Form 10QSB
period 2004-09-30
COMMERCE DEVELOPMENT CORP LTD
filed 2005-01-18
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 333-104647

COMMERCRE DEVELOPMENT CORPORATION, LTD.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Maryland	33-0843696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 RIO SAN DIEGO DRIVE, 8TH FLOOR SAN DEIGO, CALIFORNIA 92108
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

619-209-6035
(ISSUER’S TELEPHONE NUMBER)

        The total number of shares outstanding of the issuer’s common stock, par value $.001, as of September 30, 2004 is 21,365,500.

        Transitional Small Business Disclosure Format: Yes [  ] No |X|

INDEX

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets -September 30, 2004 and
December 31, 2003	3
Condensed Consolidated Statements of Losses -Three and Nine Months Ended
September 30, 2004 and 2003 and for the Period May 13, 1998 (Date of
Inception) through September 30, 2004	4
Condensed Consolidated Statements of Deficiency in Stockholders' Equity
for the Period May 13, 1998 (Date of Inception) through September 30, 2004	5
Condensed Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 2004 and 2003 and for the Period May 13, 1998 (Date of
Inception) through September 30, 2004	6
Notes to Unaudited Condensed Consolidated Financial Information -
September 30, 2004	8
ITEM 2 Management's Discussion and Analysis of Financial Conditions And Results
of Operations	11
ITEM 3 Controls and Procedures	14
PART II OTHER INFORMATION
ITEM 1 Legal proceedings	14
ITEM 2 Changes in securities and use of proceeds	14
ITEM 3 Defaults upon senior securities	14
ITEM 4 Submission of matters to a vote of security holders	14
ITEM 5 Other information	14
ITEM 6 Exhibits	15
SIGNATURES	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,610	$1,970

Total Current Assets	1,610	1,970
Property, Plant and Equipment	6,550	6,550
Less: Accumulated Depreciation	2,261	1,560

	4,289	4,990
Total Assets	$5,899	$6,960

LIABILITIES AND (DEFICIENCY IN)
STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$35,783	$32,996
Shareholder Advances	26,500	15,500

Total Current Liabilities	62,283	48,496
Commitments and Contingencies	--	--
Common Stock, Par Value $0.001: 300,000,000 shares
authorized; 21,365,500 shares and 21,165,500 shares
issued and outstanding at September 30, 2004 and
December 31, 2003, respectively	21,366	21,166
Additional-Paid-In Capital	481,016	476,216

Deficit During Development Stage	(558,766)	(538,918)

Total (Deficiency in) Stockholders' Equity	(56,384)	(41,536)
Total Liabilities and (Deficiency in)
Stockholders' Equity	$5,899	$6,960

See accompanying footnotes to the unaudited condensed consolidated financial information

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		For the Period May 13, 1998 (Date of Inception) to September 30,
	2004	2003	2004	2003	2004
Operating Expenses:
General and Administrative
Expenses	$76	$4,201	$19,146	$97,549	$606,540
Depreciation	234	234	702	702	26,258

Total Operating Expenses	310	4,435	19,848	98,251	632,798
Other Income	--	--	--	--	74,032
Provision for Income Taxes	--	--	--	--	--

Net (Loss)	$(310)	$(4,435)	$(19,848)	$(98,251)	$(558,766)

(Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(Basic and Assuming Dilution)
Weighted Average Common Shares
Outstanding	21,365,500	21,165,000	21,293,467	21,433,603

See accompanying footnotes to the unaudited condensed consolidated financial information

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE PERIOD May 13, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
(UNAUDITED)

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998)
to parent company	2,000,000	$2,000	$--	$ --	$--	$2,000
Net loss	--	--	--	--	(35,202)	(35,202)
Net transfer with Majestic (Note B)	--	--	35,432	--	--	35,432

Balance at December 31, 1998	2,000,000	$2,000	$35,432	$ --	$(35,202)	$2,230

Net loss	--	--	--	--	(70,727)	(70,727)
Net transfer with Majestic (Note B)	--	--	33,266	--	--	33,266

Balance at December 31, 1999	2,000,000	$2,000	$68,698	$ --	$(105,929)	$(35,231)

Net loss	--	--	--	--	(178,138)	(178,138)
Net transfer with Majestic (Note B)	--	--	56,056	--	--	56,056

Balance at December 31, 2000	2,000,000	$2,000	$124,754	$ --	$(284,067)	$(157,313)

Net income	--	--	--	--	2,711	2,711
Net transfer with Majestic (Note B)	--	--	37,287	--	--	37,287

Balance at December 31, 2001	2,000,000	$2,000	$162,041	$ --	$(281,356)	$(117,315)

Shares issued to consultants in May 2002 in exchange for services
rendered at $.06 per share	715,000	715	42,185	--	--	42,900
Shares issued to consultants and employees in September 2002 in
exchange for services rendered at $.06 per share	17,300,000	17,300	86,500	--	--	103,800
Shares issued in September 2002 in connection with acquisition of
USM Financial Solutions, Inc. valued at $.006 per share	800,000	800	4,000	--	--	4,800
Common stock subscription	--	--	--	87,250	--	87,250
Net loss	--	--	--	--	(126,042)	(126,042)
Net transfer with Majestic (Note B)	--	--	6,591	--	--	6,591

Balance at December 31, 2002	20,815,000	$20,815	$301,317	$ 87,250	$(407,398)	$1,984

See accompanying footnotes to the unaudited condensed consolidated financial information

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD May 13, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
(UNAUDITED)

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Balance carry forward	20,815,000	$20,815	$301,317	$ 87,250	$(407,398)	$1,984

Common shares issued to sophisticated investors in February 2003
for cash at $0.50 per share	176,000	176	87,824	--	--	88,000
Common shares issued in February 2003 at $0.50 per share for
common stock subscription proceeds received in December 2002	174,500	175	87,075	(87,250)	--	--
Net loss	--	--	--	--	(131,520)	(131,520)

Balance at December 31, 2003	21,165,500	$21,166	$476,216	$ --	$(538,918)	$(41,536)

Shares issued to consultants in April 2004 in exchange for
services rendered at $.025 per share	200,000	200	4,800	--	--	5,000
Net loss	--	--	--	--	(19,848)	(19,848)

Balance at September 30, 2004	21,365,500	$21,366	$481,016	$ --	$(558,766)	$(56,384)

See accompanying footnotes to the unaudited condensed consolidated financial information

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Period May 13, 1998 (Date of Inception) through September For The Nine Months Ended September 30, 30, 2004 2004 2003

Cash flows from operating activities:
Net income (loss) for the period	$(19,848)	$(98,251)	$(558,766)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	5,000	--	151,700
Adjustment for common stock issued to Majestic, in connection
with stock splits in March and August 2002	--	--	2,000
Adjustments for expenses previously paid by Majestic on the
Company's behalf	--	--	168,632
Common stock issued in connection with acquisition of USM
Financial	--	--	4,800
Extinguishment of debt to Majestic	--	--	(107,419)
Depreciation	702	702	26,257
Loss from disposal of assets	--	--	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	--	(2,493)	--
Accounts payable and accrued liabilities	2,786	(1,338)	35,782

Net cash (used in) operating activities	(11,360)	(101,380)	(64,925)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	--	--	(242,634)
Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of
costs	--	88,000	175,250
Proceeds from (repayment to) shareholders advances	11,000	5,400	26,500
Due to related parties, net	--	--	107,419

Net cash provided by financing activities	11,000	93,400	309,169
Net increase (decrease) in cash and equivalents	(360)	(7,980)	1,610
Cash and cash equivalents at beginning of period	1,970	9,989	--

Cash and cash equivalents at end of period	$1,610	$2,009	$1,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$--	$--	$--
Cash paid during the period for interest	--	--	--
Adjustment for common stock issued to Majestic, in connection
with stock splits in March and August 2002	--	--	2,000
Common stock issued for services rendered	5,000	--	151,700
Acquisition:
Assets acquired, net	--	--	--
Acquisition costs	--	--	4,800
Liabilities assumed, net	--	--	--
Common stock issued	--	--	(4,800)

Net cash paid for acquisition	$--	$--	$--

See accompanying footnotes to the unaudited condensed consolidated financial information

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of SEC Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company’s SEC Form SB-2.

Business and Basis of Presentation

Commerce Development Corporation, Ltd. (the “Company”), formerly Majestic Financial, Ltd., is incorporated under the laws of the state of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, the “Parent”). In March 2002, Majestic’s Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders (see Note B). The financial statements of the Company as of March 2002 are presented on a carved-out basis, and derived from the historical financial statements of Majestic, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been a separate stand-alone entity during the periods presented or of future results. Summarized results of the allocation of expenses are further described in Note B.

In the past the Company was engaged in the limited origination and servicing of new modular building leases. This activity is conducted primarily in the state of California. All of the leases which the Company entered into were accounted for as operating leases. The Company ceased entering into new leases in 2000 and the accompanying consolidated financial statements reflect as other income, the revenues recognized from the final leasing transactions.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM Financial Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2004, the Company has accumulated losses of $558,766.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2004.

NOTE B – SPIN-OFF TRANSACTIONS

On March 31, 2002, the Company’s parent, The Majestic Companies, Ltd. (the “Majestic” or “Parent”), entered into a Stock Purchase Agreement (“Agreement”) to spin-off the Company to Alexander & Wade, Inc. (the “A&W”), an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders.

Pursuant to the Agreement, the Company authorized a stock split of 20,000,000-for-1, which increased the solely one share outstanding to 20,000,000 shares. A&W agreed to purchase 17,500,000 shares of the Company’s common stock, and the remaining 2,500,000 would be distributed as a dividend to the shareholders of record of Majestic as of April 30, 2002. After the closing of the Agreement, Majestic received $10,000 from A&W, and other good and valuable consideration. A&W assumed total liabilities for any and all outstanding obligations of the Company in existence at the time of closing, and also assumed $110,490 of Majestic’s debt owed to its former Chief Executive Officer.

Certain information in the Company’s financial statements relating to the results of operations and financial condition was derived from the historical financial statements of Majestic, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Various allocation methodologies were employed to allocate the expenses incurred by Majestic on the Company’s behalf. Allocations of these expenses include advertising, officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. The Company may incur additional general administrative expenses, and other costs as a result of operating independently of Majestic.

The accompany financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE B – SPIN-OFF TRANSACTIONS (Continued)

	For the Nine Month Ended September 30,		For the Period May 13, 1998 (Date of Inception) through
	2004	2003	September 30, 2004
Net transfer from Majestic -	$168,632	$168,632	$--
beginning of the period
Net transactions with Majestic:
Advertising	--	--	15,774
Accounting and legal fees	--	--	64,747
Rent	--	--	22,375
Officer salaries	--	--	44,184
Office expenses	--	--	21,552

	--	--	168,632

Net transfer from Majestic -
end of the period	$168,632	$168,632	$168,632

NOTE C — CAPITAL STOCK

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.001 per share. The Company has 21,365,550 and 21,165,500 shares of common stock issued and outstanding as of September 30, 2004 and December 31, 2003, respectively.

In May 1998, the Company issued one share of common stock at par to its parent company, The Majestic Company, Ltd. (“Majestic”). In March 2002, pursuant to a Stock Purchase Agreement (“Agreement”) to spin-off the Company (see Note B), the Company authorized a stock split of 20,000,000-for-1, which increased the solely one share outstanding to 20,000,000 shares. A&W purchased 17,500,000 shares of the Company’s common stock from Majestic, and the remaining 2,500,000 shares held by the Majestic would be distributed as a dividend to the shareholders of record of Majestic as of April 30, 2002.

On August 31, 2002, the Company effected a one one-for-ten reverse stock split of its authorized and outstanding shares of common stock. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

In September 2002, The Mercer Group acquired 1,500,000 shares of the 1,750,000 (post reverse split) shares previously owned by A&W. In November 2002, the 250,000 (post reverse split) shares that were issued to Majestic for distribution to its shareholders were returned to the Company and reissued to the President of A&W (Majestic’s former Chief Executive Officer).

On September 24, 2002, the Company issued a total of 800,000 shares of common stock to US Microbics, Inc. and USM Capital Group, Inc. pursuant to a Stock Exchange Agreement in connection with acquisition of USM Financial Solutions, Inc. The shares were valued at $0.006 per share, which approximated the fair value of the Company’s common stock during the period.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE C — CAPITAL STOCK (Continued)

During the year ended December 31, 2002, the Company issued an aggregate of 18,015,000 shares of common stock to consultants and employees for $146,700 of services rendered. The shares issued to the consultants and employees were based upon the value of the services received, which did not differ materially from the value of the stock issued.

In December 2002, the Company received $87,250 proceeds of common stock subscription from sophisticated investors at $0.50 per share. In February 2003, the Company issued an aggregate of 174,500 shares of common stock to the sophisticated investors for common stock previously subscribed.

In February 2003, the Company issued additional 176,000 shares of common stock at $0.50 per share to sophisticated investors and received proceeds of $88,000, net of costs and fees.

During the nine-month period ended September 30, 2004, the Company issued an aggregate of 200,000 shares of common stock to a consultant in exchange for $5,000 of services rendered. The shares issued to the consultants and employees were based upon the value of the services received, which did not differ materially from the value of the stock issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company’s expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company’s other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

We were incorporated as a Maryland corporation on May 13, 1998 with the name of Majestic Financial, Ltd. On April 29, 2002, we changed our name to Commerce Development Corporation, Ltd. to reflect the change in the Company’s planned operations.

Strategic Business Planning

We are currently focusing on developing a strategic business planning business.

The purpose of Strategic Business Planning is to help businesses and associations improve their prospects for success by enabling them to better target the applications of their scarce resources: time, effort, and money; in other words, accomplishing more with the resources they have.

Results of operations

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2003

For the three and nine-month period ended September 30, 2004, we incurred a net loss of ($310) and ($19,848) compared to a net loss of $(4,435) and ($98,251) for the same period ended September 30, 2003.

Revenues.     There was no revenue generated for the three and nine months ended September 30, 2004 and 2003. We are a development stage company and we are in the process of developing and seeking business opportunities as described above.

Costs and Expenses. General and administrative expenses were $76 and $19,146 for the three and nine months ended September 30, 2004, compared to $4,201 and $97,549 for the same period ended September 30, 2003. The decrease is primarily the result of the professional fees paid in connection with preparation and filings for the Form for Registration of Securities of Small Business Issuers in 2003 which were substantially less in 2004. Depreciation expense for the three and nine- month period ended September 30, 2004 and 2003 amounted $234 and $702, respectively.

Liquidity and Capital Resources

We are a development stage company. At September 30, 2004 we had an accumulated deficit of $558,766.

As of September 30, 2004, we had a working capital deficit of $60,673. We generated a deficit in cash flow from operations of $11,360 for the nine-month period ended September 30, 2004. The deficit in cash flow from operating activities for the period is primarily attributable to the net loss from operations of $19,848, adjusted for depreciation of $702, common stock issued to consultants in exchange for compensation of $5,000 and an increase in accounts payable and accrued liabilities of $2,786. We met our cash requirements during the nine months ended September 30, 2004 through $11,000 of cash advances (net of repayments) from our shareholders.

As of September 30, 2004, we had cash on hand of approximately $1,610. This amount will not be sufficient to satisfy our operating requirements through the next 12 months as we will have expenses such as those related to this offering and to office rent. Our president, Mr. Andrew Mercer, has orally agreed to fund these expenses as a loan with no interest or due date, although he is under no obligation to do so. If he does not fund these expenses, we will be unable to implement our business plan. Further, to satisfy our operating requirements through September 30, 2005, we estimate that we will need an additional $680,000. If we do not secure this additional debt or equity financing, we will be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk.

If we do not raise this entire amount, we would cease our attempts to implement our business plan, go out of business and not become a shell company to be used as a vehicle for a reverse acquisition.

We intend to raise additional funds from an offering of our stock in the future. We have not taken any steps to effect this offering. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing. We may not generate operating cash flow or raise other equity or debt financing sufficient to fund this amount. If we don’t raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and very limited revenues, an investor cannot determine if we will ever become profitable.

The effect of inflation on our revenue and operating results was not significant. Our operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company’s financial condition or results of operations.

THE INDEPENDENT AUDITOR’S REPORT ON OUR DECEMBER 31, 2003 and 2002 FINANCIAL STATEMENTS INCLUDED IN OUR FORM SB2 stated that we have had difficulty in generating sufficient cash flow to meet its obligations, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  None

Item 3. Defaults upon Senior Securities.

  None

Item 4. Submission of Matters to a Vote of Security Holders.

  None

Item 5. Other Information.

  None

Item 6. Exhibits

Exhibit Number Name and/or Identification of Exhibit

  3    Articles of Incorporation & By-Laws
       (a) Articles of Incorporation of the Company.*
       (b) By-Laws of the Company.*

31    Certification

32    Certification

* Incorporated by reference to the exhibits to the Company’s Form for Registration of Securities of Small Business Issuers on Form SB-2, and amendments thereto, previously filed with the Commission.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commerce Development Corporation, Ltd.
DATE: January 14, 2005	By: /s/ Andrew Mercer
Andrew Mercer
Principal Executive Officer
Principal Financial and Accounting Officer