Form 10KSB
period 2004-12-31
COMMERCE DEVELOPMENT CORP LTD
filed 2005-04-15
CIK 1208790

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2004

OR

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to ________

Commission File Number 333-104647

COMMERCRE DEVELOPMENT CORPORATION, LTD.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

MARYLAND	33-0843696
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

8880 RIO SAN DIEGO DRIVE, 8TH FLOOR SAN DEIGO, CALIFORNIA 92108
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

619-209-6035
(ISSUER’S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

common stock, par value $.001 per share

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: None

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Not applicable. Our stock is not traded on any exchange

        Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

        Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 1, 2005 – 21,365,500.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

        No documents are incorporated by reference into this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Table of Contents

Part I	4
Item 1. Description of Business	4
Item 2. Description of Property	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12
PART II	12
Item 5. Market for Common Equity and Related Stockholder Matters	12
Item 6. Management's Discussion and Analysis or Plan of Operation	15
Item 7. Financial Statements	F-	1
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	17
Item 8A. Controls and Procedures	17
PART III	18
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act	18
Item 10. Executive Compensation	20
Item 11. Security Ownership of Certain Beneficial Owners and Management	21
Item 12. Certain Relationships and Related Transactions	22
Item 13. Exhibits and Reports on Form 8-K	25
Item 14. Principal Accountant Fees and Services	25

Part I

Item 1. Description of Business.

Business Development

We were incorporated as a Maryland corporation on May 13, 1998 as a wholly-owned subsidiary of The Majestic Companies, Ltd., a publicly-held company, with the name of Majestic Financial, Ltd. On March 31, 2002, The Majestic Companies, Ltd. sold 17,500,000 shares, or 87.5 percent, of our stock to Alexander & Wade, Inc., a San Diego, California investment service firm controlled by Mr. Francis A. Zubrowski, our former chairman and president from 1998 until 2002. Mr. Zubrowski was our sole officer and director from the time of our incorporation until September 1, 2002.

As originally planned, Majestic Financial, Ltd. expected to engage in the business of financing leases. We only engaged in limited number of transactions during the period of 1998 to 2000, after which our operations became dormant. We were acquired by Alexander & Wade who desired to have us acquire a going business and thereafter spin-off our shares to the stockholders of The Majestic Companies, Ltd., and thereby become a publicly-held company. Subsequent to our acquisition by Alexander & Wade, the planned spin-off to the stockholders of The Majestic Companies, Ltd. was cancelled due to changes in market conditions. While we were controlled by Alexander & Wade we did not engage in any business.

On April 29, 2002, we changed our name to Commerce Development Corporation, Ltd. . to reflect the change in the Company’s planned operations On August 31, 2002, our stockholders effected a one for ten reverse split of our common stock, leaving 2,715,000 shares issued and outstanding. On September 1, 2002, Andrew E. Mercer, chairman and president of Mercer Group, Inc., entered into a 16 month employment agreement to act as our president and chief executive officer and a related non-competition agreement for a period of 16 months after termination of his employment, in return for 13,340,000 shares of our stock, which constituted approximately 69% of our issued and outstanding shares taking into account the prior reverse split and additional stock issuances on that date. The stock was valued at $0.006 per share, then book value, for an aggregate of $80,040. The employment agreement provides that Mr. Mercer shall perform all duties and services regularly incident to the position of President and Chief Executive Officer and such other duties and services as may be prescribed by the Board of Directors of the Company from time to time. Mr. Mercer further agrees to serve without additional compensation as a director of and in such executive positions with any subsidiaries as the Board of Directors may designate and to fulfill the responsibilities incident to such positions. If Mr. Mercer shall (a) be convicted of a felony, or (b) engage in conduct as defined under cause, all as set out the agreement, we have the right to terminate the contract and employment.

During the times discussed above, there has been no change in the control of Alexander & Wade or Mercer Group. As for The Majestic Companies, Mr. Zubrowski resigned as its chairman and president on July 12, 2003. He had served in those capacities since 1998. Its remaining officer and director, Paul S. Hewitt, resigned on July 12, 2002. Mr. Hewitt had served in those capacities since December 23, 1998 As of the date of this prospectus, The Majestic Companies does not conduct any operations and has no officers or directors other than Lyle J. Mortensen, its corporate secretary, who does not own any shares of The Majestic Companies. The offices of The Majestic Companies are located at 1340 S. Main Street, Suite 190, Grapevine, Texas 76051. There is no one who owns five percent or more of the issued and outstanding stock of The Majestic Companies.

Neither Mr. Zubrowski, Mr. Mortensen, nor Mr. Mercer. have previous involvement with blank check companies.

Since our formation, we have generated only minimal revenues, have had only minimal liquid assets, have incurred losses, and have had no operations. Consequently, we are a development stage company.

Since Mr. Mercer acquired control of our company, he has undertaken the following actions to implement our business plan:

•	Had our registration statement on Form SB-2 declared effective by the SEC.

•	Phased out all consulting operations of the Mercer and all consulting will now be handled by us. This is consistent with our plan that all services previously provided by the Mercer Group will now be provided by us. In this connection, Mr. Mercer has not accepted any new clients for the Mercer Group since 2002.

•	Held discussions on an exploratory basis with four potential clients. These discussions concerned our providing services to them. The four companies include: American Eagle Manufacturing, Ultimate Security Systems, Comport Insurance Services and MBH Holdings. There are no written contracts in place.

•	Developed our network of business development specialists by holding discussions with attorneys, accountants, and financial and business advisors who previously provided strategic business planning services to clients of Mercer Group or are well known to our president, Mr. Mercer, about providing similar services to our potential clients after our securities are qualified for quotation on the over the counter bulletin board. There is no assurance that we can secure any or all required consultants for any particular engagement.

•	The number of consultants we retain will depend upon the number of contracts we secure. The skills required of the consultants will depend upon the nature of the engagement. However, all consultants must have substantial experience and expertise in any one or all of the services we are providing, such as legal, accounting, CFO/financial, marketing, operational and management. We do not anticipate any cost in hiring these consultants as we anticipate all consultants will be independent contractors rather than employees. All consultants will be paid from fees we receive from our clients under our agreements with them. There are currently no written or oral agreements with any consultants.

We are currently attempting to implement these activities. In that connection, in 2005 we signed a contract for development of a strategic business plan with a client and have, with the help of a consultant, begun implementation of that contract.

Strategic Business Planning

The purpose of Strategic Business Planning is to help businesses and associations improve their prospects for success by enabling them to better target the applications of their scarce resources: time, effort, and money; in other words, accomplishing more with the resources they have.

In general, Strategic Business Planning is a methodical process for:

•	identifying the essential core description of the endeavor,

•	identifying and documenting underlying assumptions about the elements of operating business environment that directly impact a business operation, but over which the business may have no substantive influence,

•	selecting, prioritizing, and documenting the principal goals that a business or association wants to achieve, o selecting, prioritizing, and documenting the strategies that a business expect to use in achieving each goal, and o developing detailed integrated action plans that will be used both as a basis to allocate resources to business needs, and also to assess movement your business goals.

Our activities will encompass management, financial, organizational, and developmental processes, with the idea of enabling our small business clients to maximize their growth and profitability.

•	We have created a four-phase process designed to generate small businesses growth. Under Phase One, we will meet with the management of client and assess the needs and scope of the proposed engagement. Thereafter, we will:Review financials and forecasts, and analyze business strategy, plan and goals.

•	Appraise organizational needs.

•	Evaluate assets, intellectual property and good will.

•	Compile a matrix of company strengths and weaknesses and compare against the client’s competition.

Under Phase Two, we will outline a plan of action with the client’s senior management, and reach agreement on milestones and timeframe. Thereafter, we will

•	Determine optimum vehicle(s) for growth.

•	Assemble team members for execution of plans.

•	Deploy resources in the form of technology, consultants, and partners.

Under Phase Three, we will establish reporting and accountability procedures, and monitor progress weekly with written feedback. Thereafter, we will have bi-weekly meetings with senior management for detailed review and to adjust programs as needed.

Under Phase Four, we will provide measurement analysis for key aspects of the programs, create reporting structures for ongoing monitoring of success/impact, and generate detailed programs report for senior management review.

Our goal is to offer assistance to pre-initial public offering companies seeking to develop their businesses to the point where a realistic exit strategy of merger, acquisition or an initial public offering can be achieved.

We will not do any of the following:

•	Accept stock for services

•	Acquire any businesses

•	Form, manage or invest in blank check companies

•	Have any other involvement with blank check companies, except that if a client is approached by a blank check company to be acquired, we may advise our client, the operating company, in the transaction.

This is a policy adopted by oral agreement by our board of directors. We know of now reasons why this policy can change.

The Majestic Companies, Ltd.

The Majestic Companies, Ltd., which has its shares quoted on the OTC Bulletin Board under the symbol “MJXC,” was incorporated under the laws of the State of Nevada on December 3, 1992 under the name of Rhodes, Wolters & Associates, Inc. In May 1998, the Majestic Companies changed its name to SkyTex International, Inc., and in December 1998, merged with The Majestic Companies, Ltd., a Delaware corporation (“Majestic Delaware”). The Majestic Companies had no material operations during the period prior to this merger. Majestic Delaware had operations and formerly did business as Majestic Motor Car Company, Ltd. and, prior to that, Majestic Minerals, Ltd., which was intended to be a mining company but we believe currently has no active operations. Majestic Motor Car Company, Ltd. was a British Columbia corporation that intended to become involved in automobile manufacturing but we believe currently has no active operations. In March 1998, Majestic Motor Car Company merged with and into Majestic Delaware for the purpose of reincorporating under the laws of the State of Delaware. As a part of the merger of the Majestic Companies and Majestic Delaware, the Majestic Companies’ corporate name was changed to The Majestic Companies, Ltd.

The Majestic Companies, through its below described wholly owned subsidiaries, has conducted the following operations:

Majestic Safe-T-Products, Ltd. This company designed and marketed transportation related safety equipment for the school bus market. The Majestic Companies sold 80.3 percent of its ownership in Majestic Safe-T-Products on June 30, 2002. On that date, Majestic Safe-T-Products issued 10,000,000 shares of its common stock to The Majestic Companies, in order to extinguish approximately $817,748 of inter-company debt owing to The Majestic Companies. Additionally, Majestic Safe-T-Products assumed approximately $163,517 in debt from The Majestic Companies owed to the following parties in the amounts indicated:

•	Francis A. Zubrowski, $11,883, which was paid in exchange for 1,188,300 shares of Majestic Safe-T-Products common stock;

•	Gail Bostwick, the wife of Mr. Zubrowski, $126,634, which continued as an obligation of Majestic Safe-T-Products on its financial statements;

•	William Woo, $10,000, which was paid in exchange for 1,000,000 shares of Majestic Safe-T-Products common stock; and

•	A2A Industries Corporation, $15,000, which was paid in exchange for 680,000 shares of Majestic Safe-T-Products common stock.

Majestic Financial, Ltd. On March 31, 2002, The Majestic Companies sold 87.5 percent of our stock to Alexander & Wade, Inc., as discussed above. In September 2002, the 87.5 percent of our stock owned by Alexander & Wade was acquired by Mercer Group, Inc., a California corporation specializing in business development. In November 2002, the remaining 12.5 percent of our stock owned by The Majestic Companies, Ltd. was sold to Mr. Zubrowski.

Majestic Modular Buildings, Ltd. In December 2001, The Majestic Companies completed the sale of its wholly owned modular manufacturing subsidiary to Global Diversified Holdings, Inc. (formerly Global Foods Online, Inc.).

North American Industrial Vehicles, Inc. The Majestic Companies is the sole stockholder of North American Industrial Vehicles, Inc., a Delaware corporation. This corporation was incorporated on November 17, 1997 and has never been active or provided operations of any kind.

None of the former or current subsidiaries of The Majestic Companies is a reporting company.

We are advised that The Majestic Companies is currently inactive and has no operational management. A search of the Nevada Secretary of State website indicates the company is in default and is controlled by the following individuals:

President: J DAVID GOWDY Address: PO BOX 27740 LAS VEGAS NV89126; Secretary: LYLE J MORTENSEN Address: PO BOX 27740 LAS VEGAS NV89126; Treasurer: LYLE J MORTENSEN Address: PO BOX 27740 LAS VEGAS NV89126.

Mercer Group, Inc.

Mercer Group, Inc., a California corporation, has been providing to smaller businesses services similar to those we propose to provide since 1997. Mercer Group specializes in offering consulting for corporate structuring, business plan development, corporate document preparation other similar services. However, the Mercer Group is not accepting new clients for the services we offer. Because the Mercer Group was in the same line of business as us, to avoid any potential conflicts concerning accepting new business, both the Mercer Group and we have adopted a written policy that all candidates for the consulting services to be offered by Commerce Development will retain Commerce Development and not Mercer Group in the future. This policy was adopted by the boards of both companies. We are not aware of any circumstances under which this policy can be changed.

Alexander & Wade, Inc.

Alexander & Wade, Inc., a California corporation, was incorporated on Oct. 13, 2000. It is a privately held corporation controlled and managed by Francis A. Zubrowski, our former chairman and chief executive officer. Mr. Zubrowski also formerly held the same positions with The Majestic Companies, Ltd. Alexander & Wade offers business management and financial consulting services.

Marketing

We will focus the marketing of our services to private small businesses with yearly revenues between $3,000,000 and $50,000,000. Through a series of seminars, we plan to develop a network within the financial industry from which we hope to derive the significant majority of our referrals. In addition to this ongoing networking strategy, we intend to create recognition by visiting underwriters, attorneys, accounting firms, and by providing presentations about our services. Furthermore, certain members of our management team will attend venture capital seminars to further market our services.

Employees

As of the date of this prospectus, we have three full-time employees, two in management and one in support.

Legal Proceedings

As of the date of this prospectus, we are not involved in any legal proceedings.

RISK FACTORS

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

We are a development stage company. As shown in the financial statements during the years ended December 31, 2004 and 2003, the Company incurred net losses of $21,362 and $100,959, respectively. For the period from inception through December 31, 2004, the Company has accumulated losses of $560,281.

As of December 31, 2004, we had cash on hand of approximately $867. This amount will not be sufficient to satisfy our operating requirements through the next 12 months as we will have expenses such as those related to this offering and to office rent. Our president, Mr. Andrew Mercer, has orally agreed to fund these expenses as a loan with no interest or due date, although he is under no obligation to do so. If he does not fund these expenses, we will be unable to implement our business plan. Further, to satisfy our operating requirements through December 31, 2005, we estimate that we will need an additional $680,000. If we do not secure this additional debt or equity financing, we will be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise this entire amount, we would cease our attempts to implement our business plan, go out of business and not become a shell company to be used as a vehicle for a reverse acquisition.

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

Our management decisions are made by our CEO and President, Mr. Mercer and our CFO, Mr. Medina; if we lose their services, our ability to generate revenues may be reduced.

Our success is dependent on the efforts of Andrew Mercer who serves as our CEO and President and Hector Medina who serves as our CFO. We do not maintain key person life insurance on Mr. Mercer or Mr. Medina. Because they are currently essential to our operations, you must rely on their management decisions. Our CEO and CFO will continue to control our business affairs in the future. We have an employment agreement with Mr. Mercer only. If we lose their services, we may not be able to hire and retain another CEO or CFO with comparable experience.

Insiders control our activities and may cause us to act in a manner that is most beneficial to such insiders and not to outside shareholders.

Our officers and directors and their affiliates currently control at least 85% of our common stock and will control approximately 82.7% of our common stock after issuance of additional stock to our attorney, Michael T. Williams, Esq.. As a result, these insiders effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. Our insiders also have the ability to block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Because there is not now and may never be a public market for our common stock, investors may have difficulty in reselling their shares.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of December 31, 2004, there are 3,315,500 shares of our common stock held by non-affiliates and 18,000,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. 350,500 of these shares were registered in our 2004 selling shareholder registration statement.

In addition to the shares available for resale under the registration statement, as a result of the provisions of Rule 144, all restricted securities, except any issued at the time we were a “blank check” company, could be available for sale in a public market, if developed, beginning 90 days from the effective date of this registration statement. These share would have to be sold under the volume and transaction limitations of Rule 144, however. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing prices for our securities.

Certain Maryland corporation law provisions could prevent a potential takeover of us that could adversely affect the price of our common stock or deprive you of a premium over the price.

We are incorporated in the State of Maryland. Certain provisions of Maryland corporation law could adversely affect the price of our common stock. Because Maryland law governing control-share acquisitions requires board approval of a transaction involving a change in our control; it would be more difficult for someone to acquire control of us. Neither our Articles nor our Bylaws contain any similar provisions.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, some members of which are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. Some members of the board of directors are independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Item 2. Description of Property.

We lease approximately 150 square feet of office space in San Diego, California for an annual rental of approximately $14,544. The is on an oral, month-to-month basis.

We believe that our facilities are adequate to meet our current needs. However, as we begin to implement our business plan, we will need to locate our headquarters office space. We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Options, Warrants, Convertible Securities

There are no options, warrants or convertible securities outstanding.

Penny Stock Considerations

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Considerations

The OTC Bulletin Board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. The NASD cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the bulletin board is that the issuer be current in its reporting requirements with the SEC.

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the OTC Bulletin Board rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities.

Investors must contact a broker-dealer to trade OTC Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders — an order to buy or sell a specific number of shares at the current market price — it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.

Holders

As of April 1, 2005, we had 58 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

Overview

We were incorporated as a Maryland corporation on May 13, 1998 as a wholly-owned subsidiary of The Majestic Companies, Ltd., a publicly-held company, with the name of Majestic Financial, Ltd.

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

Plan of Operations

We are a development stage company. As shown in the financial statements during the years ended December 31, 2004 and 2003, the Company incurred net losses of $21,362 and $100,959, respectively. For the period from inception through December 31, 2004, the Company has accumulated losses of $560,281.

As of December 31, 2004, we had cash on hand of approximately $867. This amount will not be sufficient to satisfy our operating requirements through the next 12 months as we will have expenses such as those related to this offering and to office rent. Our president, Mr. Andrew Mercer, has orally agreed to fund these expenses as a loan with no interest or due date, although he is under no obligation to do so. If he does not fund these expenses, we will be unable to implement our business plan. Further, to satisfy our operating requirements through December 31, 2005, we estimate that we will need an additional $680,000. If we do not secure this additional debt or equity financing, we will be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise this entire amount, we would cease our attempts to implement our business plan, go out of business and not become a shell company to be used as a vehicle for a reverse acquisition.

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

Our independent certified public accountants have stated in their report dated April 4, 2005 included herein, that we have had difficulty in generating sufficient cash flow to meet its obligations, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149,AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS’ DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS — AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company’s results of operations or financial positions.

Item 7. Financial Statements.

Lawrence Scharfman & Co., CPA P.A.Certified
Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Commerce Development Corp., Ltd.
8316 Clairement Mesa Blvd. #106
San Diego, CA. 92111

We have audited the accompanying balance sheet of Commerce Development Corp. Ltd. December 31, 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year in the period ended December 31, 2004. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis four our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Commerce Development Corp. Ltd., as December 31, 2004 and the results of its operations and its cash flows for the year in the period ended December 31, 2004., in conformity with U.S. generally accepted accounting principles.

Lawrence Scharfman C.P.A., P.A.

Boynton Beach, Florida
April 4, 2005

-LICENSED IN FLORIDA & NEW YORK-

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$867	$1,970

Total Current Assets	867	1,970
Property, Plant and Equipment	6,550	6,550
Less: Accumulated Depreciation	2,495	1,560

	4,055	4,990
	$4,922	$6,960

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$36,321	$32,996
Total Current Liabilities	62,821	48,496
	554,217	554,217

Commitments and Contingencies	--	--
Common Stock, Par Value $0.001: 300,000,000 shares authorized;
21,365,500 shares issued and outstanding at December 31, 2004 and	21,366	21,166
December 31, 2003, respectively
Additional-Paid-In Capital	481,017	476,216
Common Stock Subscription	--	--
Accumulated Deficit	(560,281)	(538,918)

Total (Deficiency in) Stockholders' Equity	(57,899)	(41,536)
	$4,922	$6,960

See accompanying notes to consolidated financial statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For The Twelve Months Ended December 31, 2004	For The Twelve Months Ended December 31, 2003	For the Period May 13, 1998 (Date of Inception) to December 31, 2004
Operating Expenses:
General and Administrative Expenses	20,426	100,024	607,821
Depreciation and Amortization	936	936	26,492

Total Operating Expenses	21,362	100,960	634,313
Other Income (Expenses)	$--	$--	74,032
Income Tax Expense	--
Net Loss	$(21,362)	$(100,960)	(560,281)
Income/(Loss) Per Common Share	$(0.001)	$(0.00)	$(0.06)
(Basic and Assuming Dilution)
Weighted Average Common
Shares Outstanding	21,311,448	21,461,725	8,763,078

See accompanying notes to consolidated financial statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2004

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception
(May 13,1998) to parent company	2,000,000	2,000	$--	$--	$--	$2,000
Net income (loss)	--	--	--	--	(35,202)	(35,202)
Net transfer with Majestc	--	--	35,432	--	--	35,432

Balance at December 31, 1998	2,000,000	$2,000	$35,432	$--	$(35,202)	$2,230
Net income (loss)	--	--	--	--	(70,727)	(70,727)
Net transfer with Majestc	--	--	33,266	--	--	33,266

Balance at December 31, 1999	2,000,000	$2,000	$68,698	$--	$(105,929)	$(35,231)
Net income (loss)	--	--	--	--	(178,138)	(178,138)
Net transfer with Majestc	--	--	56,056	--	--	56,056

Balance at December 31, 2000	2,000,000	$2,000	$124,754	$--	$(284,067)	$(157,313)
Net income (loss)	--	--	--	--	2,711	2,711
Net transfer with Majestc	--	--	37,287	--	--	37,287

Balance at December 31, 2001	2,000,000	$2,000	$162,041	$--	$(281,356)	$(117,315)
Shares issued to consultants in
May 2002 in exchange for services
rendered at $0.06 per share	715,000	715	42,185	--	--	42,900
Shares issued to employees and
consultants in September 2002 in
exchange for services rendered at
$0.06 per share	17,300,000	7,300	86,500	--	--	103,800
Shares issued in September 2002 in
connection with acquisition of USM
Financial Solutions, Inc., valued
at $0.006 per share	800,000	800	4,000	--	--	4,800
Common stock subscription	--	--	--	87,250	--	87,250
Net income (loss)	--	--	--	--	(126,043)	(126,043)
Net transfer with Majestc	--	--	6,591	--	--	6,591

Balance at December 31, 2002	20,815,000	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated
investors in February 2003 for
cash at $0.50 per share	176,000	176	87,824	--	--	88,000
Common stock issued in February
2003 at $0.50 per share for
common stock subscription proceeds
received in December 2002	174,500	75	87,075	(87,250)	--	--
Net Income (loss)	--	--	--	--	(131,520)	(131,520)

Balance at December 31, 2003	21,165,500	$21,166	$476,216	$--	$(538,919)	$(41,537)
Common Stock issued for services
rendered at $0.025 SH in Apr 2004	200,000	$200	$4,801	$--	$--	$5,001
Net Income (loss)	--	--	--	--	(21,362)	(21,362)

Balance at December 31, 2004	21,365,500	21,366	481,017	--	(560,281)	(57,898)

See accompanying notes to consolidated financial statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2004 2003		For the Period May 13, 1998 (Date of Inception) through December 31, 2004
Cash flows from operating activities:
Net income (loss) for the period	$(21,362)	$(100,960)	$(560,281)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	5,000	--	151,700
Adjustment for common stock issued to Majestic,
in connection with stock splits in March and August 2002	--	--	2,000
Adjustments for expenses previously paid by Majestic on
the Company's behalf	--	--	168,632
Common stock issued in connection with acquisition of USM Financial	--	--	4,800
Extingushment of debt to Majestic	--	--	(107,419)
Depreciation and amortization	936	936	26,491
Loss from disposal of assets	--	--	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	--	(2,493)	--
Accounts payable and accrued liabilities	3,323	1,098	36,319

Net cash provided by (used in) operating activities	(12,103)	(101,420)	(65,668)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	--	--	(242,634)
Cash flows from financing activities:
Proceeds from sale of common stock and stcok subscription, net of costs	--	88,000	175,250
Proceeds from common stock subscription	--	--
Proceeds from (repayment to) shareholders loans	11,000	5,400	26,500
Due to related parties, net	--	--	107,419

Net cash provided by financing activities	11,000	93,400	309,169
Net increase (decrease) in cash and equivalents	(1,103)	(8,020)	867
Cash and cash equivalents at beginning of period	1,970	9,989	--

Cash and cash equivalents at end of period	$867	$1,969	$867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$--	$--	$--
Cash paid during the period for interest	--	--	--
Adjustment for common stock issued to Majestic,
in connection with stock splits in March and August 2002	--	--	2,000
Common stock issued for services rendered	5,000	--	151,700
Acquisition:
Assets acquired, net	--	--	--
Acquisition costs	--	4,800	4,800
Liabilities assumed, net	--	--	--
Common stock issued	--	(4,800)	(4,800)
Net cash paid for acquisition	$--	$--	$--

See accompanying notes to consolidated financial statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Agreement”). Pursuant to the Agreement, USM Financial became a wholly-owned subsidiary of the Company (Note C). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM Financial Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004, the Company has accumulated losses of $560,281.

Revenue Recognition

The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company occurred $0, $79,200 and $94,773 of advertising costs for the years ended December 31, 2004, 2003 and for the period from inception to December 31, 2004, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A-- SUMMARY OF ACCOUNTING POLICIES (continued)

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (seven years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A-- SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2004 and 2003 and the period from inception to December 31, 2004.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company’s customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2004.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $21,362 for the year ended December 31, 2004, respectively. For the period from inception through December 31, 2004, the Company has accumulated losses of $560,281. As of December 31, 2004, the Company’s current liabilities exceeded its current assets by $61,954. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A-- SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company’s results of operations or financial position.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (Continued)

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s results of operations or financial position. In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS’ DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS — AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company’s results of operations or financial positions.

NOTE B – SPIN-OFF TRANSACTIONS

On March 31, 2002, the Company’s parent, The Majestic Companies, Ltd. (the “Majestic” or “Parent”), entered into a Stock Purchase Agreement (“Agreement”) to spin-off the Company to Alexander & Wade, Inc. (the “A&W”), an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders.

Pursuant to the Agreement, the Company authorized a stock split of 20,000,000-for-1, which increased the solely one share outstanding to 20,000,000 shares. A&W agreed to purchase 17,500,000 shares of the Company’s common stock, and the remaining 2,500,000 shares held by Majestic would be distributed as a dividend to the shareholders of record of Majestic as of April 30, 2002. After the closing of the Agreement, Majestic received $10,000 from A&W, and other good and valuable consideration. A&W assumed total liabilities for any and all outstanding obligations of the Company in existence at the time of closing, and also assumed $110,490 of Majestic’s debt owed to its former Chief Executive Officer.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE B – SPIN-OFF TRANSACTIONS (Continued)

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

The accompany financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	2004	2002	For the Period May 13, 1998 (Date of Inception) through December 31, 2004
Net transfer from Majestic	$0.00	$162,041	$--
beginning of the period
Net transactions with Majestic:
Advertising	--	511	15,774
Accounting and legal fees	--	2,375	64,747
Rent	--	1,500	22,375
Officer salaries	--	717	44,184
Office expenses	--	1,488	21,552

	--	6,591	168,632

Net transfer from Majestic -
end of the period	$0.00	$168,632	$168,632

NOTE C – BUSINESS COMBINATION

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly owned subsidiary of U.S. Microbics, Inc. (“US Microbics”), through a Stock Exchange Agreement (“Agreement”). Pursuant to the Agreement, the Company issued to US Microbics and US Microbics’s majority-owned subsidiary, USM Capital Group, Inc. (“USM Capital”), a total of 800,000 shares of common stock of the Company.

USM Financial has no assets and liabilities and has no business activities as of December 31, 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company’s financial statements since the date of acquisition.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE C – BUSINESS COMBINATION (Continued)

The following summarizes the acquisition of USM Financial:

Issuance of 800,000 shares of common stock	$(4,800)
Assets acquired	--
Liabilities assumed	--
Acquisition costs	$4,800

NOTE D — CAPITAL STOCK

The Company was authorized to issue 10,000,000 shares of common stock with a par value of $.01 per share. In March 2002, the Company’s Board of Directors approved an increase in the Company’s authorized common stock to 300,000,000 shares and changed the par value from $.01 to $.001 per share.

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

On August 31, 2002, the Company effected a one one-for-ten reverse stock split of its authorized and outstanding shares of common stock. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company has 21,165,500 and 20,815,000 shares of common stock issued and outstanding as of December 31, 2003 and 2002, respectively.

On September 24, 2002, the Company issued a total of 800,000 shares of common stock to US Microbics, Inc. and USM Capital Group, Inc. pursuant to a Stock Exchange Agreement (Note C). The shares were valued at $0.006 per share, which approximated the fair value of the Company’s common stock during the period.

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

In April 2004, 200,000 common shares were issued for services rendered which were valued at $5,001.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE E — RELATED PARTY TRANSACTIONS

During the period May 13, 1998 through March 31, 2002 (the “spin-off date), Majestic advanced funds to the Company for working capital purposes. The amount due to Majestic was $107,419 at March 31, 2002. No formal repayment terms or arrangements existed. In June 2002, the Company was legally released from its obligation to Majestic. The Company recognized $107,419 of other income in connection with the extinguishment of the debt. Corporate general and administrative expenses incurred by Majestic on behalf of the Company as of March 31, 2002 (the “spin-off”) are summarized in Note B.

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2004 and 2003 is $26,500 and $15,500, respectively. No formal repayment terms or arrangements exist.

NOTE F — INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

As of December 31, 2001, the Company’s results from operations was include in the consolidated income tax returns of Majestic and as a result, the Company does not have a material net operating loss carryforward for federal income tax purposes. The Company’s aggregate net operating loss during 2004 approximate $21,300 which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $16,200. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

Components of deferred tax assets as of December 31, 2004 are as follows:

Non Current:
Net operating loss carryforward	$16,200
Valuation allowance	(16,200)

Net deferred tax asset	$--

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

	2004	2003	For the period from May 13, 1998 (date of inception) through December 31, 2004
Net income (loss) available for
common shareholders	$ (21,362	$ (131,520	$(560,281)

Basic and fully diluted loss
per share	$ (0.00	$ (0.01	$(0.08)

Weighted average common
shares outstanding	21,311,448	21,461,725	6,530,270

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE H — COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company leases office space under operating leases in San Diego, California for its corporate use. Commitments for minimum rentals under non-cancelable leases at December 31, 2003 are monthly payments of $812 through June 30, 2004. Rent expense charged to operations was $2,436 for the year ended December 31, 2004.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2004 and 2003, the Company incurred net losses of $21,362 and $100,959, respectively. For the period from inception through December 31, 2004, the Company has accumulated losses of $560,281. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 4, 2005 the Registrant notified its prior independent auditors, Russell Bedford Stefanou Mirchandani LLP, Certified Public Accountants (“RBSM”) that their engagement was being terminated and that Lawrence Scharfman CPA, P.A., Boynton Beach FL had been retained as the new independent auditors.

RBSM has served as the independent auditors of the Registrant since prior to December 31, 2003.

RBSM’s report’s on the on the Registrant’s financial statements as of and for the years ended, December 31, 2003 and 2002, and the period May 13, 1998 (date of inception) though December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit reports for the years ended December 31, 2003 and 2002 , and the period May 13, 1998 (date of inception) though December 31, 2003 contained an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company’s Board of Directors. During the years ended December 31, 2003 and 2002 and the period May 13, 1998 (date of inception) through December 31, 2003, and the subsequent interim period through April 4, 2005 the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure RBSM did not advise the Registrant with regard to any of the following:

1)	That internal controls necessary to develop reliable financial statements did not exist except as noted below; or

2)	That the scope of the audit should be expanded significantly, or information has come to the accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant’s satisfaction prior to its resignation or dismissal except as noted below.

RBSM furnished the Registrant with a letter addressed to the United States Securities and Exchange Commission stating that it agrees with the above statements.

Item 8A. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Our directors and executive officers are as follows:

Name	Age	Position	Director Since
Andrew E. Mercer	59	Chairman, President, and Chief Executive Officer	September 2002
Hector Medina	29	Chief Financial Officer, Chief Accounting Officer,	N/A
		Secretary and Treasurer
Frederick A. Manger	52	Director	January 2003
Martin J. Capdevilla	57	Director	February 2003

Andrew E. Mercer became our chairman, president, and chief executive officer in September, 2002. Mr. Mercer has served as chairman, chief executive officer and president of Mercer Group, Inc. since 1997. Mercer Group is a privately held corporation offering business management and consulting services to companies which have not filed registration statements covering the initial public offerings of their securities. Mercer Group specializes in offering consulting for corporate structuring, business plan development, corporate document preparation other similar services. However, the Mercer Group is not accepting new clients. All candidates for the consulting services to be offered by Commerce Development will retain Commerce Development and not Mercer Group in the future. He plans to devote substantially all of his time to our business.

Hector Medina has been our chief financial officer, chief accounting officer, secretary and treasurer since October 2002. Mr. Medina also serves as vice-president of business development for Mercer Group; a position he has occupied since July 2001. Prior to serving in his current capacities with Commerce Development and Mercer Group, Mr. Medina was investor relations coordinator from October 2000 to July, 2001 with The IR Solution, Inc., a San Diego-based company. Mr. Medina attended National University starting September 1997 prior to joining The IR Solution. He plans to devote substantially all of his time to our business.

Frederick A. Manger has been a private investor and independent financial consultant since July, 1998. Consulting projects have included analysis, facilitation of debt repurchases and transactions, and advising the development and manufacture of a patent-pending, energy-efficient commercial lighting fixture. Since September, 2000, Mr. Manger continues in the roles of founder and secretary of a multi-media company, Paradox Entertainment, Inc., which specializes in promoting high-quality concerts and pay-for-view events.

Martin J. Capdevilla has over 20 years of corporate experience in consumer product advertising and marketing with Pfizer from 1966-1978 as U.S. marketing development director and from 1978-1982 as Pfizer-Mexico commercial director sales and marketing. Mr. Capdevilla worked for General Foods-Mexico from 1982-1986 as marketing director. In 1986, Mr. Capdevilla formed his own U.S. distribution company, Frontier Trading, Inc. located in San Diego, California. He continues to serve as president of Frontier Trading which supplies grocery products to Mexico, Central America and South America through Distriburo MJC, S.A. de C.V. located in Tijuana, Mexico.

Directors serve for a one-year term. Our Bylaws provide that the Board of Directors shall be composed of not less than the minimum number required by Section 2-402 of the Maryland General Corporation Law, which is one, nor more than fifteen members.

Board Committees

Although we have board committee charters, we currently have not undertaken any actions to implement a functioning compensation committee or a functioning audit committee.

A compensation committee, an audit committee and an audit committee financial expert are not required for us to secure a qualification for our securities to be quoted on the over the counter bulletin board. These requirements relate to Section 301 of the Sarbanes-Oxley Act. As stated on the SEC website under Division of Corporation Finance: Sarbanes-Oxley Act of 2002 – Frequently Asked Questions — November 8, 2002 (revised November 14, 2002):

Question 2:   Will the rules relating to Section 301 apply to issuers whose securities are traded on the over-the-counter bulletin board market? Answer:   No. Securities traded on the over-the-counter bulletin board market currently are not considered listed securities.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

We are not aware that any officer, director, or persons nominated for such positions, promoter or significant employee, has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them: As the company’s securities are not publicly trading, Mr. Mercer has contemporaneously filed his Form 3.

Item 10. Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2004 and 2003 by our CEO.

Name	Position	Year	Salary	Dollar Value of Stock-Based Compensation	Value of other Compensation
Andrew Mercer	CEO	2004	0	0	0
		2003	0	0	0

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, was paid to Mr. Mercer during these periods.

Compensation Agreements

On September 1, 2002, Andrew E. Mercer, chairman and president of Mercer Group, Inc., entered into a 16 month employment agreement to act as our president and chief executive officer and a related non-competition agreement for a period of 16 months after termination of his employment, in return for 13,340,000 shares of our stock, which constituted approximately 69% of our issued and outstanding shares taking into account the prior reverse split and additional stock issuances on that date. The stock was valued at $0.006 per share, then book value, for an aggregate of $80,040. The employment agreement provides that Mr. Mercer shall perform all duties and services regularly incident to the position of President and Chief Executive Officer and such other duties and services as may be prescribed by the Board of Directors of the Company from time to time. Mr. Mercer further agrees to serve without additional compensation as a director of and in such executive positions with any subsidiaries as the Board of Directors may designate and to fulfill the responsibilities incident to such positions. If Mr. Mercer shall (a) be convicted of a felony, or (b) engage in conduct as defined under cause, all as set out the agreement, we have the right to terminate the contract and employment.

Mr. Mercer has agreed to a confidentiality agreement and a covenant not to compete for 16 months following the termination of the agreement.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth the ownership, as of the date of this Supplement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. Unless otherwise indicated, the address for each of these stockholders is c/o Commerce Development Corporation, Ltd., 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108.

Shareholder	Position with Company	# of Shares	Percentage
Andrew Mercer [1]	President and CEO	18,000,000	85%
All directors and named executive		18,000,000	85%
officers as a group (4 persons)

[1] The shares owned by Mr. Mercer include 13,340,000 shares owned by him directly, and 4,660,000 shares owned by Mercer Group, Inc., a company controlled by Mr. Mercer. Mr. Mercer has the sole voting and dispositive power for the shares owned by Mercer Group. We have agreed to issue our securities counsel, Mr. Michael T. Williams, 400,000 shares of common stock for representation on 1934 Act and general securities issues for a period of one year following the effective date of this registration statement, in addition to the 200,000 shares he currently beneficially owns. Following this issuance and assuming that Mr. Williams sells only the 100,000 shares being registered under this registration statement, Mr. Mercer will own approximately 82.7% of our common stock.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 21,365,500 shares of common stock outstanding as of April 1, 2005.

Item 12. Certain Relationships and Related Transactions.

Transactions with Officers, Directors and Security Holders

On March 31, 2002, The Majestic Companies, Ltd., for a purchase price of $120,490.31, consisting of $10,000, in cash, and the forgiveness of indebtedness owed by us to Francis A. Zubrowski totaling $110,490.31, sold 17,500,000 shares, or 87.5 percent, of our stock to Alexander & Wade, Inc., a firm controlled by Mr. Zubrowski, our former chairman, president, and chief executive officer. Mr. Zubrowski owns or controls 1,360,000 shares of our common stock. All share numbers set forth in this section are after the one for ten shares reverse split we implemented in 2002.

On September 1, 2002, we entered into a client service agreement with The Mercer Group, Inc. Under the terms of the agreement, The Mercer Group provided us with:

•	Financial strategies for mergers, spin-offs, and other related activities;

•	Business development consulting for private companies seeking additional capital and pre-initial public offering strategic business planning; and

•	Consulting for management on running a public company.

Pursuant to the service agreement, we paid The Mercer Group, as compensation, 3,160,000 shares of our common stock, valued at $0.006 per share. The Mercer Group is controlled by Andrew E. Mercer, our current chairman, president and chief executive officer. Mr. Mercer owns or controls 18,000,000 shares of our common stock.

Subsequent to entering this agreement, the Mercer Group determined to wind down its consulting practice. We orally agreed with the Mercer Group that services described in “Business – Business Development,” above would be provided by Mr. Mercer.

On September 1, 2002, Andrew E. Mercer, chairman and president of Mercer Group, Inc., entered into a 16 month employment agreement to act as our president and chief executive officer and a related non-competition agreement for a period of 16 months after termination of his employment, in return for 13,340,000 shares of our stock, which constituted approximately 69% of our issued and outstanding shares taking into account the prior reverse split and additional stock issuances on that date. The stock was valued at $0.006 per share, then book value, for an aggregate of $80,040. The employment agreement provides that Mr. Mercer shall perform all duties and services regularly incident to the position of President and Chief Executive Officer and such other duties and services as may be prescribed by the Board of Directors of the Company from time to time. Mr. Mercer further agrees to serve without additional compensation as a director of and in such executive positions with any subsidiaries as the Board of Directors may designate and to fulfill the responsibilities incident to such positions. If Mr. Mercer shall (a) be convicted of a felony, or (b) engage in conduct as defined under cause, all as set out the agreement, we have the right to terminate the contract and employment.

During the period May 13, 1998 through March 31, 2002, Majestic advanced funds to us for working capital purposes. The amount due to Majestic was $107,419 at March 31, 2002. No formal repayment terms or arrangements existed. In June 2002, we are advised by our independent accountant, who was our independent accountant in June 2002 that we were legally released by oral agreement from our obligation to Majestic. The accountant made the appropriate entry on our financial statements. We recognized $107,419 of other income in connection with the extinguishment of the debt. Corporate general and administrative expenses incurred by Majestic on behalf of the Company are summarized below:

	2003	2002	For the Period May 13, 1998 (Date of Inception) through December 31, 2003
Net transfer from Majestic -	$168,632	$162,041	$ --
beginning of the period
Net transactions with Majestic:
Advertising	--	511	15,774
Accounting and legal fees	--	2,375	64,747
Rent	--	1,500	22,375
Officer salaries	--	717	44,184
Office expenses	--	1,488	21,552

	--	6,591	168,632

Net transfer from Majestic -
end of the period	$168,632	$168,632	$168,632

Our president, Mr. Andrew Mercer, has orally agreed to fund our on-going expenses as a loan with no interest or due date, although he is under no obligation to do so. The amount of the advances at December 31, 2004 is $26,500. No formal repayment terms or arrangements exist.

Transactions with Promoters

The promoters of Commerce Development are Alexander & Wade, Inc., Francis A. Zubrowski, The Mercer Group, Inc., and Andrew E. Mercer. All of the promoters, with the exception of Mr. Mercer, have received shares of our stock as set forth below. The shares owned by Mr. Mercer include 13,340,000 shares owned by him directly, and the remainder owned by Mercer Group, Inc., a company controlled by Mr. Mercer. Mr. Mercer has the sole voting and dispositive power for the shares owned by Mercer Group. See “Business.”

Name	Number of Shares Received	Consideration Received by Commerce Development
Alexander & Wade, Inc. [1]	850,000	Advice and proceeds for sale of stock
Francis A. Zubrowski	510,000	Advice and proceeds for sale of stock
The Mercer Group, Inc [2]	3,160,000	Advice and purchase of stock
Andrew E. Mercer	13,340,000	Employment services

Total	18,860,000

[1]     Natural person promoter: Francis A. Zubrowski, our former chairman and chief executive officer.

[2]     Natural person promoter: Andrew Mercer.

In addition to the above share ownership of the Mercer Group and Mr. Mercer individually, in or about August 2002, the Mercer Group acquired an additional 1,500,000 shares from one of our other shareholders in a private sale transaction.

Other than the cash consideration for our stock, we have not received, and we do not expect to receive, any assets from any of the promoters.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

We have also agreed to issue our securities counsel Mr. Williams an additional 400,000 shares of common stock for representation on 1934 Act and general securities issues for a period of one year following the effective date of this registration statement. Following this issuance, and assuming Mr. Williams sells all and only those 100,000 shares registered in our registration statement, Mr. Williams would own 500,000 shares or approximately 2.3% of our common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a)     List of documents filed as part of this Report:

None

(b)     Exhibits:

        The following exhibits listed are filed as part of this Report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Andrew Mercer

32.1	Section 1350 Certification, Andrew Mercer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Hector Medina

32.2	Section 1350 Certification, Hector Medina

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i)     Audit Fees—

2003 = $19,277.50

2004 = $5,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature
Principal Executive Officer	Andrew M. Mercer	4/14/2005	/s/ Andrew M. Mercer
Principal Accounting Officer	Hector Medina	4/14/2005	/s/ Hector Medina
Principal Financial Officer	Hector Medina	4/14/2005	/s/ Hector Medina

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Andrew M. Mercer	Andrew M. Mercer	Director	4/14/2005
/s/ Frederick A. Manger	Frederick A. Manger	Director	4/14/2005
/s/ Martin Capdevilla	Martin Capdevilla	Director	4/14/2005