Form 10QSB
period 2005-03-31
COMMERCE DEVELOPMENT CORP LTD
filed 2005-05-20
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

619-209-6035
(ISSUER’S TELEPHONE NUMBER)

        The total number of shares outstanding of the issuer’s common stock, par value $.001, as of March 31, 2004 is 21,365,500.

Transitional Small Business Disclosure Format: Yes [ ] No |X|

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets -March 31, 2005 and
December 31, 2004	3
Condensed Consolidated Statements of Losses -Three Months Ended
March 31, 2005 and 2004 and for the Period May 13, 1998 (Date of
Inception) through March 31, 2005	4
Condensed Consolidated Statements of Deficiency in Stockholders' Equity
for the Period May 13, 1998 (Date of Inception) through March 31, 2005	5
Condensed Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2005 and 2004 and for the Period May 13, 1998 (Date of
Inception) through March 31, 2005	6
ITEM 2 Management's Discussion and Analysis of Financial Conditions And Results
of Operations	7
ITEM 3 Controls and Procedures	9
PART II OTHER INFORMATION
ITEM 1 Legal proceedings	9
ITEM 2 Changes in securities and use of proceeds	9
ITEM 3 Defaults upon senior securities	9
ITEM 4 Submission of matters to a vote of security holders	10
ITEM 5 Other information	10
ITEM 6 Exhibits	10
SIGNATURES	10

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$324	$867

Total Current Assets	324	867
Property, Plant and Equipment	6,550	6,550
Less: Accumulated Depreciation	2,729	2,495

	3,821	4,055
	$4,145	$4,922

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$36,321	$36,321
Shareholder Advances	26,512	26,500

Total Current Liabilities	62,833	62,821
Commitments and Contingencies	--	--
Common Stock, Par Value $0.001: 300,000,000 shares authorized;
21,365,500 shares issued and outstanding at March 31,
2005 and December 31, 2004, respectively	21,366	21,366
Additional-Paid-In Capital	481,017	481,017
Common Stock Subscription	--	--
Accumulated Deficit	(561,070)	(560,281)

Total (Deficiency in) Stockholders' Equity	(58,688)	(57,899)
	$4,145	$4,922

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For The Three Months Ended March 31, 2005	For The Three Months Ended March 31, 2004	For the Period May 13, 1998 (Date of Inception) to March 31, 2005
Operating Expenses:
General and Administrative Expenses	555	2,675	608,376
Depreciation and Amortization	234	234	26,726

Total Operating Expenses	789	2,909	635,102
Other Income (Expenses)	$--	$--	74,032
Income Tax Expense	--	--	--
Net Loss	$(789)	$(2,909)	(561,070)
Income/(Loss) Per Common Share	$(0.00)	$(0.00)	$(0.06)
(Basic and Assuming Dilution)
Weighted Average Common
Shares Outstanding	21,365,000	21,165,000	9,214,418

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
(UNAUDITED)

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	2,000,000	$2,000	$--	$--	$--	$2,000
Net income (loss)	--	--	--	--	(35,202)	(35,202)
Net transfer with Majestic	--	--	35,432	--	--	35,432

Balance at December 31, 1998	2,000,000	$2,000	$35,432	$--	$(35,202)	$2,230
Net income (loss)	--	--	--	--	(70,727)	(70,727)
Net transfer with Majestic	--	--	33,266	--	--	33,266

Balance at December 31, 1999	2,000,000	$2,000	$68,698	$--	$(105,929)	$(35,231)
Net income (loss)	--	--	--	--	(178,138)	(178,138)
Net transfer with Majestic	--	--	56,056	--	--	56,056

Balance at December 31, 2000	2,000,000	$2,000	$124,754	$--	$(284,067)	$(157,313)
Net income (loss)	--	--	--	--	2,711	2,711
Net transfer with Majestic	--	--	37,287	--	--	37,287

Balance at December 31, 2001	2,000,000	$2,000	$162,041	$--	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	715,000	715	42,185	--	--	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered
at $0.06 per share	17,300,000	17,300	86,500	--	--	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc.,
valued at $0.006 per share	800,000	800	4,000	--	--	4,800
Common stock subscription	--	--	--	87,250	--	87,250
Net income (loss)	--	--	--	--	(126,043)	(126,043)
Net transfer with Majestc	--	--	6,591	--	--	6,591

Balance at December 31, 2002	20,815,000	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	176,000	176	87,824	--	--	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription
proceeds received in December 2002	174,500	175	87,075	(87,250)	--	--
Net Income (loss)	--	--	--	--	(131,520)	(131,520)

Balance at December 31, 2003	21,165,500	$21,166	$476,216	$--	$(538,919)	$(41,537)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	200,000	$200	$4,801	$--	$--	$5,001
Net Income (loss)	--	--	--	--	(21,362)	(21,362)

Balance at December 31, 2004	21,365,500	21,366	481,017	--	(560,281)	(57,899)
Net Income (loss)	--	--	--	--	(789)	(789)

Balance at March 31, 2005	21,365,500	21,366	481,017	--	(561,070)	(58,688)

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Three Months Ended March 31,		For the Period May 13, 1998 (Date of Inception) through
	2005	2004	March 31, 2005
Cash flows from operating activities:
Net income (loss) for the period	$(789)	$(2,909)	$(561,070)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	--	--	151,700
Adjustment for common stock issued to Majestic, in connection with stock
splits in March and August 2002	2,000
Adjustments for expenses previously paid by Majestic on the Company's behalf	--	--	168,632
Common stock issued in connection with acquisition of USM Financial	--	--	4,800
Extingushment of debt to Majestic	--	--	(107,419)
Depreciation and amortization	234	234	26,725
Loss from disposal of assets	--	--	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	--	--	--
Accounts payable and accrued liabilities	--	2,437	36,319

Net cash provided by (used in) operating activities	(555)	(239)	(66,223)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	--	--	(242,634)
Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	--	--	175,250
Proceeds from common stock subscription	--	--
Proceeds from (repayment to) shareholders loans	12	--	26,512
Due to related parties, net	--	--	107,419

Net cash provided by financing activities	12	--	309,181
Net increase (decrease) in cash and equivalents	(543)	(239)	324
Cash and cash equivalents at beginning of period	867	1,969	--

Cash and cash equivalents at end of period	$324	$1,730	$324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$--	$--	$--
Cash paid during the period for interest	--	--	--
Adjustment for common stock issued to Majestic, in
connection with stock splits in March and August 2002	--	--	2,000
Common stock issued for services rendered	--	--	151,700
Acquisition:
Assets acquired, net	--	--	--
Acquisition costs	--	--	4,800
Liabilities assumed, net	--	--	--
Common stock issued	--	--	(4,800)

Net cash paid for acquisition	$--	$--	$--

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

Results of operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

For the three month period ended March 31, 2005, we incurred a net loss of ($310) compared to a net loss of $(2,909) for the same period ended March 31, 2004.

Revenues. There was no revenue generated for the three months ended March 31, 2005 and 2004. We are a development stage company and we are in the process of developing and seeking business opportunities as described above.

Costs and Expenses. General and administrative expenses were $555 for the three months ended March 31, 2005, compared to $2,909 for the same period ended March 31, 2004. The decrease is primarily the result of the professional fees paid in connection with preparation and filings for the Form for Registration of Securities of Small Business Issuers in 2004 which were substantially less in 2005. Depreciation expense for the three — month period ended March 31, 2005 and 2004 amounted $234 and $234, respectively.

Liquidity and Capital Resources

We are a development stage company. At March 31, 2005 we had an accumulated deficit of $561,070.

As of March 31, 2005, we had cash on hand of approximately $324. This amount will not be sufficient to satisfy our operating requirements through the next 12 months as we will have expenses such as those related to office rent. Our president, Mr. Andrew Mercer, has orally agreed to fund these expenses as a loan with no interest or due date, although he is under no obligation to do so. If he does not fund these expenses, we will be unable to implement our business plan. Further, to satisfy our operating requirements through March 31, 2006, we estimate that we will need an additional $680,000. If we do not secure this additional debt or equity financing, we will be unable to develop our business plan. We currently have one client and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

DATE: May 19, 2005	Commerce Development Corporation, Ltd. BY: /S/ Andrew Mercer —————————————— Andrew Mercer Principal Executive Officer Principal Financial and Accounting Officer