Form 10QSB/A
period 2005-03-31
COMMERCE DEVELOPMENT CORP LTD
filed 2005-05-26
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Transitional Small Business Disclosure Format: Yes [ ] No |X|

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets -March 31, 2005 and
December 31, 2004	3
Condensed Consolidated Statements of Losses -Three Months Ended
March 31, 2005 and 2004 and for the Period May 13, 1998 (Date of
Inception) through March 31, 2005	4
Condensed Consolidated Statements of Deficiency in Stockholders' Equity
for the Period May 13, 1998 (Date of Inception) through March 31, 2005	5
Condensed Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2005 and 2004 and for the Period May 13, 1998 (Date of
Inception) through March 31, 2005	6
Notes to Unaudited Condensed Consolidated Financial Information -
March 31, 2005	7
ITEM 2 Management's Discussion and Analysis of Financial Conditions And Results
of Operations	16
ITEM 3 Controls and Procedures	18
PART II OTHER INFORMATION
ITEM 1 Legal proceedings	18
ITEM 2 Changes in securities and use of proceeds	18
ITEM 3 Defaults upon senior securities	18
ITEM 4 Submission of matters to a vote of security holders	19
ITEM 5 Other information	19
ITEM 6 Exhibits	19
SIGNATURES	19

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
March 31, 2005 and 2004

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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005, the Company has accumulated losses of $561,070..

Revenue Recognition

The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the three months ended March 31, 2005, 2004 and for the period from inception to March 31, 2005, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the three months ended March 31, 2005 and 2004 and the period from inception to March 31, 2005.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three months ended March 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2005.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $789 for the three months ended March 31, 2005, and $2,909 for the three months ended March 31, 2004 respectively. For the period from inception through March 31, 2005, the Company has accumulated losses of $561,070. As of March 31, 2005, the Company’s current liabilities exceeded its current assets by $62,509. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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
March 31, 2005 and 2004

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
March 31, 2005 and 2004

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

The accompany financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	Three Months Ended March 31,2005	2004	2002	For the Period May 13, 1998 (Date of Inception) through March 31, 2005
Net transfer from
Majestic		$0.00	$162,041	$--
beginning of the period
Net transactions with Majestic:
Advertising		--	511	15,774
Accounting and legal fees		--	2,375	64,747
Rent		--	1,500	22,375
Officer salaries		--	717	44,184
Office expenses		--	1,488	21,552

		--	6,591	168,632

Net transfer from Majestic -
end of the period	$ 0.00	$0.00	$168,632	$168,632

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
March 31, 2005 and 2004

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
March 31, 2005 and 2004

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

As of December 31, 2001, the Company’s results from operations were included in the consolidated income tax returns of Majestic and as a result, the Company does not have a material net operating loss carryforward for federal income tax purposes. The Company’s aggregate net operating loss during 2004 approximate $21,300 which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $16,200. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

Components of deferred tax assets as of March 31, 2005 are as follows:

Non Current:
Net operating loss carryforward	$16,200
Valuation allowance	(16,200)

Net deferred tax asset	$--

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

	For three months Ended March 31, 2005	2004	2003	For the period from May 13, 1998 (date of inception) through March 31, 2005
Net income (loss) available
for common shareholders	(789)	$(21,362)	$(131,520)	$(561,070)

Basic and fully diluted loss
per share	(0.00)	$(0.00)	$(0.01)	$(0.08)

Weighted average common
shares outstanding	21,365,000	21,311,448	21,461,725	6,530,270

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE H — COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company leases office space under operating leases in San Diego, California for its corporate use. Commitments for minimum rentals under non-cancelable leases at December 31, 2003 are monthly payments of $812 through June 30, 2004. Rent expense charged to operations was $2,436 for the three months ended March 31, 2005.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended March 31, 2005 and 2004, the Company incurred net losses of $789 and $2,909, respectively. For the period from inception through March 31, 2005, the Company has accumulated losses of $561,070. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number     Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a)	Articles of Incorporation of the Company.*
(b)	By-Laws of the Company.*

31	Certification**

32	Certification**

* Incorporated by reference to the exhibits to the Company’s Form for Registration of Securities of Small Business Issuers on Form SB-2, and amendments thereto, previously filed with the Commission.

** Previously filed

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 26, 2005	Commerce Development Corporation, Ltd. BY: /S/ Andrew Mercer —————————————— Andrew Mercer Principal Executive Officer Principal Financial and Accounting Officer