Form 10QSB
period 2005-06-30
COMMERCE DEVELOPMENT CORP LTD
filed 2005-08-10
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 333-104647

COMMERCE DEVELOPMENT CORPORATION, LTD.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET

	June 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,144	$867
Total Current Assets	2,144	867

Property, Plant and Equipment	6,550	6,550
Less: Accumulated Depreciation	2,963	2,495
	3,587	4,055

	$5,731	$4,922

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$36,321	$36,321
Shareholder Advances	26,512	26,500
Total Current Liabilities	62,833	62,821

Commitments and Contingencies	-	-

Common Stock, Par Value $0.001: 300,000,000 shares authorized; 21,365,500 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	21,366	21,366
Additional-Paid-In Capital	481,017	481,017
Common Stock Subscription	-	-
Accumulated Deficit	(559,484)	(560,281)
Total (Deficiency in) Stockholders' Equity	(57,102)	(57,899)

	$5,731	$4,922
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
	For The Three Months Ended June 30, 2005	For The Three Months Ended June 30, 2004	For The Six Months Ended June 30, 2005	For The Six Months Ended June 30, 2004	For the Period May 13, 1998 (Date of Inception) to June 30, 2005
Revenue:
Consulting Fees	16,000	-	16,000	-	16,000

Cost of Sales	12,000	-	12,000	-	12,000

Gross Profit	4,000	-	4,000	-	4,000

Operating Expenses:
General and Administrative Expenses	2,180	9,369	2,735	19,070	610,556
Depreciation and Amortization	234	234	468	468	26,960
Total Operating Expenses	2,414	9,603	3,203	19,538	637,516

Other Income (Expenses)	$-	$-	$-	-	74,032

Income Tax Expense	-	-	-	-	-

Net Income/( Loss)	$1,586	$(9,603)	$797	(19,538)	(559,484)

Income/(Loss) Per Common Share	$0.00	$(0.00)	$0.00	(0.00)	$(0.06)
(Basic and Assuming Dilution)

Weighted Average Common
Shares Outstanding	21,365,000	21,349,615	21,365,500	21,257,308	9,639,053
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2005

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	2,000,000	$2,000	$-	$-	$-	$2,000
Net income (loss)	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestc	-	-	35,432	-	-	35,432
Balance at December 31, 1998	2,000,000	$2,000	$35,432	$-	$(35,202)	$2,230
Net income (loss)	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestc	-	-	33,266	-	-	33,266
Balance at December 31, 1999	2,000,000	$2,000	$68,698	$-	$(105,929)	$(35,231)
Net income (loss)	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestc	-	-	56,056	-	-	56,056
Balance at December 31, 2000	2,000,000	$2,000	$124,754	$-	$(284,067)	$(157,313)
Net income (loss)	-	-	-	-	2,711	2,711
Net transfer with Majestc	-	-	37,287	-	-	37,287
Balance at December 31, 2001	2,000,000	$2,000	$162,041	$-	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	715,000	715	42,185	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	17,300,000	17,300	86,500	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	800,000	800	4,000	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net income (loss)	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestc	-	-	6,591	-	-	6,591
Balance at December 31, 2002	20,815,000	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	176,000	176	87,824	-	-	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	174,500	175	87,075	(87,250)	-	-
Net Income (loss)	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	21,165,500	$21,166	$476,216	$-	$(538,919)	$(41,537)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	200,000	$200	$4,801	$-	$-	$5,001
Net Income (loss)	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	21,365,500	21,366	481,017	-	(560,281)	(57,899)
Net Income (loss)	-	-	-	-	797	797
Balance at June 30, 2005	21,365,500	21,366	481,017	-	(559,484)	(57,102)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	For The Six Months Ended June 30,		For the Period May 13, 1998 (Date of Inception) through June 30, 2005
	2005	2004
Cash flows from operating activities:
Net income (loss) for the period	$797	$(19,538)	$(559,484)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	-	5,000	151,700
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002			2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	-	-	168,632
Common stock issued in connection with acquisition of USM Financial	-	-	4,800
Extinguishment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	468	468	26,959
Loss from disposal of assets	-	-	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	-	-	-
Accounts payable and accrued liabilities	-	2,785	36,319
Net cash provided by (used in) operating activities	1,265	(11,285)	(64,403)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	-	-	(242,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	-	-	175,250
Proceeds from common stock subscription	-		-
Proceeds from (repayment to) shareholders loans	12	11,000	26,512
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	12	11,000	309,181

Net increase (decrease) in cash and equivalents	1,277	(285)	2,144
Cash and cash equivalents at beginning of period	867	1,970	-
Cash and cash equivalents at end of period	$2,144	$1,685	$2,144
Cash paid during the period for taxes	$-	$-	$-
Cash paid during the period for interest	-	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	-	5,000	151,700
Acquisition:
Assets acquired, net	-	-	-
Acquisition costs	-	-	4,800
Liabilities assumed, net	-	-	-
Common stock issued	-	-	(4,800)
Net cash paid for acquisition	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2005, the Company has accumulated losses of $559,484.

Revenue Recognition
The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising
The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the three months June 30, 2005, 2004 and for the period from inception to June 30, 2005, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
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
June 30, 2005 and 2004
NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the three months ended June 30, 2005 and 2004 and the period from inception to June 30, 2005.

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

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three months ended June 30, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2005.

Liquidity
As shown in the accompanying financial statements, the Company incurred a net gain of $1,586 for the three months ended June 30, 2005, and $9,603 for the three months ended June 30, 2004 respectively. For the period from inception through June 30, 2005, the Company has accumulated losses of $559,484. As of June 30, 2005, the Company’s current liabilities exceeded its current assets by $60,689. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
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
June 30, 2005 and 2004
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

NOTE B - SPIN-OFF TRANSACTIONS

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
June 30, 2005 and 2004
NOTE B - SPIN-OFF TRANSACTIONS (Continued)

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

The accompany financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended June 30, 2002	For the Period May 13, 1998 (Date of Inception) through June 30, 2005
Net transfer from Majestic		$0.00	$162,041	$--
beginning of the period
Net transactions with Majestic:
Advertising		--	511	15,774
Accounting and legal fees		--	2,375	64,747
Rent		--	1,500	22,375
Officer salaries		--	717	44,184
Office expenses		--	1,488	21,552

--			6,591	168,632

Net transfer from Majestic -
end of the period	$0.00	$0.00	$168,632	$168,632

NOTE C - BUSINESS COMBINATION

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
June 30, 2005 and 2004
NOTE C - BUSINESS COMBINATION (Continued)

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
June 30, 2005 and 2004
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

Components of deferred tax assets as of June 30, 2005 are as follows:

Non Current:
Net operating loss carryforward	$14,614
Valuation allowance	(14,614)
Net deferred tax asset	$--

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:
	For three months Ended June 30, 2005	For three months Ended June 30, 2004	For three months Ended June 30, 2003	For the period from May 13, 1998 (date of inception) through June 30, 2005
Net income (loss) available for common shareholders	1,586	$(21,362)	$(131,520)	$(559,484)

Basic and fully diluted loss per share	(0.00)	$(0.00)	$(0.01)	$(0.09)

Weighted average common shares outstanding	21,365,000	21,311,448	21,461,725	6,530,270

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
NOTE H — COMMITMENTS AND CONTINGENCIES

Lease Agreement
The Company leases office space under operating leases in San Diego, California for its corporate use. Commitments for minimum rentals under non-cancelable leases at December 31, 2003 are monthly payments of $812 through June 30, 2004. Rent expense charged to operations was $2,436 for the three months ended June 30, 2005.

Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended June 30, 2005 and 2004, the Company incurred net profit of $1,586 and ($9,603), respectively. For the period from inception through June 30, 2005, the Company has accumulated losses of $559,484. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Results of operations

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

For the six month period ended June 30, 2005, we had a net profit of $797 compared to a net loss of $(19,530) for the same period ended June 30, 2004.

Revenues. There was $16,000 in consulting fee revenue generated for the six months ended June 30, 2005 compared to no revenue generated for the same period 2004. We are a development stage company and, except for one consulting contract, we are in the process of developing and seeking business opportunities as described above.

Costs and Expenses. We paid a subcontractor $12,000 to assist us in consulting services for the six months ended June 30, 2005 compared to no similar expense for the same period 2004. General and administrative expenses were $2,735 for the six months ended June 30, 2005, compared to $19,070 for the same period ended June 30, 2004. The decrease is primarily the result of the professional fees paid in connection with preparation and filings for the Form for Registration of Securities of Small Business Issuers in 2004 which were substantially less in 2005. Depreciation expense for the three — month period ended June 30, 2005 and 2004 amounted $468 and $468, respectively.

Liquidity and Capital Resources

We are a development stage company. At June 30, 2005 we had an accumulated deficit of $559,484.

As of June 30, 2005, we had cash on hand of approximately $2144. This amount will not be sufficient to satisfy our operating requirements through the next 12 months as we will have expenses such as those related to office rent. Our president, Mr. Andrew Mercer, has orally agreed to fund these expenses as a loan with no interest or due date, although he is under no obligation to do so. If he does not fund these expenses, we will be unable to implement our business plan. Further, to satisfy our operating requirements through June 30, 2006, we estimate that we will need an additional $680,000. If we do not secure this additional debt or equity financing, we will be unable to develop our business plan. We currently have one client and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk.

If we do not raise this entire amount, we would cease our attempts to implement our business plan, go out of business and not become a shell company to be used as a vehicle for a reverse acquisition. However, we may seek to acquire other businesses in the future, although it is our current intent not to discontinue our current business if we do so.

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
DATE: August 10, 2005	Commerce Development Corporation, Ltd. BY: /S/ Andrew Mercer —————————————— Andrew Mercer Principal Executive Officer Principal Financial and Accounting Officer