Form 10QSB
period 2005-09-30
COMMERCE DEVELOPMENT CORP LTD
filed 2005-11-01
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

619-209-6035

(ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check marki whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

        The total number of shares outstanding of the issuer's common stock, par value $.001, as September 30, 2005 is 21,365,500.

Transitional Small Business Disclosure Format: Yes [ ] No |X|

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For The Three Months Ended September 30, 2005	For The Three Months Ended September 30, 2004	For The Nine Months Ended September 30, 2005	For The Nine Months Ended September 30, 2004	For the Period May 13, 1998 (Date of Inception) to September 30, 2005
Revenue:					
Consulting Fees	5,000	-	21,000	-	21,000
Cost of Sales	4,000	-	16,000	-	16,000
Gross Profit	1,000	-	5,000	-	5,000
Operating Expenses:					
General and Administrative Expenses	1,713	76	4,448	19,146	612,269
Depreciation and Amortization	234	234	702	702	27,194
Total Operating Expenses	1,947	310	5,150	19,848	639,463
Other Income (Expenses)	$ -	$ -	$ -	-	74,032
Income Tax Expense	-	-	-	-	-
Net Income/(Loss)	$ (947)	$ (310)	$ (150)	(19,848)	(560,431)
Income/(Loss) Per Common Share (Basic and Assuming Dilution)	$ (0.00)	$ (0.00)	$ (0.00)	(0.00)	$ (0.06)
Weighted Average Common Shares Outstanding	21,365,000	21,365,500	21,365,500	21,293,467	10,039,213

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	2,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
Net income (loss)	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestc	-	-	35,432	-	-	35,432
Balance at December 31, 1998	**2,000,000**	**$ 2,000**	**$ 35,432**	**$ -**	**$ (35,202)**	**$ 2,230**
Net income (loss)	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestc	-	-	33,266	-	-	33,266
Balance at December 31, 1999	**2,000,000**	**$ 2,000**	**$ 68,698**	**$ -**	**$ (105,929)**	**$ (35,231)**
Net income (loss)	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestc	-	-	56,056	-	-	56,056
Balance at December 31, 2000	**2,000,000**	**$ 2,000**	**$ 124,754**	**$ -**	**$ (284,067)**	**$ (157,313)**
Net income (loss)	-	-	-	-	2,711	2,711
Net transfer with Majestc	-	-	37,287	-	-	37,287
Balance at December 31, 2001	**2,000,000**	**$ 2,000**	**$ 162,041**	**$ -**	**$ (281,356)**	**$ (117,315)**
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	715,000	715	42,185	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	17,300,000	17,300	86,500	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	800,000	800	4,000	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net income (loss)	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestc	-	-	6,591	-	-	6,591
Balance at December 31, 2002	**20,815,000**	**$ 20,815**	**$ 301,317**	**$ 87,250**	**$ (407,399)**	**$ 1,983**
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	176,000	176	87,824	-	-	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	174,500	175	87,075	(87,250)	-	-
Net Income (loss)	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	**21,165,500**	**$ 21,166**	**$ 476,216**	**$ -**	**$ (538,919)**	**$ (41,537)**
Common Stock issued for services rendered at $0.025 SH in Apr 2004	200,000	$ 200	$ 4,801	$ -	$ -	$ **5,001**
Net Income (loss)	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	**21,365,500**	**21,366**	**481,017**	**-**	**(560,281)**	**(57,899)**
Net Income (loss)	-	-	-	-	(150)	(150)
Balance at September 30, 2005	**21,365,500**	**21,366**	**481,017**	**-**	**(560,431)**	**(58,049)**

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Nine Months Ended September 30, 2005	For The Nine Months Ended September 30, 2004	For the Period May 13, 1998 (Date of Inception) through September 30, 2005
Cash flows from operating activities:			
Net income (loss) for the period	$ (150)	$ (19,848)	$ (560,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:			
Common stock issued in exchange for services rendered	-	5,000	151,700
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002			2,000
Adjustments for expenses previously paid by Majestic on the Company's behalf	-	-	168,632
Common stock issued in connection with acquisition of USM Financial	-	-	4,800
Extinguishment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	702	702	27,193
Loss from disposal of assets	-	-	212,089
Increase (decrease) in:			
Cash disbursed in excess of available fund	-	-	-
Accounts payable and accrued liabilities	-	2,786	36,319
Net cash provided by (used in) operating activities	552	(11,360)	(65,116)
Cash flows from investing activities:			
Acquisition of property, plant, and equipment	-	-	(242,634)
Cash flows from financing activities:			
Proceeds from sale of common stock and stcok subscription, net of costs	-	-	175,250
Proceeds from common stock subscription	-		-
Proceeds from (repayment to) shareholders loans	12	11,000	26,512
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	12	11,000	309,181
Net increase (decrease) in cash and equivalents	564	(360)	1,431
Cash and cash equivalents at beginning of period	867	1,970	-
Cash and cash equivalents at end of period	$ 1,431	$ 1,610	$ 1,431
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:			
Cash paid during the period for taxes	$ -	$ -	$ -
Cash paid during the period for interest	-	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	-	5,000	151,700
Acquisition:			
Assets acquired, net	-	-	-
Acquisition costs	-	-	4,800
Liabilities assumed, net	-	-	-
Common stock issued	-	-	(4,800)
Net cash paid for acquisition	$ -	$ -	$ -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Commerce Development Corporation, Ltd. (the "Company"), formerly Majestic Financial, Ltd., is incorporated under the laws of the state of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. ("Majestic", the "Parent"). In March 2002, Majestic"s Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic"s former Chief Executive Officer and to Majestic"s stockholders (see Note B). The financial statements of the Company as of March 2002 are presented on a carved-out basis, and derived from the historical financial statements of Majestic, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been a separate stand-alone entity during the periods presented or of future results. Summarized results of the allocation of expenses are further described in Note B.

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

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. ("USM Financial"), a wholly owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement ("Agreement"). Pursuant to the Agreement, USM Financial became a wholly-owned subsidiary of the Company (Note C). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM Financial Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2005, the Company has accumulated losses of $560,431.

Revenue Recognition

The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the three months September 30, 2005, 2004 and for the period from inception to September 30, 2005, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the three months ended September 30, 2005 and 2004 and the period from inception to September 30, 2005.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three months ended September 30, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2005.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of ($947) for the three months ended September 30, 2005, and $310 loss for the three months ended September 30, 2004 respectively. For the period from inception through September 30, 2005, the Company has accumulated losses of $560,431. As of September 30, 2005, the Company's current liabilities exceeded its current assets by $61,402. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (Continued)

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE B - SPIN-OFF TRANSACTIONS

On March 31, 2002, the Company's parent, The Majestic Companies, Ltd. (the "Majestic" or "Parent"), entered into a Stock Purchase Agreement ("Agreement") to spin-off the Company to Alexander & Wade, Inc. (the "A&W"), an entity controlled by Majestic's former Chief Executive Officer and to Majestic's stockholders.

Pursuant to the Agreement, the Company authorized a stock split of 20,000,000-for-1, which increased the solely one share outstanding to 20,000,000 shares. A&W agreed to purchase 17,500,000 shares of the Company's common stock, and the remaining 2,500,000 shares held by Majestic would be distributed as a dividend to the shareholders of record of Majestic as of April 30, 2002. After the closing of the Agreement, Majestic received $10,000 from A&W, and other good and valuable consideration. A&W assumed total liabilities for any and all outstanding obligations of the Company in existence at the time of closing, and also assumed $110,490 of Majestic's debt owed to its former Chief Executive Officer.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE B - SPIN-OFF TRANSACTIONS (Continued)

Certain information in the Company's financial statements relating to the results of operations and financial condition was derived from the historical financial statements of Majestic, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Various allocation methodologies were employed to allocate the expenses incurred by Majestic on the Company's behalf. Allocations of these expenses include advertising, officer salaries, accounting and legal fees, rent, and other general office expenses. Management believes that these allocation methodologies are reasonable. The expenses allocated are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent public entity and had managed these functions. The Company may incur additional general administrative expenses, and other costs as a result of operating independently of Majestic.

The accompany financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

NOTE C - BUSINESS COMBINATION

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. ("USM Financial"), a wholly owned subsidiary of U.S. Microbics, Inc. ("US Microbics"), through a Stock Exchange Agreement ("Agreement"). Pursuant to the Agreement, the Company issued to US Microbics and US Microbics's majority-owned subsidiary, USM Capital Group, Inc. ("USM Capital"), a total of 800,000 shares of common stock of the Company.

USM Financial has no assets and liabilities and has no business activities as of December 31, 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE C - BUSINESS COMBINATION (Continued)

The following summarizes the acquisition of USM Financial:

NOTE D - CAPITAL STOCK

The Company was authorized to issue 10,000,000 shares of common stock with a par value of $.01 per share. In March 2002, the Company's Board of Directors approved an increase in the Company's authorized common stock to 300,000,000 shares and changed the par value from $.01 to $.001 per share.

In May 1998, the Company issued one share of common stock at par to its parent company, The Majestic Company, Ltd. ("Majestic"). In March 2002, pursuant to a Stock Purchase Agreement ("Agreement") to spin-off the Company (see Note B), the Company authorized a stock split of 20,000,000-for-1, which increased the solely one share outstanding to 20,000,000 shares. A&W purchased 17,500,000 shares of the Company's common stock from Majestic, and the remaining 2,500,000 shares held by the Majestic would be distributed as a dividend to the shareholders of record of Majestic as of April 30, 2002.

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

On September 24, 2002, the Company issued a total of 800,000 shares of common stock to US Microbics, Inc. and USM Capital Group, Inc. pursuant to a Stock Exchange Agreement (Note C). The shares were valued at $0.006 per share, which approximated the fair value of the Company's common stock during the period.

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE E - RELATED PARTY TRANSACTIONS

During the period May 13, 1998 through March 31, 2002 (the "spin-off date), Majestic advanced funds to the Company for working capital purposes. The amount due to Majestic was $107,419 at March 31, 2002. No formal repayment terms or arrangements existed. In June 2002, the Company was legally released from its obligation to Majestic. The Company recognized $107,419 of other income in connection with the extinguishment of the debt. Corporate general and administrative expenses incurred by Majestic on behalf of the Company as of March 31, 2002 (the "spin-off") are summarized in Note B.

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2004 and 2003 is $26,500 and $15,500, respectively. No formal repayment terms or arrangements exist.

NOTE F - INCOME TAXES

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

As of December 31, 2001, the Company's results from operations were included in the consolidated income tax returns of Majestic and as a result, the Company does not have a material net operating loss carryforward for federal income tax purposes. The Company's aggregate net operating loss during 2004 approximate $21,300 which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $16,200. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

Components of deferred tax assets as of September 30, 2005 are as follows:

Non Current:

NOTE G - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

NOTE H - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company leases office space under operating leases in San Diego, California for its corporate use. Commitments for minimum rentals under non-cancelable leases at December 31, 2003 are monthly payments of $812 through June 30, 2004. Rent expense charged to operations was $2,436 for the three months ended September 30, 2005.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended September 30, 2005 and 2004, the Company incurred net loss of ($947) and ($310), respectively. For the period from inception through September 30, 2005, the Company has accumulated losses of $560,431. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview

We were incorporated as a Maryland corporation on May 13, 1998 with the name of Majestic Financial, Ltd. On April 29, 2002, we changed our name to Commerce Development Corporation, Ltd. to reflect the change in the Company's planned operations.

Strategic Business Planning

We are currently focusing on developing a strategic business planning business.

The purpose of Strategic Business Planning is to help businesses and associations improve their prospects for success by enabling them to better target the applications of their scarce resources: time, effort, and money; in other words, accomplishing more with the resources they have.

Results of operations

COMPARISON OF THE NINE MONTHS ENDED SEPTEMER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine month period ended September 30, 2005, we had a net loss of $(150) compared to a net loss of $(19,848) for the same period ended September 30, 2004.

Revenues. There was $21,000 in consulting fee revenue generated for the nine months ended September 30, 2005 compared to no revenue generated for the same period 2004. We are a development stage company and, except for one consulting contract, we are in the process of developing and seeking business opportunities as described above.

Costs and Expenses. General and administrative expenses were $4,448 for the nine months ended September 30, 2005, compared to $19,146 for the same period ended September 30, 2004. The decrease is primarily the result of the professional fees paid in connection with preparation and filings for the Form for Registration of Securities of Small Business Issuers in 2004 which were substantially less in 2005. Depreciation expense for the three - month period ended September 30, 2005 and 2004 amounted $234 and $234, respectively.

Liquidity and Capital Resources

We are a development stage company. At September 30, 2005 we had an accumulated deficit of $560,431.

As of September 30, 2005, we had cash on hand of approximately $1,431. This amount will not be sufficient to satisfy our operating requirements through the next 12 months as we will have expenses such as those related to office rent. Our president, Mr. Andrew Mercer, has orally agreed to fund these expenses as a loan with no interest or due date, although he is under no obligation to do so. If he does not fund these expenses, we will be unable to implement our business plan. Further, to satisfy our operating requirements through September 30, 2006, we estimate that we will need an additional $680,000. If we do not secure this additional debt or equity financing, we will be unable to develop our business plan. We currently have one client and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk.

If we do not raise this entire amount, we would cease our attempts to implement our business plan, go out of business and not become a shell company to be used as a vehicle for a reverse acquisition. However, we may seek to acquire other businesses in the future, although it is our current intent not to discontinue our current business if we do so.

We intend to raise additional funds from an offering of our stock in the future. We have not taken any steps to effect this offering. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing. We may not generate operating cash flow or raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

The effect of inflation on our revenue and operating results was not significant. Our operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8K

Exhibit Number     Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a)	Articles of Incorporation of the Company.*
(b)	By-Laws of the Company.*
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

* Incorporated by reference to the exhibits to the Company's Form for Registration of Securities of Small Business Issuers on Form SB-2, and amendments thereto, previously filed with the Commission.

Reports on Form 8K

None.

Signature

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATE: November 1, 2005	Commerce Development Corporation, Ltd. /s/ Andrew Mercer Andrew Mercer Principal Executive Officer President