Form 10KSB/A
period 2004-12-31
COMMERCE DEVELOPMENT CORP LTD
filed 2006-01-04
CIK 1208790

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDED FORM 10-KSB

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

Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: None

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 1, 2005 - 21,365,500.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ('Securities Act'). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

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

On April 29, 2002, we changed our name to Commerce Development Corporation, Ltd. . to reflect the change in the Company's planned operations On August 31, 2002, our stockholders effected a one for ten reverse split of our common stock, leaving 2,715,000 shares issued and outstanding. On September 1, 2002, Andrew E. Mercer, chairman and president of Mercer Group, Inc., entered into a 16 month employment agreement to act as our president and chief executive officer and a related non-competition agreement for a period of 16 months after termination of his employment, in return for 13,340,000 shares of our stock, which constituted approximately 69% of our issued and outstanding shares taking into account the prior reverse split and additional stock issuances on that date. The stock was valued at $0.006 per share, then book value, for an aggregate of $80,040. The employment agreement provides that Mr. Mercer shall perform all duties and services regularly incident to the position of President and Chief Executive Officer and such other duties and services as may be prescribed by the Board of Directors of the Company from time to time. Mr. Mercer further agrees to serve without additional compensation as a director of and in such executive positions with any subsidiaries as the Board of Directors may designate and to fulfill the responsibilities incident to such positions. If Mr. Mercer shall (a) be convicted of a felony, or (b) engage in conduct as defined under cause, all as set out the agreement, we have the right to terminate the contract and employment.

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

Since Mr. Mercer acquired control of our company, he has undertaken the following actions to implement our business plan:

-	Had our registration statement on Form SB-2 declared effective by the SEC.

-	Phased out all consulting operations of the Mercer and all consulting will now be handled by us. This is consistent with our plan that all services previously provided by the Mercer Group will now be provided by us. In this connection, Mr. Mercer has not accepted any new clients for the Mercer Group since 2002.

-	Held discussions on an exploratory basis with four potential clients. These discussions concerned our providing services to them. The four companies include: American Eagle Manufacturing, Ultimate Security Systems, Comport Insurance Services and MBH Holdings. There are no written contracts in place.

-	Developed our network of business development specialists by holding discussions with attorneys, accountants, and financial and business advisors who previously provided strategic business planning services to clients of Mercer Group or are well known to our president, Mr. Mercer, about providing similar services to our potential clients after our securities are qualified for quotation on the over the counter bulletin board. There is no assurance that we can secure any or all required consultants for any particular engagement.

-	The number of consultants we retain will depend upon the number of contracts we secure. The skills required of the consultants will depend upon the nature of the engagement. However, all consultants must have substantial experience and expertise in any one or all of the services we are providing, such as legal, accounting, CFO/financial, marketing, operational and management. We do not anticipate any cost in hiring these consultants as we anticipate all consultants will be independent contractors rather than employees. All consultants will be paid from fees we receive from our clients under our agreements with them. There are currently no written or oral agreements with any consultants.

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

In general, Strategic Business Planning is a methodical process for:

-	identifying the essential core description of the endeavor,

-	identifying and documenting underlying assumptions about the elements of operating business environment that directly impact a business operation, but over which the business may have no substantive influence,

-	selecting, prioritizing, and documenting the principal goals that a business or association wants to achieve, o selecting, prioritizing, and documenting the strategies that a business expect to use in achieving each goal, and o developing detailed integrated action plans that will be used both as a basis to allocate resources to business needs, and also to assess movement your business goals.

Our activities will encompass management, financial, organizational, and developmental processes, with the idea of enabling our small business clients to maximize their growth and profitability.

-	We have created a four-phase process designed to generate small businesses growth. Under Phase One, we will meet with the management of client and assess the needs and scope of the proposed engagement. Thereafter, we will:Review financials and forecasts, and analyze business strategy, plan and goals.

-	Appraise organizational needs.

-	Evaluate assets, intellectual property and good will.

-	Compile a matrix of company strengths and weaknesses and compare against the client's competition.

Under Phase Two, we will outline a plan of action with the client's senior management, and reach agreement on milestones and timeframe. Thereafter, we will

-	Determine optimum vehicle(s) for growth.

-	Assemble team members for execution of plans.

-	Deploy resources in the form of technology, consultants, and partners.

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

We will not do any of the following:

-	Accept stock for services

-	Acquire any businesses

-	Form, manage or invest in blank check companies

-	Have any other involvement with blank check companies, except that if a client is approached by a blank check company to be acquired, we may advise our client, the operating company, in the transaction.

This is a policy adopted by oral agreement by our board of directors. We know of now reasons why this policy can change.

The Majestic Companies, Ltd.

The Majestic Companies, Ltd., which has its shares quoted on the OTC Bulletin Board under the symbol 'MJXC,' was incorporated under the laws of the State of Nevada on December 3, 1992 under the name of Rhodes, Wolters & Associates, Inc. In May 1998, the Majestic Companies changed its name to SkyTex International, Inc., and in December 1998, merged with The Majestic Companies, Ltd., a Delaware corporation ('Majestic Delaware'). The Majestic Companies had no material operations during the period prior to this merger. Majestic Delaware had operations and formerly did business as Majestic Motor Car Company, Ltd. and, prior to that, Majestic Minerals, Ltd., which was intended to be a mining company but we believe currently has no active operations. Majestic Motor Car Company, Ltd. was a British Columbia corporation that intended to become involved in automobile manufacturing but we believe currently has no active operations. In March 1998, Majestic Motor Car Company merged with and into Majestic Delaware for the purpose of reincorporating under the laws of the State of Delaware. As a part of the merger of the Majestic Companies and Majestic Delaware, the Majestic Companies' corporate name was changed to The Majestic Companies, Ltd.

The Majestic Companies, through its below described wholly owned subsidiaries, has conducted the following operations:

Majestic Safe-T-Products, Ltd. This company designed and marketed transportation related safety equipment for the school bus market. The Majestic Companies sold 80.3 percent of its ownership in Majestic Safe-T-Products on June 30, 2002. On that date, Majestic Safe-T-Products issued 10,000,000 shares of its common stock to The Majestic Companies, in order to extinguish approximately $817,748 of inter-company debt owing to The Majestic Companies. Additionally, Majestic Safe-T-Products assumed approximately $163,517 in debt from The Majestic Companies owed to the following parties in the amounts indicated:

-	Francis A. Zubrowski, $11,883, which was paid in exchange for 1,188,300 shares of Majestic Safe-T-Products common stock;

-	Gail Bostwick, the wife of Mr. Zubrowski, $126,634, which continued as an obligation of Majestic Safe-T-Products on its financial statements;

-	William Woo, $10,000, which was paid in exchange for 1,000,000 shares of Majestic Safe-T-Products common stock; and

-	A2A Industries Corporation, $15,000, which was paid in exchange for 680,000 shares of Majestic Safe-T-Products common stock.

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

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors' ability to resell their shares.

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

In addition to the shares available for resale under the registration statement, as a result of the provisions of Rule 144, all restricted securities, except any issued at the time we were a 'blank check' company, could be available for sale in a public market, if developed, beginning 90 days from the effective date of this registration statement. These share would have to be sold under the volume and transaction limitations of Rule 144, however. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing prices for our securities.

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

Penny Stock Considerations

Our shares will be 'penny stocks' as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

-	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

-	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

-	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

-	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

OTC Bulletin Board Considerations

The OTC Bulletin Board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.

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

Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the OTC Bulletin Board rather than on NASDAQ. Investors' orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities.

Investors must contact a broker-dealer to trade OTC Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are 'forward-looking statements.' These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under 'Risk Factors.' The words 'believe,' 'expect,' 'anticipate,' 'intend,' 'plan,' and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

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

Our independent certified public accountants have stated in their report dated April 4, 2005 included herein, that we have had difficulty in generating sufficient cash flow to meet its obligations, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, 'Consolidation of Variable Interest Entities.' Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Commerce Development Corp., Ltd.
8316 Clairement Mesa Blvd. #106
San Diego, CA. 92111

We have audited the accompanying balance sheet of Commerce Development Corp. Ltd as at December 31, 2004, and the related statements of operations, stockholders equity (deficit) and cash flows for the year in the period ended December 31, 2004 and for the period May 13, 1998 (Date of Inception) to December 31, 2004.  These statements are the responsibility of company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations.  These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Commerce Development Corp. Ltd.  As of December 31, 2004 and the results of its operations and its cash flows for the year in the period ended December 31, 2004., in conformity with U.S. generally accepted accounting principles.

Lawrence Scharfman C.P.A., P.A.

Boynton Beach, Florida
December 23 2005

-LICENSED IN FLORIDA & NEW YORK-

	December 31, 2004	December 31, 2003
ASSETS		
Current Assets:		
Cash and Cash Equivalents	$ 867	$ 1,970
Total Current Assets	867	1,970
Property, Plant and Equipment	6,550	6,550
Less: Accumulated Depreciation	2,495	1,560
	4,055	4,990
	$ 4,922	**$ 6,960**
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY		
Current Liabilities:		
Accounts Payable and Accrued Liabilities	$ 36,321	$ 32,996
Shareholder Advances	26,500	15,500
Total Current Liabilities	62,821	48,496
Commitments and Contingencies	-	-
Common Stock, Par Value $0.001: 300,000,000 shares authorized; 21,365,500 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	21,366	21,166
Additional-Paid-In Capital	481,017	476,216
Common Stock Subscription	-	-
Accumulated Deficit	(560,281)	(538,918)
Total (Deficiency in) Stockholders' Equity	(57,899)	(41,536)
	$ (31,399)	**$ (26,036)**

See accompanying notes to consolidated financial statements

F-4

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

See accompanying notes to consolidated financial statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2004

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception
(May 13,1998) to parent company	2,000,000	2,000	$--	$--	$--	$2,000
Net income (loss)	--	--	--	--	(35,202)	(35,202)
Net transfer with Majestc	--	--	35,432	--	--	35,432

Balance at December 31, 1998	2,000,000	$2,000	$35,432	$--	$(35,202)	$2,230
Net income (loss)	--	--	--	--	(70,727)	(70,727)
Net transfer with Majestc	--	--	33,266	--	--	33,266

Balance at December 31, 1999	2,000,000	$2,000	$68,698	$--	$(105,929)	$(35,231)
Net income (loss)	--	--	--	--	(178,138)	(178,138)
Net transfer with Majestc	--	--	56,056	--	--	56,056

Balance at December 31, 2000	2,000,000	$2,000	$124,754	$--	$(284,067)	$(157,313)
Net income (loss)	--	--	--	--	2,711	2,711
Net transfer with Majestc	--	--	37,287	--	--	37,287

Balance at December 31, 2001	2,000,000	$2,000	$162,041	$--	$(281,356)	$(117,315)
Shares issued to consultants in
May 2002 in exchange for services
rendered at $0.06 per share	715,000	715	42,185	--	--	42,900
Shares issued to employees and
consultants in September 2002 in
exchange for services rendered at
$0.06 per share	17,300,000	7,300	86,500	--	--	103,800
Shares issued in September 2002 in
connection with acquisition of USM
Financial Solutions, Inc., valued
at $0.006 per share	800,000	800	4,000	--	--	4,800
Common stock subscription	--	--	--	87,250	--	87,250
Net income (loss)	--	--	--	--	(126,043)	(126,043)
Net transfer with Majestc	--	--	6,591	--	--	6,591

Balance at December 31, 2002	20,815,000	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated
investors in February 2003 for
cash at $0.50 per share	176,000	176	87,824	--	--	88,000
Common stock issued in February
2003 at $0.50 per share for
common stock subscription proceeds
received in December 2002	174,500	75	87,075	(87,250)	--	--
Net Income (loss)	--	--	--	--	(131,520)	(131,520)

Balance at December 31, 2003	21,165,500	$21,166	$476,216	$--	$(538,919)	$(41,537)
Common Stock issued for services
rendered at $0.025 SH in Apr 2004	200,000	$200	$4,801	$--	$--	$5,001
Net Income (loss)	--	--	--	--	(21,362)	(21,362)

Balance at December 31, 2004	21,365,500	21,366	481,017	--	(560,281)	(57,898)

See accompanying notes to consolidated financial statements

	For The Twelve Months Ended December : 2004	2003	For the Period May 13, 1998 (Date of
Cash flows from operating activities:			
Net income (loss) for the period	$ (21,362)	$ (100,960)	$ (560,281)
Adjustments to reconcile net loss			
to net cash provided by (used in) operating activities:			
Common stock issued in exchange for services rendered	5,000	-	151,700
Adjustment for common stock issued to Majestic, in			
connection with stock splits in March and August 2002			2,000
Adjustments for expenses previously paid by Majestic on the			
Company's behalf	-	-	168,632
Common stock issued in connection with acquisition of			
USM Financial	-	-	4,800
Extingushment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	936	936	26,491
Loss from disposal of assets	-	-	212,089
Increase (decrease) in:			
Cash disbursed in excess of available fund	-	(2,493)	-
Accounts payable and accrued liabilities	3,323	1,097	36,319
Net cash provided by (used in) operating activities	(12,103)	(101,420)	(65,668)
Cash flows from investing activities:			
Acquisition of property, plant, and equipment	-	-	(242,634)
Cash flows from financing activities:			
Proceeds from sale of common stock and stcok subscription,			
net of costs	-	88,000	175,250
Proceeds from common stock subscription	-		-
Proceeds from (repayment to) shareholders loans	11,000	5,400	26,500
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	11,000	93,400	66,535
Net increase (decrease) in cash and equivalents	(1,103)	(8,020)	867
Cash and cash equivalents at beginning of period	1,970	9,989	-
Cash and cash equivalents at end of period	$ 867	$ 1,969	$ 867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2004	2003	For the Period May 13, 1998 (Date of
Cash paid during the period for taxes	$ -	$ -	$ -
Cash paid during the period for interest	-	-	-
Adjustment for common stock issued to Majestic, in			
connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	5,000	-	151,700
Acquisition:			
Assets acquired, net	-	-	-
Acquisition costs	-	4,800	4,800
Liabilities assumed, net	-	-	-
Common stock issued	-	(4,800)	(4,800)
Net cash paid for acquisition	$ -	$ -	$ -

See accompanying notes to consolidated financial statements

F-7

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Commerce Development Corporation, Ltd. (the 'Company'), formerly Majestic Financial, Ltd., is incorporated under the laws of the state of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. ('Majestic', the 'Parent'). In March 2002, Majestic's Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic's former Chief Executive Officer and to Majestic's stockholders (see Note B). The financial statements of the Company as of March 2002 are presented on a carved-out basis, and derived from the historical financial statements of Majestic, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been a separate stand-alone entity during the periods presented or of future results. Summarized results of the allocation of expenses are further described in Note B.

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

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. ('USM Financial'), a wholly owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement ('Agreement'). Pursuant to the Agreement, USM Financial became a wholly-owned subsidiary of the Company (Note C). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM Financial Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ('SFAS 7') and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004, the Company has accumulated losses of $560,281.

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

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.' Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, 'Earnings Per Share,' specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ('SFAS 144'). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A-- SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ('SFAS 2'), -Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2004 and 2003 and the period from inception to December 31, 2004.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.'' This statement amends SFAS No. 123, 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2004.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $21,362 for the year ended December 31, 2004, respectively. For the period from inception through December 31, 2004, the Company has accumulated losses of $560,281. As of December 31, 2004, the Company's current liabilities exceeded its current assets by $61,954. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE A-- SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ('SFAS 130'), 'Reporting Comprehensive Income,' establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('SFAS 131') establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, 'Consolidation of Variable Interest Entities.' Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

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

NOTE B - SPIN-OFF TRANSACTIONS

On March 31, 2002, the Company's parent, The Majestic Companies, Ltd. (the 'Majestic' or 'Parent'), entered into a Stock Purchase Agreement ('Agreement') to spin-off the Company to Alexander & Wade, Inc. (the 'A&W'), an entity controlled by Majestic's former Chief Executive Officer and to Majestic's stockholders.

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

NOTE C - BUSINESS COMBINATION

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. ('USM Financial'), a wholly owned subsidiary of U.S. Microbics, Inc. ('US Microbics'), through a Stock Exchange Agreement ('Agreement'). Pursuant to the Agreement, the Company issued to US Microbics and US Microbics's majority-owned subsidiary, USM Capital Group, Inc. ('USM Capital'), a total of 800,000 shares of common stock of the Company.

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

In May 1998, the Company issued one share of common stock at par to its parent company, The Majestic Company, Ltd. ('Majestic'). In March 2002, pursuant to a Stock Purchase Agreement ('Agreement') to spin-off the Company (see Note B), the Company authorized a stock split of 20,000,000-for-1, which increased the solely one share outstanding to 20,000,000 shares. A&W purchased 17,500,000 shares of the Company's common stock from Majestic, and the remaining 2,500,000 shares held by the Majestic would be distributed as a dividend to the shareholders of record of Majestic as of April 30, 2002.

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE E - RELATED PARTY TRANSACTIONS

During the period May 13, 1998 through March 31, 2002 (the 'spin-off date'), Majestic advanced funds to the Company for working capital purposes. The amount due to Majestic was $107,419 at March 31, 2002. No formal repayment terms or arrangements existed. In June 2002, the Company was legally released from its obligation to Majestic. The Company recognized $107,419 of other income in connection with the extinguishment of the debt. Corporate general and administrative expenses incurred by Majestic on behalf of the Company as of March 31, 2002 (the 'spin-off') are summarized in Note B.

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

As of December 31, 2001, the Company's results from operations was include in the consolidated income tax returns of Majestic and as a result, the Company does not have a material net operating loss carryforward for federal income tax purposes. The Company's aggregate net operating loss during 2004 approximate $21,300 which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $16,200. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 4, 2005 the Registrant notified its prior independent auditors, Russell Bedford Stefanou Mirchandani LLP, Certified Public Accountants ('RBSM') that their engagement was being terminated and that Lawrence Scharfman CPA, P.A., Boynton Beach FL had been retained as the new independent auditors.

RBSM has served as the independent auditors of the Registrant since prior to December 31, 2003.

RBSM's report's on the on the Registrant's financial statements as of and for the years ended, December 31, 2003 and 2002, and the period May 13, 1998 (date of inception) though December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit reports for the years ended December 31, 2003 and 2002 , and the period May 13, 1998 (date of inception) though December 31, 2003 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended December 31, 2003 and 2002 and the period May 13, 1998 (date of inception) through December 31, 2003, and the subsequent interim period through April 4, 2005 the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure RBSM did not advise the Registrant with regard to any of the following:

1)	That internal controls necessary to develop reliable financial statements did not exist except as noted below; or

2)	That the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal except as noted below.

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

A compensation committee, an audit committee and an audit committee financial expert are not required for us to secure a qualification for our securities to be quoted on the over the counter bulletin board. These requirements relate to Section 301 of the Sarbanes-Oxley Act. As stated on the SEC website under Division of Corporation Finance: Sarbanes-Oxley Act of 2002 - Frequently Asked Questions - November 8, 2002 (revised November 14, 2002):

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

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them: As the company's securities are not publicly trading, Mr. Mercer has contemporaneously filed his Form 3.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a 'beneficial owner' of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. Unless otherwise indicated, the address for each of these stockholders is c/o Commerce Development Corporation, Ltd., 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108.

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

On September 1, 2002, we entered into a client service agreement with The Mercer Group, Inc. Under the terms of the agreement, The Mercer Group provided us with:

-	Financial strategies for mergers, spin-offs, and other related activities;

-	Business development consulting for private companies seeking additional capital and pre-initial public offering strategic business planning; and

-	Consulting for management on running a public company.

Pursuant to the service agreement, we paid The Mercer Group, as compensation, 3,160,000 shares of our common stock, valued at $0.006 per share. The Mercer Group is controlled by Andrew E. Mercer, our current chairman, president and chief executive officer. Mr. Mercer owns or controls 18,000,000 shares of our common stock.

Subsequent to entering this agreement, the Mercer Group determined to wind down its consulting practice. We orally agreed with the Mercer Group that services described in 'Business - Business Development,- above would be provided by Mr. Mercer.

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

Transactions with Promoters

The promoters of Commerce Development are Alexander & Wade, Inc., Francis A. Zubrowski, The Mercer Group, Inc., and Andrew E. Mercer. All of the promoters, with the exception of Mr. Mercer, have received shares of our stock as set forth below. The shares owned by Mr. Mercer include 13,340,000 shares owned by him directly, and the remainder owned by Mercer Group, Inc., a company controlled by Mr. Mercer. Mr. Mercer has the sole voting and dispositive power for the shares owned by Mercer Group. See "Business."

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

(i)     Audit Fees-

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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under 'Audit Fees.' There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature
Principal Executive Officer	Andrew M. Mercer	1/03/2006	/s/ Andrew M. Mercer
Principal Accounting Officer	Hector Medina	1/03/2006	/s/ Hector Medina
Principal Financial Officer	Hector Medina	1/03/2006	/s/ Hector Medina

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Andrew M. Mercer	Andrew M. Mercer	Director	1/3/2006
/s/ Frederick A. Manger	Frederick A. Manger	Director	1/3/2006
/s/ Martin Capdevilla	Martin Capdevilla	Director	1/3/2006