Form 10KSB/A
period 2004-12-31
COMMERCE DEVELOPMENT CORP LTD
filed 2006-04-03
CIK 1208790

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO
FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2004

OR

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

EXPLANATORY NOTE REGARDING THIS AMENDMENT

This Amendment No. 2 to our Annual Report on Form 10-KSB (“Form 10-KSB/A”) for the fiscal year ended December 31, 2004 is filed in response to verbal comments from the staff of the SEC regarding the Amended Form 10-KSB Annual Report filed by Commerce Development Corporation, Ltd. (the “Company”) with the SEC on January 4, 2006 and is filed to: (1) revise the Independent Auditor’s Report from the Company's auditor to clarify that that audit of Company’s balance sheets included an audit not only as of December 31, 2004, but also audit as of December 31, 2003, and that the audit of the Company’s related statements of operations, stockholders equity (deficit) and cash flows included not only the twelve month period ended December 31, 2004 and the period from May 31, 1998 (Date of Inception) to December 31, 2004 but also the twelve month period ended December 31, 2003; (2) revise the opinion of the auditors regarding the financial statements in the Independent Auditors’ Report to include additional time periods that were inadvertently omitted, including: (a) that the opinion covered the Company’s financial position for the period ending December 31, 2003 in addition to the period ending December 31, 2004; and (b) that, in addition to the twelve month period ended December 31, 2004 period previously referenced, the time periods covered by the opinion regarding the Company’s related statements of operations, stockholders equity (deficit) and cash flows also include the twelve months ended December 31, 2003, and the period from May 31, 1998 (Date of Inception) to December 31, 2004; and (3) revise the Company’s Condensed Consolidated Balance Sheet to correct an inadvertent calculation error as to the Company’s Total Liabilities and (Deficiency in) Stockholders’ Equity (“Total Liabilities”) as of December 31, 2004 and 2003, so that it accurately reflects that the Total Liabilities equal the Total Assets in the balance sheet dated as of December 31, 2004 and 2003. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Item 7. Financial Statements.

[Letterhead of
Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants]

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

INDEPENDENT AUDITORS' REPORT

Commerce Development Corp., LTD
8316 Clairment Mesa Blvd # 106
San Diego, Ca 92111
The Board of Directors and Stockholders

We have audited the accompanying balance sheet of Commerce Development Corp., Ltd. as at December 31, 2004 and 2003, and the related statements of operations, stockholders equity (deficit) and cash flows for the twelve months ended December 31, 2004 and 2003 and for the period May 31, 1998 (Date of Inception) to December 31, 2004.  These statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commerce Development Corp., Ltd. as of December 31, 2004 and 2003 and the related statements of operations, stockholders equity (deficit) and cash flows for the twelve months ended December 31, 2004 and 2003 and for the period May 31, 1998 (Date of Inception) to December 31, 2004 in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman C.P.A.

Lawrence Scharfman C.P.A.

Boynton Beach, Florida
December 23, 2005

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

See accompanying notes to consolidated financial statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2004

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	2,000,000	$2,000	$-	$-	$-	$2,000
Net income (loss)	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestc	-	-	35,432	-	-	35,432
Balance at December 31, 1998	2,000,000	$2,000	$35,432	$-	$(35,202)	$2,230
Net income (loss)	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestc	-	-	33,266	-	-	33,266
Balance at December 31, 1999	2,000,000	$2,000	$68,698	$-	$(105,929)	$(35,231)
Net income (loss)	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestc	-	-	56,056	-	-	56,056
Balance at December 31, 2000	2,000,000	$2,000	$124,754	$-	$(284,067)	$(157,313)
Net income (loss)	-	-	-	-	2,711	2,711
Net transfer with Majestc	-	-	37,287	-	-	37,287
Balance at December 31, 2001	2,000,000	$2,000	$162,041	$-	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	715,000	715	42,185	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	17,300,000	17,300	86,500	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	800,000	800	4,000	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net income (loss)	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestc	-	-	6,591	-	-	6,591
Balance at December 31, 2002	20,815,000	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	176,000	176	87,824	-	-	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	174,500	175	87,075	(87,250)	-	-
Net Income (loss)	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	21,165,500	$21,166	$476,216	$-	$(538,919)	$(41,537)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	200,000	$200	$4,801	$-	$-	$5,001
Net Income (loss)	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	21,365,500	21,366	481,017	-	(560,281)	(57,898)

See accompanying notes to consolidated financial statements

	For The Twelve Months Ended December : 2004	2003	For the Period May 13, 1998 (Date of
Cash flows from operating activities:			
Net income (loss) for the period	$ (21,362)	$ (100,960)	$ (560,281)
Adjustments to reconcile net loss			
to net cash provided by (used in) operating activities:			
Common stock issued in exchange for services rendered	5,000	-	151,700
Adjustment for common stock issued to Majestic, in			
connection with stock splits in March and August 2002			2,000
Adjustments for expenses previously paid by Majestic on the			
Company's behalf	-	-	168,632
Common stock issued in connection with acquisition of			
USM Financial	-	-	4,800
Extingushment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	936	936	26,491
Loss from disposal of assets	-	-	212,089
Increase (decrease) in:			
Cash disbursed in excess of available fund	-	(2,493)	-
Accounts payable and accrued liabilities	3,323	1,097	36,319
Net cash provided by (used in) operating activities	(12,103)	(101,420)	(65,668)
Cash flows from investing activities:			
Acquisition of property, plant, and equipment	-	-	(242,634)
Cash flows from financing activities:			
Proceeds from sale of common stock and stcok subscription,			
net of costs	-	88,000	175,250
Proceeds from common stock subscription	-		-
Proceeds from (repayment to) shareholders loans	11,000	5,400	26,500
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	11,000	93,400	66,535
Net increase (decrease) in cash and equivalents	(1,103)	(8,020)	867
Cash and cash equivalents at beginning of period	1,970	9,989	-
Cash and cash equivalents at end of period	$ 867	$ 1,969	$ 867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2004	2003	For the Period May 13, 1998 (Date of
Cash paid during the period for taxes	$ -	$ -	$ -
Cash paid during the period for interest	-	-	-
Adjustment for common stock issued to Majestic, in			
connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	5,000	-	151,700
Acquisition:			
Assets acquired, net	-	-	-
Acquisition costs	-	4,800	4,800
Liabilities assumed, net	-	-	-
Common stock issued	-	(4,800)	(4,800)
Net cash paid for acquisition	$ -	$ -	$ -

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

Components of deferred tax assets as of December 31, 2004 are as follows:

Non Current:
Net operating loss carryforward	$16,200
Valuation allowance	(16,200)

Net deferred tax asset	$--

NOTE G - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:
	2004	2003	For the period from May 13, 1998 (date of inception) through December 31, 2004
Net income (loss) available for
common shareholders	$(21,362	$(131,520	$(560,281)

Basic and fully diluted loss
per share	$(0.00	$(0.01	$(0.08)

Weighted average common
shares outstanding	21,311,448	21,461,725	6,530,270

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

Name	Position	Year	Salary	Dollar Value of Stock- Based Compensation	Value of other Compensation

Andrew Mercer	CEO	2004	0	0	0
		2003	0	0	0

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

	2003	2002	For the Period May 13, 1998 (Date of Inception) through December 31, 2003

Net transfer from Majestic -	$168,632	$162,041	$--
beginning of the period
Net transactions with Majestic:
Advertising	--	511	15,774
Accounting and legal fees	--	2,375	64,747
Rent	--	1,500	22,375
Officer salaries	--	717	44,184
Office expenses	--	1,488	21,552
	--	6,591	168,632

Net transfer from Majestic -
end of the period	$168,632	$168,632	$168,632

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
____________

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

Item 13. Exhibits and Reports on Form 8-K.

(a)	List of documents filed as part of this Report:

None

(b)	Exhibits:

The following exhibits listed are filed as part of this Report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, Silas Phillips

32.1	Section 1350 Certification, Silas Phillips

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer, Silas Phillips

32.2	Section 1350 Certification, Silas Phillips

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

COMMERCE DEVELOPMENT CORPORATION, LTD. (a Maryland corporation)

Dated: April 3, 2006	/s/ Silas Phillips

By: Silas Phillips President and Chief Executive Officer (Principal Executive Officer)

Dated: April 3, 2006	/s/ Silas Phillips

By: Silas Phillips Acting Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Dated

/s/ Silas Phillips	Director	April 3, 2006

Silas Phillips