Form 10KSB
period 2005-12-31
COMMERCE DEVELOPMENT CORP LTD
filed 2006-04-07
CIK 1208790

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number 333-104647

COMMERCE DEVELOPMENT CORPORATION, LTD.

(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Maryland	33-0843696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Wilshire Boulevard, Suite 500, Los Angeles, California 90024	90024
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 208-1182

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of each exchange on which registered
Not applicable	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The issuer's revenues for the fiscal year ended December 31, 2005: $36,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,831,352

Number of shares outstanding as of March 22, 2006: 98,285,596 shares.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Strategic Business Planning

The purpose of Strategic Business Planning is to help businesses and associations improve their prospects for success by enabling them to better target the applications of their scarce resources: time, effort, and money; in other words, accomplishing more with the resources they have.

In general, Strategic Business Planning is a methodical process for: identifying the essential core description of the endeavor; identifying and documenting underlying assumptions about the elements of operating business environment that directly impact a business operation, but over which the business may have no substantive influence; selecting, prioritizing, and documenting the principal goals that a business or association wants to achieve; selecting, prioritizing, and documenting the strategies that a business expects to use in achieving each goal; and developing detailed integrated action plans that will be used both as a basis to allocate resources to business needs, and also to assess movement your business goals. Our activities will encompass management, financial, organizational, and developmental processes, with the idea of enabling our small business clients to maximize their growth and profitability.

We have created a four-phase process designed to generate small business growth. Under Phase One, we will meet with the management of the client and assess the needs and scope of the proposed engagement. Thereafter, we will: review financials and forecasts, and analyze business strategy, plans, and goals; appraise organizational needs; evaluate assets, intellectual property, and good will; and compile a matrix of company strengths and weaknesses and compare against the client's competition.

Under Phase Two, we will outline a plan of action with the client's senior management, and reach agreement on milestones and timeframe. Thereafter, we will: determine optimum vehicle(s) for growth; assemble team members for execution of plans; and deploy resources in the form of technology, consultants, and partners.

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

History

We were incorporated as a Maryland corporation on May 13, 1998, as a wholly owned subsidiary of The Majestic Companies, Ltd., a publicly-held company, with the name of Majestic Financial, Ltd. On March 31, 2002, The Majestic Companies, Ltd. sold 17,500,000 shares, or 87.5 percent, of our stock to Alexander & Wade, Inc. On April 29, 2002, we changed our name to Commerce Development Corporation, Ltd. In September 2002, 87.5 percent of our stock was acquired by Mercer Group, Inc. (“Mercer”), a California corporation specializing in business development.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any property. We previously leased approximately 150 square feet of office space in San Diego, California for an annual rental of approximately $14,544. The lease was on an oral, month-to-month basis. In 2005, we terminated the lease, and are no longer leasing office space for the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during this reporting period.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common shares are currently quoted on the OTC Bulletin Board under the symbol "CDPC.OB" There is no established active public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Options, Warrants, Convertible Securities

There are no options, warrants, or convertible securities outstanding.

Holders

As of March 21, 2006, we had 75 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Incentive Plans

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements included in this management's discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company's actual results and could cause the company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack or resources to maintain the company's good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this prospectus.

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

Plan of Operations

We are a development stage company. As shown in the financial statements during the years ended December 31, 2005 and 2004, the Company incurred net losses of $211 and $21,362, respectively. For the period from inception through December 31, 2005, the Company has accumulated losses of $560,492.

As of December 31, 2005, we had cash on hand of approximately $1,604. This amount will not be sufficient to satisfy our operating requirements through the next 12 months. Further, to satisfy our operating requirements through December 31, 2005, we estimate that we will need an additional $680,000. If we do not secure this additional debt or equity financing, we will be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise this entire amount, we may cease our attempts to implement our business plan.

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

Our independent certified public accountants have stated in their report dated March 28, 2006 included herein, that we have had difficulty in generating sufficient cash flow to meet its obligations, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Subsequent Events

On January 9, 2006, the Registrant entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with RP Capital, LLC, a California limited liability company (“RP Capital”), and six accredited investors (collectively, the “Buyers”) pursuant to which the Registrant issued 72,001,735 shares of the Company’s common stock (the “Common Stock”) in consideration for $82,833 in cash.

By way of the Securities Purchase Agreement, RP Capital acquired a controlling interest in the Registrant through the acquisition of 9,400,350 shares (the “Shares”) of the Registrant’s Common Stock directly from Andrew E. Mercer, the Registrant’s former President, Chief Executive Officer and Director, and his related entities, shareholders Andrew E. Mercer & Patricia A. Kattus-Mercer, Trustee, and The Mercer Group, Inc., and 41,141,792 shares of Common Stock pursuant to the Securities Purchase Agreement which represented the acquisition of an aggregate of 50,542,142 shares of Common Stock or approximately 51.4% of the total outstanding Common Stock.

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

Commerce Development Corp., LTD
8316 Claremont Mesa Blvd. #106
San Diego, CA 92111
The Board of Directors and Stockholders

We have audited the accompanying balance sheets of Commerce Development Corp., LTD as of December 31, 2005 and 2004 and the related statements of operations, stockholders equity (deficit) & cash flows for the twelve months ended December 31, 2005 and 2004 and for the period May 31, 1998 (Date of Inception) to December 31, 2005. These statements are the responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations.  These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Commerce Development Corp. LTD.  As of December 31, 2005 and 2004 & the related statements of operations, stockholders equity (deficit) and cash flows for the twelve months ended December 31, 2005 and 2004 and for the period May 31, 1998 (Date of Inception) to December 31, 2005 in conformity with generally accepted accounting principles.

/S/ Lawrence Scharfman

Lawrence Scharfman CPA
Boynton Beach, FL
March 28, 2006

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET

	December 31, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,604	$867
Total Current Assets	1,604	867

Property, Plant and Equipment	6,550	6,550
Less: Accumulated Depreciation	3,431	2,495
	3,119	4,055

	$4,723	$4,922

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$36,321	$36,321
Shareholder Advances	26,512	26,500
Total Current Liabilities	62,833	62,821

Commitments and Contingencies	-	-

Common Stock, Par Value $0.001: 300,000,000 shares authorized; 21,365,500 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	21,366	21,366
Additional-Paid-In Capital	481,017	481,017
Common Stock Subscription	-	-
Accumulated Deficit	(560,492)	(560,281)
Total (Deficiency in) Stockholders' Equity	(58,110)	(57,899)

	$4,723	$4,922

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Period May 13, 1998 (Date of Inception) to December 31,
	2005	2004	2005
Revenue:
Consulting Fees	36,000	-	36,000

Cost of Sales	16,248	-	16,248

Gross Profit	19,752	-	19,752

Operating Expenses:
General and Administrative Expenses	19,027	20,426	626,848
Depreciation and Amortization	936	936	27,428
Total Operating Expenses	19,963	21,362	654,276

Other Income (Expenses)	$-	-	74,032

Income Tax Expense	-	-	-

Net Income/( Loss)	$(211)	(21,362)	(560,492)

Income/(Loss) Per Common Share	$(0.00)	(0.00)	$(0.05)
(Basic and Assuming Dilution)

Weighted Average Common
Shares Outstanding	21,365,500	21,311,448	10,412,964

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	2,000,000	$2,000	$-	$-	$-	$2,000
Net income (loss)	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestc	-	-	35,432	-	-	35,432
Balance at December 31, 1998	2,000,000	$2,000	$35,432	$-	$(35,202)	$2,230
Net income (loss)	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestc	-	-	33,266	-	-	33,266
Balance at December 31, 1999	2,000,000	$2,000	$68,698	$-	$(105,929)	$(35,231)
Net income (loss)	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestc	-	-	56,056	-	-	56,056
Balance at December 31, 2000	2,000,000	$2,000	$124,754	$-	$(284,067)	$(157,313)
Net income (loss)	-	-	-	-	2,711	2,711
Net transfer with Majestc	-	-	37,287	-	-	37,287
Balance at December 31, 2001	2,000,000	$2,000	$162,041	$-	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	715,000	715	42,185	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	17,300,000	17,300	86,500	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	800,000	800	4,000	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net income (loss)	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestc	-	-	6,591	-	-	6,591
Balance at December 31, 2002	20,815,000	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	176,000	176	87,824	-	-	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	174,500	175	87,075	(87,250)	-	-
Net Income (loss)	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	21,165,500	$21,166	$476,216	$-	$(538,919)	$(41,537)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	200,000	$200	$4,801	$-	$-	$5,001
Net Income (loss)	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	21,365,500	21,366	481,017	-	(560,281)	(57,899)
Net Income (loss)	-	-	-	-	(211)	(211)
Balance at December 31, 2005	21,365,500	21,366	481,017	-	(560,492)	(58,110)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Twelve Months Ended December 31,
	2005	2004	For the Period May 13, 1998 (Date of Inception) through December 31, 2005
Cash flows from operating activities:
Net income (loss) for the period	$(211)	$(21,362)	$(560,492)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	-	5,000	151,700
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002			2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	-	-	168,632
Common stock issued in connection with acquisition of USM Financial	-	-	4,800
Extingushment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	936	936	27,427
Loss from disposal of assets	-	-	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	-	-	-
Accounts payable and accrued liabilities	-	3,323	36,319
Net cash provided by (used in) operating activities	725	(12,103)	(64,943)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	-	-	(242,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stcok subscription, net of costs	-	-	175,250
Proceeds from common stock subscription	-		-
Proceeds from (repayment to) shareholders loans	12	11,000	26,512
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	12	11,000	309,181

Net increase (decrease) in cash and equivalents	737	(1,103)	1,604
Cash and cash equivalents at beginning of period	867	1,970	-
Cash and cash equivalents at end of period	$1,604	$867	$1,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$-	$-	$-
Cash paid during the period for interest	-	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	-	5,000	151,700
Acquisition:
Assets acquired, net	-	-	-
Acquisition costs	-	-	4,800
Liabilities assumed, net	-	-	-
Common stock issued	-	-	(4,800)
Net cash paid for acquisition	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Commerce Development Corporation, Ltd. (the “Company”), formerly Majestic Financial, Ltd., was incorporated under the laws of the state of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, the “Parent”). In March 2002, Majestic’s Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders (see Note B). The financial statements of the Company as of March 2002 are presented on a carved-out basis, and derived from the historical financial statements of Majestic, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been a separate stand-alone entity during the periods presented or of future results. Summarized results of the allocation of expenses are further described in Note B.

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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, the Company has accumulated losses of $560,492.

Revenue Recognition

The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs for the fiscal years ended December 31, 2005 and 2004, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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
December 31, 2005 and 2004

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the years ended December 31, 2005 and 2004.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal years ended December 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2005.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of ($211) for the year ended December 31, 2005, and $21,362 loss for the year ended December 31, 2004 respectively. For the period from inception through December 31, 2005, the Company has accumulated losses of $560,492. As of December 31, 2005, the Company’s current liabilities exceeded its current assets by $61,229. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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

The accompanying financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	2005	2004	2002	For the Period May 13, 1998 (Date of Inception) through December 31, 2005
Net transfer from Majestic	$0.00	$0.00	$162,041	$0
beginning of the period
Net transactions with Majestic:
Advertising		--	511
Accounting and legal fees		--	2,375
Rent		--	1,500
Officer salaries		--	717
Office expenses		--	1,488
--			6,591
Net transfer from Majestic -
end of the period	$0.00	$0.00	$168,632	$0

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2005 and 2004 was $26,512 and $26,500, respectively. No formal repayment terms or arrangements exist.

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

As of December 31, 2001, the Company’s results from operations were included in the consolidated income tax returns of Majestic and as a result, the Company does not have a material net operating loss carryforward for federal income tax purposes. The Company’s aggregate net operating loss during 2005 was approximately ($211) which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $16,411. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:

Net operating loss carryforward	$(16,411)
Valuation allowance	(16,411)
Net deferred tax asset	$--

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:
	2005	2004	For the period from May 13, 1998 (date of inception) through Dec. 31, 2005
Net income (loss) available for common shareholders	$(211)	$(21,362)	$(560,492)
Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.05)
Weighted average common shares outstanding	21,365,500	21,311,448	10,412,964

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE H — COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company leases office space under operating leases in San Diego, California for its corporate use. Commitments for minimum rentals under non-cancelable leases at December 31, 2003 are monthly payments of $812 through June 30, 2004. Rent expense charged to operations was $9,744 for the year ended December 31, 2005.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2005 and 2004, the Company incurred net losses of ($211) and ($21,362), respectively. For the period from inception through December 31, 2005, the Company has accumulated losses of $560,492. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

SUBSEQUENT EVENTS

On January 9, 2006, the Registrant entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with RP Capital, LLC, a California limited liability company (“RP Capital”), and six accredited investors (collectively, the “Buyers”) pursuant to which the Registrant issued 72,001,735 shares of the Company’s common stock (the “Common Stock”) in consideration for $82,833 in cash.

By way of the Securities Purchase Agreement, RP Capital acquired a controlling interest in the Registrant through the acquisition of 9,400,350 shares (the “Shares”) of the Registrant’s Common Stock directly from Andrew E. Mercer, the Registrant’s former President, Chief Executive Officer and Director, and his related entities, shareholders Andrew E. Mercer & Patricia A. Kattus-Mercer, Trustee, and The Mercer Group, Inc., and 41,141,792 shares of Common Stock pursuant to the Securities Purchase Agreement which represented the acquisition of an aggregate of 50,542,142 shares of Common Stock or approximately 51.4% of the total outstanding Common Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 4, 2005 the Registrant notified its prior independent auditors, Russell Bedford Stefanou Mirchandani LLP, Certified Public Accountants (“RBSM”) that their engagement was being terminated and that Lawrence Scharfman CPA, P.A., Boynton Beach, FL had been retained as the new independent auditors. RBSM had served as the independent auditors of the Registrant since prior to December 31, 2003.

RBSM's reports on the on the Registrant's financial statements as of and for the years ended, December 31, 2003 and 2002, and the period May 13, 1998 (date of inception) though December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit reports for the years ended December 31, 2003 and 2002, and the period May 13, 1998 (date of inception) though December 31, 2003 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors.

During the years ended December 31, 2003 and 2002 and the period May 13, 1998 (date of inception) through December 31, 2003, and the subsequent interim period through April 4, 2005 the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure RBSM did not advise the Registrant with regard to any of the following: that internal controls necessary to develop reliable financial statements did not exist except as noted below; or that the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal except as noted below.

RBSM furnished the Registrant with a letter addressed to the United States Securities and Exchange Commission stating that it agrees with the above statements.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President, and Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

The Company had no information that it was required to, and did not, disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Our Bylaws provide that the Board of Directors shall be composed of not less than the minimum number required by Section 2-402 of the Maryland General Corporation Law, which is one, but not more than fifteen members. Our directors and executive officers as of March 21, 2006 are as follows:

Name	Age	Position
Silas Phillips	34	Chairman, President, Chief Executive Officer, Acting Chief Financial Officer, and Secretary

Silas Phillips. Mr. Phillips, age 34, has been the Registrant’s President, Chief Executive Officer, Acting Chief Financial Officer, Secretary and Director since January 9, 2006. Mr. Phillips is also currently the President and Chief Executive Officer of Internet Media Group, Inc., a company he formed and has owned since March 1999. Internet Media Group, Inc. provides E-Commerce, Business Development and Project Management consulting services, and develops outsourcing relationships with outbound telemarketing organizations. Mr. Phillips’ business experience includes the creation and development of fully automated and robust backend lead generation systems comprised of Client, Vendor and Reporting modules including full A/P, A/C and Invoicing. Mr. Phillips has developed numerous websites ranging from lead generating sites to large, commercial sites with full responsibility for lead generation, web development and affiliate management, and he also has experience in developing strategic partnerships with leading e-commerce design, lead generation, and telecom providers. Mr. Phillips has also developed Internet affiliate and interactive brand marketing programs and he has managed an affiliate marketing program with over 50 volume producers generating in excess of $100,000 per month. Mr. Phillips also has experience in re-engineering E-Commerce business processes and work flows to maximize use of software applications and tools, and in conducting analysis of E-Commerce software systems used for automated web fulfillment and online credit card processing. Mr. Phillips has also provided extensive consultation services as a Senior Management Consultant in connection with the sale and reorganization of an Internet pharmacy company, in which the focus of his efforts included strategic planning and management of all aspects for future sale of the company and the company’s IPO. Mr. Phillips also has expertise in conducting market research and competitive analysis.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

We are unaware of any directors or executive officers who have, during the past five years:

(a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We do not currently have a separately designated Audit Committee. Our entire Board of Directors functions as the Company's Audit Committee. No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the last three completed fiscal years by our former CEO.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long - Term Compensation
						Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	Payouts All Other Compensation ($)
Andrew Mercer	2005	$0	—	—	—	—	—	—
CEO	2004	$0	—	—	—	—	—	—
	2003	$0	—	—	—	—	—	—

No other annual compensation (including a bonus or other form of compensation) or long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, was paid to Mr. Mercer during these periods.

Compensation of Directors

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings.

Employment Contracts

None.

Options/SAR Grants in Last Fiscal Year

None.

Long-Term Incentive Plan Awards
None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding ownership of the common stock as of March 21, 2006 by (1) each person who is known by the company to own beneficially more than 5% of the any classes of outstanding Stock, and (2) each director of the company, each of the Chief Executive Officers and the four most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities, and all directors and executive officers of the company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is Commerce Development Corporation, Ltd., c/o Richardson & Patel LLP, 10900 Wilshire Boulevard, Suite 500, Los Angeles, California 90024.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	RP Capital LLC	50,542,142	51.4%
Common	Mark Y. Abdou	12,639,958	12.8%
Common	Silas Phillips	7,299,228	7.4%
Common	Addison Adams	6,315,556	6.4%
Common	Luan K. Phan	6,315,556	6.4%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Silas Phillips	7,299,228	7.4%
Common	All officers and directors as a group	7,299,228	7.4%
____________
The above tables in this section are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 98,285,596 shares of common stock outstanding as of March 21, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving Officers, Directors, and Security Holders

On January 9, 2006, RP Capital acquired a controlling interest in the Registrant through the acquisition of 9,400,350 shares of the Registrant’s Common Stock directly from Andrew E. Mercer, the Registrant’s former President, Chief Executive Officer and Director, and his related entities, shareholders Andrew E. Mercer & Patricia A. Kattus-Mercer, Trustee, and The Mercer Group, Inc., and 41,141,792 shares of Common Stock pursuant to the Securities Purchase Agreement which represented the acquisition of an aggregate of 50,542,142 shares of Common Stock or approximately 51.4% of the total outstanding Common Stock.

The source of funds used as consideration was from cash on hand. No part of the consideration used to acquire control of the Registrant was from a loan. The total cash consideration used by RP Capital to acquire control of the Registrant (by acquiring the Securities and the stock from the Registrant’s stockholders as described herein) was $200,000. There are no arrangements between the parties that may result in a change of control of the Registrant.

ITEM 13. EXHIBITS

Exhibit No.	Identification of Exhibit

1.1(1)	Placement Agreement between Commerce Development Corporation, Ltd. and Mariner Investment Group, dated February 12, 2003
2.1(1)	Stock Purchase Agreement between Alexander & Wade, Inc. and The Mercer Group, Inc., dated September 1, 2002
2.2(1)	USM Financial Solutions, Inc. Capital Stock Exchange Agreement between Commerce Development Corporation, Ltd., U.S. Microbics, Inc., and USM Capital Group, Inc., dated September 24, 2002
2.3(1)	Stock Purchase Agreement between U.S. Microbics, Inc. and USM Capital Group, Inc., dated January 27, 2003
2.4(1)	Stock Purchase Agreement between Alexander & Wade, Inc. and The Mercer Group, Inc. dated August 2, 2002
3.1(1)	Articles of Incorporation of Majestic Financial, Ltd., filed May 13, 1998
3.2(1)	Articles of Amendment and Restatement of Majestic Financial, Ltd., filed March 12, 2002
3.3(1)	Articles of Amendment of Majestic Financial, Ltd. changing the name of the corporation to Commerce Development Corporation, Ltd., filed April 3, 2002
3.4(1)	Bylaws of Majestic Financial, Ltd., adopted May 14, 1998
3.5(1)	Amended Bylaws of Commerce Development Corporation, Ltd., adopted February 3, 2003
3.6(1)	Charter of the Audit Committee of the Board of Directors of Commerce Development Corporation, Ltd., adopted February 3, 2003
3.7(1)	Charter of the Compensation Committee of the Board of Directors of Commerce Development Corporation, Ltd., adopted February 3, 2003
3.8(1)	Resolution to Change Resident Agent
3.9(1)	Articles of Exchange dated September 24, 2002

3.10(1)	State of Nevada Certificate of Existence
4.1(1)	Form of Common Stock Certificate
4.2(1)	Form of Preferred Stock Certificate
10.1(1)	Subscription Agreement
10.2(1)	USM Capital Group, Inc. Independent Client Service Agreement, dated September 16, 2002
10.3(2)	Securities Purchase Agreement with RP Capital, LLC and six accredited investors
21(1)	Subsidiaries of the registrant
23.1	Consent of Independent Certified Public Accountants
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1) Previously filed with Form SB-2 on April 21, 2003.

(2) Previously filed with Form 8-K on January 13, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2005	December 31, 2004

(i)	Audit Fees	$7,500	$5,000
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	--	--
(iv)	All Other Fees	--	--
	Total fees	$7,500	$5,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Lawrence Scharfman CPA, P.C., in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2005 or 2004.

All Other Fees. Consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2005 or 2004.

Pre-Approval Policies and Procedures. The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

Commerce Development Corporation, Ltd.
(a Maryland corporation)

Dated: April 7, 2006                       /s/ Silas Phillips
By: Silas Phillips
President and Chief Executive Officer
(principal executive officer)

Dated: April 7, 2006                       /s/ Silas Phillips
By: Silas Phillips
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ Silas Phillips	Director	April 7, 2006
Silas Phillips