Form 10QSB
period 2006-03-31
COMMERCE DEVELOPMENT CORP LTD
filed 2006-06-06
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number: 333-104647

COMMERCE DEVELOPMENT CORPORATION, LTD.
______________________________________________________________________________

(Exact Name Of Small Business Issuer As Specified In Its Charter)

DELAWARE	33-0843696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9440 S. SANTA MONICA BLVD., SUITE 400
BEVERLY HILLS, CA  90210
______________________________________________________________________________
(Address of Principal Executive Offices)

(310) 402-5901
(Issuer's Telephone Number, Including Area Code)

10900 WILSHIRE BOULEVARD, SUITE 500 LOS ANGELES, CALIFORNIA 90024
______________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

        The total number of shares outstanding of the issuer's common stock, par value $.001, as of June 2, 2006 was 1,348,045.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$11,296	$1,604
Total Current Assets	11,296	1,604

Property, Plant and Equipment	6,550	6,550
Less: Accumulated Depreciation	3,665	3,431
	2,885	3,119

	$14,181	$4,723

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$68,063	$36,321
Shareholder Advances	0	26,512
Total Current Liabilities	68,063	62,833

Commitments and Contingencies	-	-

Common Stock, Par Value $0.001: 300,000,000 shares authorized; 98,285,596 and 21,365,500 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	98,286	21,366
Additional-Paid-In Capital	492,588	481,017
Common Stock Subscription	-	-
Accumulated Deficit	(644,755)	(560,492)
Total (Deficiency in) Stockholders' Equity	(53,882)	(58,110)

	$14,181	$4,723

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Period May 13, 1998 (Date of Inception) to March 31,
	2006	2005	2006
Revenue:
Consulting Fees	-	-	36,000

Cost of Sales	-	-	16,248

Gross Profit	-	-	19,752

Operating Expenses:
General and Administrative Expenses	84,029	555	710,877
Depreciation and Amortization	234	234	27,662
Total Operating Expenses	84,263	789	738,539

Other Income (Expenses)	$-	-	74,032

Income Tax Expense	-	-	-

Net Income/( Loss)	$(84,263)	(789)	(644,755)

Income/(Loss) Per Common Share	$(0.00)	(0.00)	$(0.05)
(Basic and Assuming Dilution)

Weighted Average Common
Shares Outstanding	91,371,430	21,365,500	13,337,793

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	2,000,000	$2,000	$-	$-	$-	$2,000
Net income (loss)	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestc	-	-	35,432	-	-	35,432
Balance at December 31, 1998	2,000,000	$2,000	$35,432	$-	$(35,202)	$2,230
Net income (loss)	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestc	-	-	33,266	-	-	33,266
Balance at December 31, 1999	2,000,000	$2,000	$68,698	$-	$(105,929)	$(35,231)
Net income (loss)	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestc	-	-	56,056	-	-	56,056
Balance at December 31, 2000	2,000,000	$2,000	$124,754	$-	$(284,067)	$(157,313)
Net income (loss)	-	-	-	-	2,711	2,711
Net transfer with Majestc	-	-	37,287	-	-	37,287
Balance at December 31, 2001	2,000,000	$2,000	$162,041	$-	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	715,000	715	42,185	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	17,300,000	17,300	86,500	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	800,000	800	4,000	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net income (loss)	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestc	-	-	6,591	-	-	6,591
Balance at December 31, 2002	20,815,000	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	176,000	176	87,824	-	-	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	174,500	175	87,075	(87,250)	-	-
Net Income (loss)	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	21,165,500	$21,166	$476,216	$-	$(538,919)	$(41,537)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	200,000	$200	$4,801	$-	$-	$5,001
Net Income (loss)	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	21,365,500	21,366	481,017	-	(560,281)	(57,899)
Net Income (loss)	-	-	-	-	(211)	(211)
Balance at December 31, 2005	21,365,500	21,366	481,017	-	(560,492)	(58,111)
Common stock issued to accredited investors in January 2006 at $.001 per share	72,001,736	72,002	10,831	-	-	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $.001 per share	4,918,360	4,918	740	-	-	5,658
Net Income (loss)	-	-	-	-	(84,263)	(84,263)
Balance at March 31, 2006	98,285,596	98,286	492,588	-	(644,755)	(53,883)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Three Months Ended March 31,
	2006	2005	For the Period May 13, 1998 (Date of Inception) through March 31, 2006
Cash flows from operating activities:
Net income (loss) for the period	$(84,263)	$(789)	$(644,755)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	5,658	-	157,358
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	-	-	168,632
Common stock issued in connection with acquisition of USM Financial	-	-	4,800
Extinguishment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	234	234	27,661
Loss from disposal of assets	-	-	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	-	-	-
Accounts payable and accrued liabilities	31,742	-	68,061
Net cash provided by (used in) operating activities	(46,629)	(555)	(111,573)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	-	-	(242,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	82,833	-	258,083
Proceeds from common stock subscription	-		-
Proceeds from (repayment to) shareholders loans	(26,512)	12	-
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	56,321	12	365,502

Net increase (decrease) in cash and equivalents	9,692	(543)	11,296
Cash and cash equivalents at beginning of period	1,604	867	-
Cash and cash equivalents at end of period	$11,296	$324	$11,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$-	$-	$-
Cash paid during the period for interest	-	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	5,658	-	157,358
Acquisition:
Assets acquired, net	-	-	-
Acquisition costs	-	-	4,800
Liabilities assumed, net	-	-	-
Common stock issued	-	-	(4,800)
Net cash paid for acquisition	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Commerce Development Corporation, Ltd. (the "Company"), formerly Majestic Financial, Ltd., was incorporated under the laws of the state of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. ("Majestic", the "Parent"). In March 2002, Majestic’s Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders (see Note B). The financial statements of the Company as of March 2002 are presented on a carved-out basis, and derived from the historical financial statements of Majestic, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been a separate stand-alone entity during the periods presented or of future results. Summarized results of the allocation of expenses are further described in Note B.

In the past the Company was engaged in the limited origination and servicing of new modular building leases. This activity was conducted primarily in the state of California. All of the leases which the Company entered into were accounted for as operating leases. The Company ceased entering into new leases in 2000 and the accompanying consolidated financial statements reflect as other income the revenues recognized from the final leasing transactions.

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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $644,755.

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the three months March 31, 2006, 2005 and for the period from inception to March 31, 2006, respectively.

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
March 31, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the three months ended March 31, 2006 and 2005 and the period from inception to March 31, 2006.

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three months ended March 31, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2006.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $84,263 for the three months ended March 31, 2006 and a net loss of $789 for the three months ended March 31, 2005. For the period from inception through March 31, 2006, the Company has accumulated losses of $644,755. As of March 31, 2006, the Company's current liabilities exceeded its current assets by $56,767. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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
March 31, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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
March 31, 2006 and 2005

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
March 31, 2006 and 2005

NOTE B - SPIN-OFF TRANSACTIONS (Continued)

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

The accompanying financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	2005	2004	2002	May 13, 1998 (Date of Inception) through March 31, 2006
Net transfer from Majestic	$0.00	$0.00	$162,041	$0
beginning of the period
Net transactions with Majestic:
Advertising		--	511
Accounting and legal fees		--	2,375
Rent		--	1,500
Officer salaries		--	717
Office expenses		--	1,488
		--	6,591
Net transfer from Majestic -
end of the period	$0.00	$0.00	$168,632	$0

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005

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

USM Financial had no assets and liabilities and had no business activities as of December 31, 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired was recorded as acquisition costs and expensed in the period incurred. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

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
March 31, 2006 and 2005

NOTE D - CAPITAL STOCK (Continued)

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

In January 2006, the Company issued additional 72,001,735 shares of common stock at $0.001 per share to sophisticated investors and received proceeds of $82,833, net of costs and fees.

In January 2006, 4,918,360 common shares were issued for services rendered which were valued at $5,658.

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

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at March 31, 2006 and 2005 was $0 and $26,512, respectively. No formal repayment terms or arrangements exist.

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
March 31, 2006 and 2005

NOTE F - INCOME TAXES (Continued)

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

Components of deferred tax assets as of March 31, 2006 are as follows:

Non Current:

Net operating loss carryforward	$(16,411)
Valuation allowance	(16,411)
Net deferred tax asset	$--

NOTE G - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:
	For three months ended March 31, 2006	2005	2004	For the period from May 13, 1998 (date of inception) through March. 31, 2006
Net income (loss) available for common shareholders	$(84,263)	$(211)	$(21,362)	$(644,755)
Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Weighted average common shares outstanding	91,371,430	21,365,500	21,311,448	13,337,793

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

NOTE H - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended March 31, 2006 and 2005, the Company incurred net losses of $84,263 and $789, respectively. For the period from inception through March 31, 2006, the Company has accumulated losses of $644,755. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005

MATERIAL TRANSACTIONS

On January 9, 2006, the Registrant entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with RP Capital, LLC, a California limited liability company (“RP Capital”), and six accredited investors (collectively, the “Buyers”) pursuant to which the Registrant issued 72,001,735 shares of the Company's common stock (the “Common Stock”) in consideration for $82,833 in cash.

By way of the Securities Purchase Agreement, RP Capital acquired a controlling interest in the Registrant through the acquisition of 9,400,350 shares (the “Shares”) of the Registrant's Common Stock directly from Andrew E. Mercer, the Registrant's former President, Chief Executive Officer and Director, and his related entities, shareholders Andrew E. Mercer & Patricia A. Kattus-Mercer, Trustee, and The Mercer Group, Inc., and 41,141,792 shares of Common Stock pursuant to the Securities Purchase Agreement which represented the acquisition of an aggregate of 50,542,142 shares of Common Stock or approximately 51.4% of the total outstanding Common Stock.

SUBSEQUENT EVENTS

On April 7, 2006, Commerce Development Corporation, Ltd., a Maryland corporation (the “Registrant”) entered into an Agreement and Plan of Merger (“Agreement”) with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”) for purposes of changing the Registrant’s state of incorporation from Maryland to Delaware. The merger was effected pursuant to Section 3-106 of the Maryland corporation law, and Section 252 of the Delaware General Corporation Law, and took effect at 5:01 pm Eastern time on April 7, 2006.

On April 7, 2006, the Registrant conducted a 2,184-to-1 reverse stock split of its issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of common stock of the Registrant issued and outstanding on the record date of April 5, 2006 was combined and converted into one share of common stock. Immediately prior to the reverse stock split, the Registrant had 98,285,596 shares of common stock issued and outstanding. After giving effect to the reverse stock split, the Registrant had 45,047 shares of common stock issued and outstanding.

On April 13, 2006, the Registrant entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with three accredited investors (collectively, the “Buyers”) pursuant to which the Registrant issued 1,302,998 shares of the Company’s Common Stock in consideration for $50,000 in cash.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Registrant and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Future events and the Registrant's actual results may differ materially from the results reflected in these forward-looking statements.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

OVERVIEW

We were incorporated as a Maryland corporation on May 13, 1998 under the name of Majestic Financial, Ltd. On April 29, 2002, we changed our name to Commerce Development Corporation, Ltd. to reflect the change in our planned operations. On April 7, 2006, we changed our state of incorporation from the State of Maryland to the State of Delaware.

On April 7, 2006, we conducted a 2,184-to-1 reverse stock split of our issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of common stock issued and outstanding on the record date of April 5, 2006 was combined and converted into one share of common stock.

Plan of Operation

To date, we have generated no significant operating revenues and have incurred expenses and sustained losses.  Our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.

Results of Operations

For the three month period ended March 31, 2006, we had a net loss of $84,263 compared to a net loss of $789 for the same period ended March 31, 2005.

Revenues

There was no revenue generated for the three months ended March 31, 2006 compared to no revenue generated for the same period in 2005. It is unlikely we will have any revenues unless we are able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Costs and Expense

General and administrative expenses were $84,029 for the three months ended March 31, 2006, compared to $555 for the same period ended in 2005. The increase is primarily the result of professional fees paid in connection with the issuance and sale of additional shares to new investors. Depreciation expense for the three month periods ended March 31, 2006 and 2005 amounted to $234 and $234, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. At March 31, 2006 we had an accumulated deficit of $644,755.

As of March 31, 2006, we had cash on hand of approximately $11,296. This amount is unlikely to satisfy our operating requirements through the next 12 months. If we do not secure additional debt or equity financing, we may be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise additional financing, we may cease our attempts to implement our business plan.

If we do not raise additional financing, we would cease our attempts to implement our business plan. However, we may seek to acquire other businesses in the future, although it is our current intent not to discontinue our current business if we do so.

We may raise additional funds from an offering of our stock in the future. We have not taken any steps to effect this offering. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing. We may not generate operating cash flow or raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Item 3. Controls and Procedures.

The Registrant maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Registrant's Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of the Registrant's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Registrant's Chief Executive Officer and Principal Accounting Officer concluded that the Registrant's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5. Other Information.

The Registrant changed it corporate headquarters to 9440 S. Santa Monica Blvd., Suite 400 Beverly Hills, CA  90210 and changed its telephone number to (310) 402-5901.

Item 6. Exhibits.

Exhibit Number	Name and/or Identification of Exhibit
2.1
Articles of Merger as filed with the Maryland Department of Assessments and Taxation on April 7, 2006 - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 13, 2006.

2.2	Certificate of Merger as filed with the Delaware Secretary of State on April 7, 2006 - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 13, 2006.
3.1
Articles of Amendment filed with the Maryland Department of Assessments and Taxation on April 7, 2006 - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 13, 2006.

3.2
Certificate of Incorporation of Commerce Development Corporation, Ltd., a Delaware corporation, filed with the Delaware Secretary of State on March 29, 2006 - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 13, 2006.

3.3	Bylaws of Commerce Development Corporation, Ltd., a Delaware corporation - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 13, 2006.
10.1
Agreement and Plan of Merger dated April 7, 2006, by and between Commerce Development Corporation, Ltd., a Maryland corporation, and Commerce Development Corporation, Ltd., a Delaware corporation - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 18, 2006.

10.2
Securities Purchase Agreement entered into as of January 9, 2006, by and among the Registrant and the purchasers signatory thereto - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 18, 2006.

10.3
Securities Purchase Agreement , dated as of April 13, 2006 (the “Agreement”), by and among the Registrant and each of the undersigned buyers identified on the signature pages thereto - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 18, 2006.

10.4
Stock Purchase Agreement , Agreement , dated as of April 13, 2006 (the “Agreement”), by and among the Registrant and each of the undersigned buyers identified on the signature pages thereto - - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 18, 2006.

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

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE DEVELOPMENT CORPORATION, LTD.
Date: June 5, 2006

	By:	/s/ Jason Farber
Name: Jason Farber
Title: Chief Executive Officer