Form 10QSB
period 2006-06-30
COMMERCE DEVELOPMENT CORP LTD
filed 2006-08-14
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

310-402-5901
(ISSUER’S TELEPHONE NUMBER)

______________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

        The total number of shares outstanding of the issuer’s common stock, par value $.001, as of August 14, 2006 is 1,348,050.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets -June 30, 2006 and
December 31, 2005	3
Condensed Consolidated Statements of Losses -Three and Six Months Ended
June 30, 2006 and 2005 and for the Period May 13, 1998 (Date of
Inception) through June 30, 2006	4
Condensed Consolidated Statements of Deficiency in Stockholders' Equity
for the Period May 13, 1998 (Date of Inception) through June 30, 2006	5
Condensed Consolidated Statements of Cash Flows - Six Months Ended
June 30, 2006 and 2005 and for the Period May 13, 1998 (Date of
Inception) through June 30, 2006	6
ITEM 2 Management's Discussion and Analysis of Financial Conditions And Results
of Operations	16
ITEM 3 Controls and Procedures	18
PART II OTHER INFORMATION
ITEM 1 Legal proceedings	18
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3 Defaults upon senior securities	18
ITEM 4 Submission of matters to a vote of security holders	19
ITEM 5 Other information	19
ITEM 6 Exhibits	19
SIGNATURES	20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET

	June 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$186	$1,604
Total Current Assets	186	1,604

Property, Plant and Equipment	—	6,550
Less: Accumulated Depreciation	—	3,431
-		3,119

	$186	$4,723

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$389	$36,321
Shareholder Advances	1,125	26,512
Total Current Liabilities	1,514	62,833

Commitments and Contingencies	—	—

Common Stock, Par Value $0.001: 50,000,000 and 137,486 shares authorized; 1,348,050 and 9,792 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	99,589	21,366
Additional-Paid-In Capital	541,285	481,017
Common Stock Subscription	—	—
Accumulated Deficit	(642,201)	(560,492)
Total (Deficiency in) Stockholders' Equity	(1,328)	(58,110)

	$186	$4,723

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
	For The Three Months Ended June 30, 2006	For The Three Months Ended June 30, 2005	For The Six Months Ended June 30, 2006	For The Six Months Ended June 30, 2005	For the Period May 13, 1998 (Date of Inception) to June 30, 2006
Revenue:
Consulting Fees	—	16,000	—	16,000	36,000

Cost of Sales	—	12,000	—	12,000	16,248

Gross Profit	—	4,000	—	4,000	19,752

Operating Expenses:
General and Administrative Expenses	(2,788)	2,180	81,241	2,735	708,089
Depreciation and Amortization	234	234	468	468	27,896
Total Operating Expenses	(2,554)	2,414	81,709	3,203	735,985

Other Income (Expenses)	$—	$—	$—	—	74,032

Income Tax Expense	—	—	—	—	—

Net Income/( Loss)	$2,554	$1,586	$(81,709)	797	(642,201)

Income/(Loss) Per Common Share	$0.00	$0.16	$(0.14)	0.08	$(16.22)
(Basic and Assuming Dilution)

Weighted Average Common
Shares Outstanding	1,104,631	9,792	579,157	9,792	39,584

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	917	$2,000	$—	$—	$—	$2,000
Net income (loss)	—	—	—	—	(35,202)	(35,202)
Net transfer with Majestic	—	—	35,432	—	—	35,432
Balance at December 31, 1998	917	$2,000	$35,432	$—	$(35,202)	$2,230
Net income (loss)	—	—	—	—	(70,727)	(70,727)
Net transfer with Majestic	—	—	33,266	—	—	33,266
Balance at December 31, 1999	917	$2,000	$68,698	$—	$(105,929)	$(35,231)
Net income (loss)	—	—	—	—	(178,138)	(178,138)
Net transfer with Majestic	—	—	56,056	—	—	56,056
Balance at December 31, 2000	917	$2,000	$124,754	$—	$(284,067)	$(157,313)
Net income (loss)	—	—	—	—	2,711	2,711
Net transfer with Majestic	—	—	37,287	—	—	37,287
Balance at December 31, 2001	917	$2,000	$162,041	$—	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	328	715	42,185	—	—	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	7,928	17,300	86,500	—	—	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	367	800	4,000	—	—	4,800
Common stock subscription	—	—	—	87,250	—	87,250
Net income (loss)	—	—	—	—	(126,043)	(126,043)
Net transfer with Majestic	—	—	6,591	—	—	6,591
Balance at December 31, 2002	9,539	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	81	176	87,824	—	—	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	80	175	87,075	(87,250)	—	(1)
Net Income (loss)	—	—	—	—	(131,520)	(131,520)
Balance at December 31, 2003	9,700	$21,166	$476,216	$—	$(538,919)	$(41,538)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	92	$200	$4,801	$—	$—	$5,001
Net Income (loss)	—	—	—	—	(21,362)	(21,362)
Balance at December 31, 2004	9,792	21,366	481,017	—	(560,281)	(57,899)
Net Income (loss)	—	—	—	—	(211)	(211)
Balance at December 31, 2005	9,792	21,366	481,017	—	(560,492)	(58,111)
Common stock issued to accredited investors for cash in January 2006 at $2.51 per share	32,997	72,002	10,831	—	—	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $2.51 per share	2,254	4,918	740	—	—	5,658
Common stock issued to accredited investors in April 2006 for cash at $.0384 per share	1,303,007	1,303	48,697	—	—	50,000
Net income (loss)	—	—	—		(81,709)	(81,709)
Balance at June 30, 2006	1,348,050	99,589	541,285	—	(642,201)	(1,329)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	For The Six Months Ended June 30,		For the Period May 13, 1998 (Date of Inception) through June 30, 2006
	2006	2005
Cash flows from operating activities:
Net income (loss) for the period	$(81,709)	$797	$(639,550)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	5,658	—	157,358
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	—	—	2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	—	—	168,632
Common stock issued in connection with acquisition of USM Financial	—	—	4,800
Extinguishment of debt to Majestic	—	—	(107,419)
Depreciation and amortization	468	468	27,895
Loss from disposal of assets	2,651	—	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	—	—	—
Accounts payable and accrued liabilities	(35,932)	—	387
Net cash provided by (used in) operating activities	(108,863)	1,265	(173,807)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	—	—	(242,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	132,833	—	308,083
Proceeds from common stock subscription	—	—	—
Proceeds from (repayment to) shareholders loans	(25,387)	12	1,125
Due to related parties, net	—	—	107,419
Net cash provided by financing activities	107,446	12	416,627

Net increase (decrease) in cash and equivalents	(1,417)	1,277	186
Cash and cash equivalents at beginning of period	1,604	867	—
Cash and cash equivalents at end of period	$186	$2,144	$186
Cash paid during the period for taxes	$—	$—	$—
Cash paid during the period for interest	—	—	—
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	—	—	2,000
Common stock issued for services rendered	5,658	—	151,700
Acquisition:
Assets acquired, net	—	—	—
Acquisition costs	—	—	4,800
Liabilities assumed, net	—	—	—
Common stock issued	—	—	(4,800)
Net cash paid for acquisition	$—	$—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $642,201.

Revenue Recognition
The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising
The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the three months June 30, 2006, 2005 and for the period from inception to June 30, 2006, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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
June 30, 2006 and 2005

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the three months ended June 30, 2006 and 2005 and the period from inception to June 30, 2006.

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

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three months ended June 30, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2006.

Liquidity
As shown in the accompanying financial statements, the Company incurred a net gain of $2,554 for the three months ended June 30, 2006, and $1,586 for the three months ended June 30, 2005 respectively. For the period from inception through June 30, 2006, the Company has accumulated losses of $642,201. As of June 30, 2006, the Company’s current liabilities exceeded its current assets by $1,328. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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
June 30, 2006 and 2005
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
June 30, 2006 and 2005
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

The accompanying financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	2006		2005		2002	For the Period May 13, 1998 (Date of Inception) through June 30, 2006
Net transfer from Majestic	$$0.00		$0.00		$162,041	$--
beginning of the period
Net transactions with Majestic:
Advertising			--		511	15,774
Accounting and legal fees			--		2,375	64,747
Rent			--		1,500	22,375
Officer salaries			--		717	44,184
Office expenses			--		1,488	21,552

--					6,591	168,632

Net transfer from Majestic -
end of the period	$$0.00	$$	0.00	$$	168,632	$168,632

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
June 30, 2006 and 2005
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

On August 31, 2002, the Company effected a one-for-ten reverse stock split of its authorized and outstanding shares of common stock. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company had 21,165,500 and 20,815,000 shares of common stock issued and outstanding as of December 31, 2003 and 2002, respectively.

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

On April 7, 2006, the Registrant conducted a 1-for-2,184 reverse stock split of its issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of common stock of the Registrant issued and outstanding on the record date of April 5, 2006 was combined and converted into one share of common stock. Immediately prior to the reverse stock split, the Registrant had 98,285,596 shares of common stock issued and outstanding. After giving effect to the reverse stock split, the Registrant had 45,096 shares of common stock issued and outstanding.

In April 2006, the Company issued additional 1,302,999 shares of common stock at $0.001 per share to sophisticated investors and received proceeds of $50,000, net of costs and fees.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
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

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2006 and 2005 is $1,125 and $26,512, respectively. No formal repayment terms or arrangements exist.

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

Components of deferred tax assets as of June 30, 2006 are as follows:

Non Current:
Net operating loss carryforward	$14,614
Valuation allowance	(14,614)
Net deferred tax asset	$--

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:
	For three months ended June 30, 2006	For three months ended June 30, 2005	For the period from May 13, 1998 (date of inception) through June 30, 2006
Net income (loss) available for common shareholders	2,554	$1,586	$(642,201)

Basic and fully diluted loss per share	(0.00)	$0.16	$(16.22)

Weighted average common shares outstanding	1,104,631	9,792	39,584

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE H — COMMITMENTS AND CONTINGENCIES

Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended June 30, 2006 and 2005, the Company incurred net profit of $2,554 and $1,586, respectively. For the period from inception through June 30, 2006, the Company has accumulated losses of $642,201. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

On April 7, 2006, the Registrant conducted a 2,184-to-1 reverse stock split of its issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of common stock of the Registrant issued and outstanding on the record date of April 5, 2006 was combined and converted into one share of common stock. Immediately prior to the reverse stock split, the Registrant had 98,285,596 shares of common stock issued and outstanding. After giving effect to the reverse stock split, the Registrant had 45,096 shares of common stock issued and outstanding.

On April 13, 2006, the Registrant entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with three accredited investors (collectively, the “Buyers”) pursuant to which the Registrant issued 1,302,999 shares of the Company’s Common Stock in consideration for $50,000 in cash.

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

On April 7, 2006, we conducted a 1-for-2,184 reverse stock split of our issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of common stock issued and outstanding on the record date of April 5, 2006 was combined and converted into one share of common stock.

Strategic Business Planning

We have not realized any revenues from operations since the quarter ended December 31, 2005, and our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.

Results of operations

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

For the six month period ended June 30, 2006, we had a net loss of $81,709 compared to a net profit of $797 for the same period ended June 30, 2005.

Revenues . There was no revenue generated for the six months ended June 30, 2006 compared to $16,000 in consulting fee revenue generated for the same period 2005. We are a development stage company and are in the process of developing and seeking business opportunities as described above.

Costs and Expenses. We incurred no cost of sales for the six months ended June 30, 2006 compared to $12,000 that we paid a subcontractor to assist us in consulting services for the same period 2005. General and administrative expenses were $81,241 for the six months ended June 30, 2006, compared to $2,735 for the same period ended June 30, 2005. The increase is primarily the result of the legal fees and other expenses incurred in connection with our equity financings, which were substantially greater than in 2005. In addition, we took an impairment of our property, plant & equipment during the quarter ended June 30, 2006 and wrote off its remaining value to $0. Depreciation expense for the six month period ended June 30, 2006 and 2005 amounted to $468 and $468, respectively.

Liquidity and Capital Resources

We are a development stage company. At June 30, 2006 we had an accumulated deficit of $642,201.

As of June 30, 2006, we had cash on hand of approximately $186. This amount is unlikely to satisfy our operating requirements through the next 12 months. If we do not secure additional debt or equity financing, we may be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise additional financing, we may cease our attempts to implement our business plan.

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

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Principal Accounting concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.

On April 7, 2006, the Registrant conducted a 2,184-to-1 reverse stock split of its issued and outstanding capital stock. The reverse stock split was approved by the holders of over 90% of the outstanding capital stock of the Registrant at a special meeting of the stockholders held at 1:00 p.m. Eastern time on April 7, 2006.

The holders of over 90% of the outstanding capital stock of the Registrant, at a special meeting of the stockholders held at 1:00 p.m. Eastern time on April 7, 2006, approved an Agreement and Plan of Merger (“Agreement”) with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”) for purposes of changing the Registrant’s state of incorporation from Maryland to Delaware.

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

3.3	Bylaws of Commerce Development Corporation, Ltd., a Delaware corporation - Incorporated by reference to the From 8-K; File No. 333-104647 filed with the Commission on April 13, 2006.

31.1	Certification of Chief Executive officer and Chief Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive officer and Chief Accounting Officer pursuant to 18 U.S.C. - Section 1350.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 14, 2006	COMMERCE DEVELOPMENT CORPORATION, LTD.

	BY:	/S/ Jason Farber
Jason Farber
Chief Executive Officer