Form 10QSB
period 2006-09-30
COMMERCE DEVELOPMENT CORP LTD
filed 2006-11-20
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                     For the quarterly period ended September 30, 2006

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

        The total number of shares outstanding of the issuer’s common stock, par value $.001, as of November 14, 2006 is 1,348,050.

Transitional Small Business Disclosure Format: Yes ☐ No☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

 COMMERCE DEVELOPMENT CORPORATION, LTD.
 (A DEVELOPMENT STAGE COMPANY)
CONSDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET

	September 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$186	$1,604
Total Current Assets	186	1,604

Property, Plant and Equipment	-	6,550
Less: Accumulated Depreciation	-	3,431
	-	3,119

	$186	$4,723

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$36,321
Shareholder Advances	3,464	26,512
Total Current Liabilities	3,464	62,833

Commitments and Contingencies	—	—

Common Stock, Par Value $0.001: 50,000,000 and 137,486 shares authorized; 1,348,050 and 9,792 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	99,589	21,366
Additional-Paid-In Capital	541,285	481,017
Common Stock Subscription	—	—
Accumulated Deficit	(644,151)	(560,492)
Total (Deficiency in) Stockholders' Equity	(3,278)	(58,110)

	$186	$4,723

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For The Three Months Ended September 30, 2006	For The Three Months Ended September 30, 2005	For The Nine Months Ended September 30, 2006	For The Nine Months Ended September 30, 2005	For the Period May 13, 1998 (Date of Inception) to September 30, 2006
Revenue:
Consulting Fees	—	5,000	—	21,000	36,000

Cost of Sales	—	4,000	—	16,000	16,248

Gross Profit	—	1,000	—	5,000	19,752

Operating Expenses:
General and Administrative Expenses	1,950	1,713	80,540	4,448	707,388
Depreciation and Amortization	-	234	468	702	27,896
Total Operating Expenses	1,950	1,947	81,008	5,150	735,284

Other Income (Expenses)	$—	$—	$(2,651)	—	71,381

Income Tax Expense	—	—	—	—	—

Net Income/( Loss)	$(1,950)	$(947)	$(83,659)	(150)	(644,151)

Income/(Loss) Per Common Share	$(0.00)	$(0.00)	$(0.09)	(0.00)	$(8.17)
(Basic and Assuming Dilution)

Weighted Average Common
Shares Outstanding	1,348,050	21,365,000	903,922	21,365,000	78,838

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH September 30, 2006

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	917	$2,000	$-	$-	$-	$2,000
Net income (loss)	—	—	—	—	(35,202)	(35,202)
Net transfer with Majestic	—	—	35,432	—	—	35,432
Balance at December 31, 1998	917	$2,000	$35,432	$—	$(35,202)	$2,230
Net income (loss)	—	—	—	—	(70,727)	(70,727)
Net transfer with Majestic	—	—	33,266	—	—	33,266
Balance at December 31, 1999	917	$2,000	$68,698	$—	$(105,929)	$(35,231)
Net income (loss)	—	—	—	—	(178,138)	(178,138)
Net transfer with Majestic	—	—	56,056	—	—	56,056
Balance at December 31, 2000	917	$2,000	$124,754	$—	$(284,067)	$(157,313)
Net income (loss)	—	—	—	—	2,711	2,711
Net transfer with Majestic	—	—	37,287	—	—	37,287
Balance at December 31, 2001	917	$2,000	$162,041	$—	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	328	715	42,185	—	—	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	7,928	17,300	86,500	—	—	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	367	800	4,000	—	—	4,800
Common stock subscription	—	—	—	87,250	—	87,250
Net income (loss)	—	—	—	—	(126,043)	(126,043)
Net transfer with Majestic	—	—	6,591	—	—	6,591
Balance at December 31, 2002	9,539	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	81	176	87,824	—	—	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	80	175	87,075	(87,250)	—	(1)
Net Income (loss)	—	—	—	—	(131,520)	(131,520)
Balance at December 31, 2003	9,700	$21,166	$476,216	$—	$(538,919)	$(41,538)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	92	$200	$4,801	$—	$—	$5,001
Net Income (loss)	—	—	—	—	(21,362)	(21,362)
Balance at December 31, 2004	9,792	21,366	481,017	—	(560,281)	(57,899)
Net Income (loss)	—	—	—	—	(211)	(211)
Balance at December 31, 2005	9,792	21,366	481,017	—	(560,492)	(58,111)
Common stock issued to accredited investors for cash in January 2006 at $2.51 per share	32,997	72,002	10,831	—	—	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $2.51 per share	2,254	4,918	740	—	—	5,658
Common stock issued to accredited investors in April 2006 for cash at $.0384 per share	1,303,007	1,303	48,697	—	—	50,000
Net income (loss)	—	—	—		(83,659)	(83,659)
Balance at September 30, 2006	1,348,050	99,589	541,285	—	(644,151)	(3,278)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Nine Months Ended September 30,		For the Period May 13, 1998 (Date of Inception) through September 30, 2006
	2006	2005
Cash flows from operating activities:
Net income (loss) for the period	$(83,659)	$(150)	$(644,151)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	5,658	—	157,358
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	—	—	2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	—	—	168,632
Common stock issued in connection with acquisition of USM Financial	—	—	4,800
Extinguishment of debt to Majestic	—	—	(107,419)
Depreciation and amortization	702	702	28,129
Loss from disposal of assets	2,651	—	214,740
Increase (decrease) in:
Cash disbursed in excess of available fund	—	—	—
Accounts payable and accrued liabilities	(36,321)	—	—
Net cash provided by (used in) operating activities	(111,203)	552	(176,145)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	—	—	(242,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	132,833	—	308,083
Proceeds from common stock subscription	—	—	—
Proceeds from (repayment to) shareholders loans	(23,048)	12	3,464
Due to related parties, net	—	—	107,419
Net cash provided by financing activities	109,785	12	418,966

Net increase (decrease) in cash and equivalents	(1,418)	564	186
Cash and cash equivalents at beginning of period	1,604	867	—
Cash and cash equivalents at end of period	$186	$1,431	$186
Cash paid during the period for taxes	$—	$—	$—
Cash paid during the period for interest	—	—	—
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	—	—	2,000
Common stock issued for services rendered	5,658	—	151,700
Acquisition:
Assets acquired, net	—	—	—
Acquisition costs	—	—	4,800
Liabilities assumed, net	—	—	—
Common stock issued	—	—	(4,800)
Net cash paid for acquisition	$—	$—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2006, the Company has accumulated losses of $644,151.

Revenue Recognition
The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising
The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the three months September 30, 2006, 2005 and for the period from inception to September 30, 2006, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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
September 30, 2006 and 2005

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development
The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the three months ended September 30, 2006 and 2005 and the period from inception to September 30, 2006.

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

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three months ended September 30, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2006.

Liquidity
As shown in the accompanying financial statements, the Company incurred a net loss of $1,950 for the three months ended September 30, 2006, and $947 for the three months ended September 30, 2005 respectively. For the period from inception through September 30, 2006, the Company has accumulated losses of $717,717. As of September 30, 2006, the Company’s current liabilities exceeded its current assets by $2,578. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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
September 30, 2006 and 2005
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
September 30, 2006 and 2005
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

The accompanying financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	2006	2005	2002	For the Period May 13, 1998 (Date of Inception) through September 30, 2006
Net transfer from Majestic beginning of the period	$0.00	$0.00	$162,041	$—

Net transactions with Majestic:
Advertising		—	511	15,774
Accounting and legal fees		—	2,375	64,747
Rent		—	1,500	22,375
Officer salaries		—	717	44,184
Office expenses		—	1,488	21,552
			6,591	168,632

Net transfer from Majestic - end of the period	$0.00	$0.00	$168,632	$168,632

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

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
NOTE C - BUSINESS COMBINATION (Continued)

The following summarizes the acquisition of USM Financial:

Issuance of 800,000 shares of common stock	$(4,800)
Assets acquired	—
Liabilities assumed	—
Acquisition costs	$4,800

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
September 30, 2006 and 2005
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

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at September 30, 2006 and 2005 is $3,464 and $26,512, respectively. No formal repayment terms or arrangements exist.

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

Components of deferred tax assets as of September 30, 2006 are as follows:

Non Current:
Net operating loss carryforward	$16,411
Valuation allowance	(16,411)
Net deferred tax asset	$—

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

	For three months ended September 30, 2006	For three months ended September 30, 2005	For three months ended September 30, 2004	For the period from May 13, 1998 (date of inception) through September 30, 2006
Net income (loss) available for common shareholders	(1,950)	$(947)	$(21,362)	$(644,151)
Basic and fully diluted loss per share	(0.00)	$(0.00)	$(0.00)	$(9.10)
Weighted average common shares outstanding	1,348,050	21,365,000	21,311,448	78,837.98

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

NOTE H — COMMITMENTS AND CONTINGENCIES

Litigation
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended September 30, 2006 and 2005, the Company incurred net loss of $1,950 and $947, respectively. For the period from inception through September 30, 2006, the Company has accumulated losses of $644,151. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Results of operations

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

For the nine month period ended September 30, 2006, we had a net loss of $83,659 compared to a net loss of $150 for the same period ended September 30, 2005.

Revenues . There was no revenue generated for the nine months ended September 30, 2006 compared to $21,000 in consulting fee revenue generated for the same period 2005. We are a development stage company and are in the process of developing and seeking business opportunities as described above.

Costs and Expenses. We incurred no cost of sales for the nine months ended September 30, 2006 compared to $16,000 that we paid a subcontractor to assist us in consulting services for the same period 2005. General and administrative expenses were $80,540 for the nine months ended September 30, 2006, compared to $4,448 for the same period ended September 30, 2005. The increase is primarily the result of the legal fees and other expenses incurred in connection with our equity financings, which were substantially greater than in 2005. Depreciation expense for the nine month period ended September 30, 2006 and 2005 amounted to $702 and $702, respectively.

Liquidity and Capital Resources

We are a development stage company. At September 30, 2006 we had an accumulated deficit of $644,151.

As of September 30, 2006, we had cash on hand of approximately $186. This amount is unlikely to satisfy our operating requirements through the next 12 months. If we do not secure additional debt or equity financing, we may be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise additional financing, we may cease our attempts to implement our business plan.

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

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

COMMERCE DEVELOPMENT CORPORATION, LTD.

DATE: November 14, 2006	By:	/s/ Richard Gammill
Richard Gammill
Chief Executive Officer