Form 10KSB
period 2006-12-31
COMMERCE DEVELOPMENT CORP LTD
filed 2007-04-02
CIK 1208790

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number 333-104647

COMMERCE DEVELOPMENT CORPORATION, LTD.

(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware	33-0843696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9440 S. SANTA MONICA BLVD., SUITE 400 BEVERLY HILLS, CA	90210
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 402-5901

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of each exchange on which registered
Not applicable	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer's revenues for the fiscal year ended December 31, 2006: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0

Number of shares outstanding as of March 27, 2007: 1,348,050 shares.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

On April 7, 2006, Commerce Development Corporation, Ltd., a Maryland corporation entered into an Agreement and Plan of Merger (“Agreement”) with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”) for purposes of changing the Registrant’s state of incorporation from Maryland to Delaware.

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

The Company is now a development stage company, and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $643,914.

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

Holders

As of March 27, 2007, we had 65 shareholders of record of our common stock.

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

On April 7, 2006, "The Company" entered into an Agreement and Plan of Merger (“Agreement”) with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”) for purposes of changing the Registrant’s state of incorporation from Maryland to Delaware. The merger was effected pursuant to Section 3-106 of the Maryland corporation law, and Section 252 of the Delaware General Corporation Law, and took effect at 5:01 pm Eastern time on April 7, 2006.

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

Plan of Operations

We are a development stage company. As shown in the financial statements during the years ended December 31, 2006 and 2005, the Company incurred net losses of $83,422 and $211, respectively. For the period from inception through December 31, 2006, the Company has accumulated losses of $643,914.

As of December 31, 2006, we had cash on hand of approximately $0. We currently have no clients and have no commitment for additional debt or equity financing.

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

Our independent certified public accountants have stated in their report dated March 30, 2007 included herein, that we have had difficulty in generating sufficient cash flow to meet its obligations, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and. Hedging Activities, and No, 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement No. 133 Implementation Issue No, Dl, “Application of Statement 1.33 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in. income taxes recognized in all, enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. This Statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and, expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

The Company does not expect application, of SFAS No. 157 to have a material affect on its financial statements.

In September 2006, the EASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement amends FASB Statements No. 87, 88, 106, and 132(R). This Statement is effective as of the beginning of its first fiscal year that begins after December 1.5, 2006, but before June 16, 2007. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a. multiemployer plan) as an asset or liability in its statement of financial position and, to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of not- for-profit organization. The Company does not expect application of SEAS No. 158 to have a material affect on its financial statements.

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

Commerce Development Corp., LTD
8316 Claremont Mesa Blvd. #106
San Diego, CA 92111
The Board of Directors and Stockholders

We have audited the accompanying balance sheets of Commerce Development Corp., LTD as of December 31, 2006 and 2005 and the related statements of operations, stockholders equity (deficit) & cash flows for the twelve months ended December 31, 2006 and 2005 and for the period May 31, 1998 (Date of Inception) to December 31, 2006. These statements are the responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Commerce Development Corp. LTD.  As of December 31, 2006 and 2005 & the related statements of operations, stockholders equity (deficit) and cash flows for the twelve months ended December 31, 2006 and 2005 and for the period May 31, 1998 (Date of Inception) to December 31, 2006 in conformity with generally accepted accounting principles.

/S/ Lawrence Scharfman

Lawrence Scharfman CPA
Boynton Beach, FL
March 30, 2007

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET

	December 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$1,604
Total Current Assets	-	1,604

Property, Plant and Equipment	0	6,550
Less: Accumulated Depreciation	0	3,431
		3,119

	$-	$4,723

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$36,321
Shareholder Advances	5,692	26,512
Total Current Liabilities	5,692	62,833

Commitments and Contingencies	-	-

Common Stock, Par Value $0.001: 50,000,000 and 137,486 shares authorized; 1,348,050 and 9,792 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	99,589	21,366
Additional-Paid-In Capital	538,633	481,017
Common Stock Subscription	-	-
Accumulated Deficit	(643,914)	(560,492)
Total (Deficiency in) Stockholders' Equity	(5,692)	(58,110)

	$0	$4,723

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Period May 13, 1998 (Date of Inception) to December 31,
	2006	2005	2006
Revenue:
Consulting Fees	-	36,000	36,000

Cost of Sales	-	16,248	16,248

Gross Profit	-	19,752	19,752

Operating Expenses:
General and Administrative Expenses	97,219	19,027	724,067
Depreciation and Amortization	468	936	27,896
Total Operating Expenses	97,687	19,963	751,962

Other Income (Expenses)	$14,265	-	88,297

Income Tax Expense	-	-	-

Net Income/( Loss)	$(83,422)	(211)	(643,914)

Income/(Loss) Per Common Share	$(0.08)	(0.00)	$(0.06)
(Basic and Assuming Dilution)

Weighted Average Common
Shares Outstanding	1,022,298	21,365,500	10,412,964

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	917	$2,000	$-	$-	$-	$2,000
Net income (loss)	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestc	-	-	35,432	-	-	35,432
Balance at December 31, 1998	917	$2,000	$35,432	$-	$(35,202)	$2,230
Net income (loss)	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestc	-	-	33,266	-	-	33,266
Balance at December 31, 1999	917	$2,000	$68,698	$-	$(105,929)	$(35,231)
Net income (loss)	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestc	-	-	56,056	-	-	56,056
Balance at December 31, 2000	917	$2,000	$124,754	$-	$(284,067)	$(157,313)
Net income (loss)	-	-	-	-	2,711	2,711
Net transfer with Majestc	-	-	37,287	-	-	37,287
Balance at December 31, 2001	917	$2,000	$162,041	$-	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	328	715	42,185	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	7,928	17,300	86,500	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	367	800	4,000	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net income (loss)	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestc	-	-	6,591	-	-	6,591
Balance at December 31, 2002	9,539	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	81	176	87,824	-	-	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	80	175	87,075	(87,250)	-	-
Net Income (loss)	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	9,700	$21,166	$476,216	$-	$(538,919)	$(41,537)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	92	$200	$4,801	$-	$-	$5,001
Net Income (loss)	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	9,792	21,366	481,017	-	(560,281)	(57,899)
Net Income (loss)	-	-	-	-	(211)	(211)
Balance at December 31, 2005	9,792	21,366	481,017	-	(560,492)	(58,110)
Common stock issued to accredited investors for cash in January 2006 at $2.51 per share	32,997	72,002	10,831	-	-	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $2.51 per share	2,254	4,918	740	-	-	5,658
Common stock issued to accredited investors in April 2006 for cash at $0.0384 per share	1,303,007	1,303	48,697	-	-	50,000
Write-Down of PP&E			(2,651)			(2,651)
Net Income (loss)					(83,422)	(83,422)
Balance at December 31, 2006	1,348,050	99,589	538,633	-	(643,914)	(5,692)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Twelve Months Ended December 31,
	2006	2005	For the Period May 13, 1998 (Date of Inception) through December 31, 2006
Cash flows from operating activities:
Net income (loss) for the period	$(83,422)	$(211)	$(643,914)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	5,658	-	157,358
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	-	-	168,632
Common stock issued in connection with acquisition of USM Financial	-	-	4,800
Extinguishment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	468	936	27,895
Loss from disposal of assets		-	212,089
Increase (decrease) in:
Cash disbursed in excess of available fund	-	-	-
Accounts payable and accrued liabilities	(36,321)	-	-
Net cash provided by (used in) operating activities	(113,618)	725	(178,561)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	-	-	(242,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	132,833	-	308,083
Proceeds from common stock subscription	-	-	-
Proceeds from (repayment to) shareholders loans	(20,819)	12	5,693
Due to related parties, net		-	107,419
Net cash provided by financing activities	112,014	12	421,195

Net increase (decrease) in cash and equivalents	(1,604)	737	-
Cash and cash equivalents at beginning of period	1,604	867	-
Cash and cash equivalents at end of period	$-	$1,604	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for taxes	$-	$-	$-
Cash paid during the period for interest	-	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	5,658	-	157,358
Acquisition:
Assets acquired, net	-	-	-
Acquisition costs	-	-	4,800
Liabilities assumed, net	-	-	-
Common stock issued	-	-	(4,800)
Net cash paid for acquisition	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $643,914.

Revenue Recognition

The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs for the fiscal years ended December 31, 2006 and 2005.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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
December 31, 2006 and 2005

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the years ended December 31, 2006 and 2005.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal years ended December 31, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2006.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of ($83,422) for the year ended December 31, 2006, and $(211) for the year ended December 31, 2005 respectively. For the period from inception through December 31, 2006, the Company has accumulated losses of $643,914. As of December 31, 2006, the Company’s current liabilities exceeded its current assets by $5,692. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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
December 31, 2006 and 2005

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and. Hedging Activities, and No, 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement No. 133 Implementation Issue No, Dl, “Application of Statement 1.33 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in. income taxes recognized in all, enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. This Statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and, expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company does not expect application, of SFAS No. 157 to have a material affect on its financial statements.

In September 2006, the EASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement amends FASB Statements No. 87, 88, 106, and 132(R). This Statement is effective as of the beginning of its first fiscal year that begins after December 1.5, 2006, but before June 16, 2007. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a. multiemployer plan) as an asset or liability in its statement of financial position and, to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of not- for-profit organization. The Company does not expect application of SEAS No. 158 to have a material affect on its financial statements.

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
December 31, 2006 and 2005

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

The accompanying financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	2006	2005	2002	For the Period May 13, 1998 (Date of Inception) through December 31, 2005
Net transfer from Majestic	$0.00	$0.00	$162,041	$0
beginning of the period
Net transactions with Majestic:
Advertising		--	511
Accounting and legal fees		--	2,375
Rent		--	1,500
Officer salaries		--	717
Office expenses		--	1,488
		--	6,591
Net transfer from Majestic -
end of the period	$0.00	$0.00	$168,632	$0

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
December 31, 2006 and 2005

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

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2006 and 2005 was $5,692 and $26,512, respectively. No formal repayment terms or arrangements exist.

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

As of December 31, 2001, the Company’s results from operations were included in the consolidated income tax returns of Majestic and as a result, the Company does not have a material net operating loss carryforward for federal income tax purposes. The Company’s aggregate net operating loss during 2006 was approximately ($83,422) which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately 205,852. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:

Net operating loss carryforward	$(205,852)
Valuation allowance	(205,852)
Net deferred tax asset	$--

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

	2006	2005	For the period from May 13, 1998 (date of inception) through Dec. 31, 2005
Net income (loss) available for common shareholders	$(83,422)	$(211)	$(643,914)
Basic and fully diluted loss per share	$(0.08)	$(0.00)	$(0.05)
Weighted average common shares outstanding	1,022,298	21,365,500	10,412,964

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

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2006 and 2005, the Company incurred net losses of ($83,424) and ($211), respectively. For the period from inception through December 31, 2006, the Company has accumulated losses of ($644,914). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

None.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Our Bylaws provide that the Board of Directors shall be composed of not less than the minimum number required by Section 2-402 of the Maryland General Corporation Law, which is one, but not more than fifteen members. Our directors and executive officers as of March 21, 2007 are as follows:

Name	Age	Position
Richard Gammill	35	Chairman, President, Chief Executive Officer, Acting Chief Financial Officer, and Secretary

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long - Term Compensation
						Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	Payouts All Other Compensation ($)
Richard Gammill	2006	$0	—	—	—	—	—	—
CEO	2005	$0	—	—	—	—	—	—
	2004	$0	—	—	—	—	—	—

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

None.

Long-Term Incentive Plan Awards
None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding ownership of the common stock as of March 27, 2007 by (1) each person who is known by the company to own beneficially more than 5% of the any classes of outstanding Stock, and (2) each director of the company, each of the Chief Executive Officers and the four most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities, and all directors and executive officers of the company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is Commerce Development Corporation, Ltd., c/o ARC Investment Partners, 9440 South Santa Monica Blvd, Suite 400, Los Angeles, California 90210.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	ARC Investment Partners	1,038,419	77.0%
Common	Younes & Soraya Nazzarian Revocable Trust	89,716	6.7%
Common	David & Angelina Nazarian Family Trust	89,716	6.7%
Common	Sam Nazarian	89,716	6.7%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Richard Gammill	-0-	-0-

____________
The above tables in this section are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 1,348,050 shares of common stock outstanding as of March 27, 2006.

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

		December 31, 2006	December 31, 2005

(i)	Audit Fees	$7,500	$7,500
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	--	--
(iv)	All Other Fees	--	--
	Total fees	$7,500	$7,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Lawrence Scharfman CPA, P.C., in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2006 or 2005.

All Other Fees. Consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2006 or 2005.

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

COMMERCE DEVELOPMENT CORPORATION, LTD. (a Delawae corporation)

Date: March 27, 2007	By:	/s/ Richard Gammill
By: Richard Gammill Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ Richard Gammill	CEO	April 2, 2007