Form 10QSB
period 2007-03-31
COMMERCE DEVELOPMENT CORP LTD
filed 2007-05-18
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

        The total number of shares outstanding of the issuer’s common stock, par value $.001, as of May 16, 2007 is 1,348,050.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets -March 31, 2007 and
December 31, 2006	4
Condensed Consolidated Statements of Losses -Three Months Ended
March 31, 2007 and 2006 and for the Period May 13, 1998 (Date of
Inception) through March 31, 2007	5
Condensed Consolidated Statements of Deficiency in Stockholders' Equity
for the Period May 13, 1998 (Date of Inception) through March 31, 2007	6
Condensed Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2007 and 2006 and for the Period May 13, 1998 (Date of
Inception) through March 31, 2007	6
ITEM 2 Management's Discussion and Analysis of Financial Conditions And Results
of Operations	16
ITEM 3 Controls and Procedures	18
PART II OTHER INFORMATION
ITEM 1 Legal proceedings	18
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3 Defaults upon senior securities	18
ITEM 4 Submission of matters to a vote of security holders	19
ITEM 5 Other information	19
ITEM 6 Exhibits	19
SIGNATURES	20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET

	March 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$-
Total Current Assets	-	-

Property, Plant and Equipment	0	0
Less: Accumulated Depreciation	0	0

	$-	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$567	$-
Shareholder Advances	14,418	5,692
Total Current Liabilities	14,985	5,692

Commitments and Contingencies	-	-

Common Stock, Par Value $0.001: 50,000,000 and 50,000,000 shares authorized; 1,348,050 and 1,348,050 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	99,589	99,589
Additional-Paid-In Capital	538,633	538,633
Common Stock Subscription	-	-
Accumulated Deficit	(653,207)	(643,914)
Total (Deficiency in) Stockholders' Equity	(14,985)	(5,692)

	$0	$0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended March 31, 2007	For The Three Months Ended March 31, 2006	For the Period May 13, 1998 (Date of Inception) to March 31, 2007
Revenue:
Consulting Fees	-	-	36,000

Cost of Sales	-	-	16,248

Gross Profit	-	-	19,752

Operating Expenses:
General and Administrative Expenses	9,293	84,029	733,360
Depreciation and Amortization	-	234	27,896
Total Operating Expenses	9,293	84,263	761,256

Other Income (Expenses)	$-	$-	88,297

Income Tax Expense	-	-	-

Net Income/( Loss)	$(9,293)	$(84,263)	(653,207)

Income/(Loss) Per Common Share	$(0)	$(1.87)	$(4.51)
(Basic and Assuming Dilution)

Weighted Average Common
Shares Outstanding	1,348,050	45,044	144,962

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH March 31, 2007

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	917	$2,000	$-	$-	$-	$2,000
Net income (loss)	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestic	-	-	35,432	-	-	35,432
Balance at December 31, 1998	917	$2,000	$35,432	$-	$(35,202)	$2,230
Net income (loss)	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestic	-	-	33,266	-	-	33,266
Balance at December 31, 1999	917	$2,000	$68,698	$-	$(105,929)	$(35,231)
Net income (loss)	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestic	-	-	56,056	-	-	56,056
Balance at December 31, 2000	917	$2,000	$124,754	$-	$(284,067)	$(157,313)
Net income (loss)	-	-	-	-	2,711	2,711
Net transfer with Majestic	-	-	37,287	-	-	37,287
Balance at December 31, 2001	917	$2,000	$162,041	$-	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $0.06 per share	328	715	42,185	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.06 per share	7,928	17,300	86,500	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.006 per share	367	800	4,000	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net income (loss)	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestic	-	-	6,591	-	-	6,591
Balance at December 31, 2002	9,539	$20,815	$301,317	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $0.50 per share	81	176	87,824	-	-	88,000
Common stock issued in February 2003 at $0.50 per share for common stock subscription proceeds received in December 2002	80	175	87,075	(87,250)	-	(1)
Net Income (loss)	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	9,700	$21,166	$476,216	$-	$(538,919)	$(41,538)
Common Stock issued for services rendered at $0.025 SH in Apr 2004	92	$200	$4,801	$-	$-	$5,001
Net Income (loss)	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	9,792	21,366	481,017	-	(560,281)	(57,899)
Net Income (loss)	-	-	-	-	(211)	(211)
Balance at December 31, 2005	9,792	21,366	481,017	-	(560,492)	(58,111)
Common stock issued to accredited investors for cash in January 2006 at $2.51 per share	32,997	72,002	10,831	-	-	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $2.51 per share	2,254	4,918	740	-	-	5,658
Common stock issued to accredited investors in April 2006 for cash at $.0384 per share	1,303,007	1,303	48,697	-	-	50,000
Write-Down of PP&E			(2,651)			(2,651)
Net income (loss)	-	-	-		(83,422)	(83,422)
Balance at December 31, 2006	1,348,050	99,589	538,633	-	(643,914)	(5,692)
Net Income (loss)	-	-	-		(9,293)	(9,293)
Balance at March 31, 2007	1,348,050	99,589	538,633	-	(653,207)	(14,985)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Three Months Ended March 31,		For the Period May 13, 1998 (Date of Inception) through March 31, 2007
	2007	2006
Cash flows from operating activities:
Net income (loss) for the period	$(9,293)	$(84,263)	$	)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	-	5,658
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-
Adjustments for expenses previously paid by Majestic on the Company’s behalf	-	-
Common stock issued in connection with acquisition of USM Financial	-	-
Extinguishment of debt to Majestic	-	-		)
Depreciation and amortization	-	234
Loss from disposal of assets	-	-
Increase (decrease) in:
Cash disbursed in excess of available fund	-	-
Accounts payable and accrued liabilities	567	31,742
Net cash provided by (used in) operating activities	(8,726)	(46,629))

Cash flows from investing activities:
Acquisition of property, plant, and equipment	-	-		)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	-	82,833
Proceeds from common stock subscription	-	-
Proceeds from (repayment to) shareholders loans	8,726	(26,512)
Due to related parties, net	-	-
Net cash provided by financing activities	8,726	56,321

Net increase (decrease) in cash and equivalents	-	9,692
Cash and cash equivalents at beginning of period	-	1,604
Cash and cash equivalents at end of period	$-	$11,296	$
Cash paid during the period for taxes	$-	$-	$
Cash paid during the period for interest	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-
Common stock issued for services rendered	-	5,658
Acquisition:
Assets acquired, net	-	-
Acquisition costs	-	-
Liabilities assumed, net	-	-
Common stock issued	-	-		)
Net cash paid for acquisition	$-	$-	$

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

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

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") and is in the business of providing business management and capital acquisition solutions. To date, the Company has generated no significant operating revenues, and has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2007, the Company has accumulated losses of $653,207.

Revenue Recognition

The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the three months March 31, 2007, 2006 and for the period from inception to March 31, 2007, respectively.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

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
March 31, 2007 and 2006

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the three months ended March 31, 2007, 2006 and the period from inception to March 31, 2007.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three months ended March 31, 2007 and 2006 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2007.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $9,293 for the three months ended March 31, 2007, and $84,263 for the three months ended March 31, 2006 respectively. For the period from inception through March 31, 2007, the Company has accumulated losses of $653,207. As of March 31, 2007, the Company’s current liabilities exceeded its current assets by $14,985. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

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
March 31, 2007 and 2006

New Accounting Pronouncements (Continued)

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

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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
March 31, 2007 and 2006

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

The accompanying financial statements include expenses incurred by Majestic on behalf of the Company, summarized results of the allocation expenses are as follows:

	2007	2006	2002	For the Period May 13, 1998 (Date of Inception) through March 31, 2007

Net transfer from Majestic	$0.00	$0.00	$162,041	$—
beginning of the period
Net transactions with Majestic:
Advertising		—	511	15,774
Accounting and legal fees		—	2,375	64,747
Rent		—	1,500	22,375
Officer salaries		—	717	44,184
Office expenses		—	1,488	21,552
			6,591	168,632
Net transfer from Majestic -		—
end of the period	$0.00	$0.00	$168,632	$168,632

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
March 31, 2007 and 2006

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
March 31, 2007 and 2006

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

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at March 31, 2007 and 2006 is $14,418 and $0, respectively. No formal repayment terms or arrangements exist.

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

As of December 31, 2001, the Company’s results from operations were included in the consolidated income tax returns of Majestic and as a result, the Company does not have a material net operating loss carryforward for federal income tax purposes. The Company’s aggregate net operating loss during 2006 was approximately ($83,422) which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately 215,145. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

Components of deferred tax assets as of March 31, 2007 are as follows:

Non Current:
Net operating loss carryforward	$215,145
Valuation allowance	(215,145)
Net deferred tax asset	$—

NOTE G — LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

	For three months ended March 31, 2007	For three months ended March 31, 2006	For three months ended March 31, 2005	For the period from May 13, 1998 (date of inception) through March 31, 2007

Net income (loss) available for common shareholders	(9,293)	$(84,263)	$(211)	$(653,207)

Basic and fully diluted loss per share	(0.00)	$(1.87)	$(0.02)	$(4.51)

Weighted average common shares outstanding	1,348,050	45,044	9,793	144,962

COMMERCE DEVELOPMENT CORPORATION, LTD.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE H — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I — GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended March 31, 2007 and 2006, the Company incurred net loss of $1,950 and $947, respectively. For the period from inception through March 31, 2007, the Company has accumulated losses of $644,151. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Results of operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

For the three month period ended March 31, 2007, we had a net loss of $9,293 compared to a net loss of $84,263 for the same period ended March 31, 2006.

Revenues . There was neither revenue generated for the three months ended March 31, 2007 nor the same period 2006. We are a development stage company and are in the process of developing and seeking business opportunities as described above.

Costs and Expenses. We incurred neither cost of sales for the three months ended March 31, 2007 nor for the same period 2006. General and administrative expenses were $9,293 for the three months ended March 31, 2007, compared to $84,029 for the same period ended March 31, 2006. Depreciation expense for the three month period ended March 31, 2007 and 2006 amounted to $0 and $234, respectively.

Liquidity and Capital Resources

We are a development stage company. At March 31, 2007 we had an accumulated deficit of $653,207.

As of March 31, 2007, we had cash on hand of approximately $0. This amount is unlikely to satisfy our operating requirements through the next 12 months. If we do not secure additional debt or equity financing, we may be unable to develop our business plan. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise additional financing, we may cease our attempts to implement our business plan.

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

DATE: May 16, 2007	COMMERCE DEVELOPMENT CORPORATION, LTD.

	By:	/s/ Michael Kurdziel
Michael Kurdziel Chief Executive Officer