Form 10QSB
period 2007-06-30
MMA Media Inc.
filed 2007-08-14
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File Number 333-104647

MMA MEDIA INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware	33-0843696
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

9440 S. Santa Monica Blvd, Suite 400

Beverly Hills, CA 90210

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

310-402-5901

(ISSUER’S TELEPHONE NUMBER)

The total number of shares outstanding of the issuer’s common stock, par value $.001, as of June 30, 2007 is 53,922,000.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MMA MEDIA, INC.

(Formerly Commerce Development Corporation, Ltd.)

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)
Condensed Comparative Consolidated Balance Sheets —June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2007 and 2006 and for the Period May 13, 1998 (Date of Inception) through June 30, 2007	4
Condensed Consolidated Statements of Deficiency in Stockholders’ Equity for the Period May 13, 1998 (Date of Inception) through June 30, 2007	5
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2007 and 2006 and for the Period May 13, 1998 (Date of Inception) through June 30, 2007	6
Notes to Consolidated Financial Statements	7
ITEM 2 Management’s Discussion and Analysis or Plan of Operation	10
ITEM 3 Controls and Procedures	10
PART II OTHER INFORMATION	10
ITEM 1 Legal proceedings	10
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	10
ITEM 3 Defaults upon senior securities	10
ITEM 4 Submission of matters to a vote of security holders	10
ITEM 5 Other information	10
ITEM 6 Exhibits	10
SIGNATURES	11

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MMA MEDIA, INC.
(Formerly Commerce Development Corporation, Ltd.)

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED COMPARATIVE CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Property, Plant and Equipment	—	—
Less: Accumulated Depreciation	—	—

Total Assets	$—	$—

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$16,689	$—
Shareholder Advances	15,643	5,692
Total Current Liabilities	32,332	5,692

Commitments and Contingencies	—	—

Common Stock, Par Value $0.001: 100,000,000 shares authorized; 53,922,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	53,922	53,922
Additional-Paid-In Capital	584,300	584,300
Common Stock Subscription	—	—
Accumulated Deficit	(670,554)	(643,914)
Total (Deficiency in) Stockholders’ Equity	(32,332)	(5,692)

	$—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMA MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)
(Formerly Commerce Development Corporation, Ltd.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2007	For The Three Months Ended June 30, 2006	For The Six Months Ended June 30, 2007	For The Six Months Ended June 30, 2006	For the Period May 13, 1998 (Date of Inception) to June 30, 2007
Revenue:
Consulting Fees	—	—	—	—	36,000

Cost of Sales	—	—	—	—	16,248

Gross Profit	—	—	—	—	19,752

Operating Expenses:
General and Administrative Expenses	17,347	(2,788)	26,640	81,241	750,707
Depreciation and Amortization	—	234	—	468	27,896
Total Operating Expenses	17,347	(2,554)	26,640	81,709	778,603

Other Income (Expenses)	$—	$—	$—	—	88,297

Income Tax Expense	—	—	—	—	0

Net Income/(Loss)	$(17,347)	$2,554	$(26,640)	(81,709)	(670,554)

Income/(Loss) Per Common Share — Basic	$(0.00)	$0.00	$(0.00)	(0.00)	$(0.09)

Weighted Average Common Shares Outstanding	53,922,000	44,185,240	53,922,000	23,166,280	7,338,998

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMA MEDIA, INC.
(Formerly Commerce Development Corporation, Ltd.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13, 1998) to parent company	36,680	$37	$1,963	$—	$—	$2,000
Net income (loss)	—	—	—	—	(35,202)	(35,202)
Net transfer with Majestic	—	—	35,432	—	—	35,432
Balance at December 31, 1998	36,680	$37	$37,395	$—	$(35,202)	$2,230
Net income (loss)	—	—	—	—	(70,727)	(70,727)
Net transfer with Majestic	—	—	33,266	—	—	33,266
Balance at December 31, 1999	36,680	$37	$70,661	$—	$(105,929)	$(35,231)
Net income (loss)	—	—	—	—	(178,138)	(178,138)
Net transfer with Majestic	—	—	56,056	—	—	56,056
Balance at December 31, 2000	36,680	$37	$126,717	$—	$(284,067)	$(157,313)
Net income (loss)	—	—	—	—	2,711	2,711
Net transfer with Majestic	—	—	37,287	—	—	37,287
Balance at December 31, 2001	36,680	$37	$164,004	$—	$(281,356)	$(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $3.270 per share	13,120	13	42,887	—	—	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.327 per share	317,120	317	103,483	—	—	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.327 per share	14,680	15	4,785	—	—	4,800
Common stock subscription	—	—	—	87,250	—	87,250
Net income (loss)	—	—	—	—	(126,043)	(126,043)
Net transfer with Majestic	—	—	6,591	—	—	6,591
Balance at December 31, 2002	381,600	$382	$321,750	$87,250	$(407,399)	$1,983
Shares issued to sophisticated investors in February 2003 for cash at $27.16 per share	3,200	3	87,997	—	—	88,000
Common stock issued in February 2003 at $27.266 per share for common stock subscription proceeds received in December 2002	3,200	3	87,247	(87,250)	—	—
Net Income (loss)	—	—	—	—	(131,520)	(131,520)
Balance at December 31, 2003	388,000	$388	$496,994	$—	$(538,919)	$(41,537)
Common Stock issued for services rendered at $1.359 SH in Apr 2004	3,680	$4	$4,997	$—	$—	$5,001
Net Income (loss)	—	—	—	—	(21,362)	(21,362)
Balance at December 31, 2004	391,680	392	501,991	—	(560,281)	(57,898)
Net Income (loss)	—	—	—	—	(211)	(211)
Balance at December 31, 2005	391,680	392	501,991	—	(560,492)	(58,109)
Common stock issued to accredited investors for cash in January 2006 at $0.063 per share	1,319,880	1,320	81,513	—	—	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $0.063 per share	90,160	90	5,568	—	—	5,658
Common stock issued to accredited investors in April 2006 for cash at $.001 per share	52,120,280	52,120	(2,120)	—	—	50,000
Write-Down of PP&E			(2,652)			(2,652)
Net income (loss)	—	—	—		(83,422)	(83,422)
Balance at December 31, 2006	53,922,000	53,922	584,300	—	(643,914)	(5,692)

Net Income (loss)	—	—	—		(26,640)	(26,640)
Balance at June 30, 2007	53,922,000	53,922	584,300	—	(670,554)	(32,332)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMA MEDIA, INC.
(Formerly Commerce Development Corporation, Ltd.)

(A DEVELOPMENT STAGE COMPANY)

CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,		For the Period May 13, 1998 (Date of Inception) through June 30, 2007
	2007	2006
Cash flows from operating activities:
Net income (loss) for the period	$(26,640)	$(81,709)	$(670,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	—	5,658	157,358
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	—	—	2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	—	—	168,632
Common stock issued in connection with acquisition of USM Financial	—	—	4,800
Extinguishment of debt to Majestic	—	—	(107,419)
Depreciation and amortization	—	468	27,895
Loss from disposal of assets	—	2,651	212,089
Increase (decrease) in:
Accounts payable and accrued liabilities	16,689	(35,932)	16,689
Net cash provided by (used in) operating activities	(9,951)	(108,863)	(188,510)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	—	—	(242,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	—	132,833	308,083
Proceeds from (repayment to) shareholders loans	9,951	(25,387)	15,643
Due to related parties, net	—	—	107,419
Net cash provided by financing activities	9,951	107,446	431,145

Net increase (decrease) in cash and equivalents	—	(1,417)	—
Cash and cash equivalents at beginning of period	—	1,604	—
Cash and cash equivalents at end of period	$—	$187	$—
Cash paid during the period for taxes	$—	$—	$—
Cash paid during the period for interest	—	—	—
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	—	—	2,000
Common stock issued for services rendered	—	5,658	157,358
Acquisition costs	—	—	4,800
Common stock issued	—	—	(4,800)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMA MEDIA, INC.

(Formerly Commerce Development Corporation, Ltd.)
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007and 2006 (Unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

MMA Media, Inc. (the “Company”), formerly Commerce Development Corporation Ltd., was incorporated under the laws of the state of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, the “Parent”). In March 2002, Majestic’s Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders . The financial statements of the Company as of March 2002 are presented on a carved-out basis, and derived from the historical financial statements of Majestic, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been a separate stand-alone entity during the periods presented or of future results.

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

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Agreement”). Pursuant to the Agreement, USM Financial became a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM Financial Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 7, 2006, Commerce Development Corporation, Ltd., a Maryland corporation (the “Registrant”) entered into an Agreement and Plan of Merger (“Agreement”) with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”) for purposes of changing the Registrant’s state of incorporation from Maryland to Delaware.

On June 5, 2007, the Company amended its Certificate of Incorporation to change the registrant’s name from “Commerce Development Corporation, Ltd.” To “MMA Media Inc.”  Additionally on June 5, 2007, the Company increased the number of authorized shares of its common stock, par value $0.001, from 50,000,000 to 100,000,000, increased the number of authorized shares of its preferred stock, $0.001 par value, from 5,000,000 to 50,000,000, and effected a forward stock split of its common stock whereby each issued and outstanding share of common stock on June 5, 2007 was automatically split, subdivided and reclassified as forty (40) shares of common stock. The company’s transfer agent will deliver to the stockholders certificates representing the split, subdivided and reclassified shares of the common stock beginning on June 7, 2007.  All per share amounts have been retroactively restated.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”) and its fiscal year end is December 31.

Going Concern and Plan of Operation

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity, and has earned minimal revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.  For the period from inception through June 30, 2007, the Company has accumulated losses of $ 670,544.

Revenue Recognition

The Company followed a policy of recognizing revenue from leasing modular buildings for leases entered into before year 2000. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0, $0 and $94,773 of advertising costs for the six months June 30, 2007, 2006 and for the period from inception to June 30, 2007, respectively.

MMA MEDIA, INC.

(Formerly Commerce Development Corporation, Ltd.)
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007and 2006 (Unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES — CONTINUED

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

MMA MEDIA, INC.

(Formerly Commerce Development Corporation, Ltd.)
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007and 2006 (Unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES — CONTINUED

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company would have accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before June 30, 2007, which are applicable to the Company.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B — CAPITAL STOCK

The Company was authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share.

NOTE C — RELATED PARTY TRANSACTIONS

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2007 is $15,643 . No formal repayment terms or arrangements exist.

NOTE D — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE E-SUBSEQUENT EVENTS

During July 2007, the Company entered into a consulting agreement for a term of six months for the consultant to provide strategic communications services to the Company.  The consultant will be paid $5,000 per month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On June 5, 2007, we changed our name from Commerce Development Corporation, Ltd. to MMA Media Inc.

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

31.1     Certification

32.1     Certification

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 14, 2007	MMA MEDIA, INC.

BY: /S/ Michael Kurdziel
Michael Kurdziel
Chief Executive Officer