Form 10QSB
period 2007-09-30
MMA Media Inc.
filed 2007-11-19
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

310-402-5901

(REGISTRANT’S TELEPHONE NUMBER)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rul 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common stock, par value $.001, as of November 19, 2007 is 54,067,000.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements (unaudited)
Consolidated Balance Sheets – September 30, 2007 (Unaudited) and December 31, 2006
Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2007 and 2006 and for the Period May 13, 1998 (Date of Inception) through September 30, 2007 (Unauditied)
Consolidated Statements of Deficiency in Stockholders’ Equity for the Period May 13, 1998 (Date of Inception) through September 30, 2007
Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2007 and 2006 and for the Period May 13, 1998 (Date of Inception) through September 30, 2007 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
ITEM 2 Management’s Discussion and Analysis or Plan of Operation
ITEM 3 Controls and Procedures
PART II OTHER INFORMATION
ITEM 1 Legal Proceedings
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3 Defaults Upon Senior Securities
ITEM 4 Submission of Matters to a Vote of Security Holders
ITEM 5 Other Information
ITEM 6 Exhibits
SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MMA MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

COMPARATIVE CONSOLIDATED BALANCE SHEETS

(SUBSTANTIALLY PLEDGED)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,479	$—
Deferred financing costs	15,278	—
Total Current Assets	17,757	—
Other Assets
Deposit for acquisition	225,000	—
Total Other Assets	225,000	—
Totals	$242,757	$—

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$292,741	$—
Shareholder advances	15,736	5,692
Convertible debt, net of discounts of $16,975	233,024	—
Total Current Liabilities	541,501	5,692

Commitments and Contingencies	—	—

(Deficiency In) Stockholders’ Equity
Common stock, $0.001 par value: 150,000,000 shares authorized; 54,067,000 and 53,922,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	54,067	53,922
Additional paid in capital	614,133	584,300
Deficit accumulated during development stage	(966,944)	(643,914)
Total (Deficiency In) Stockholders’ Equity	(298,744)	(5,692)
Totals	$242,757	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMA MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Period May 13, 1998 (Date of Inception) to September 30, 2007
Revenue:
Consulting Fees	$—	$—	$—	$—	$36,000

Cost of Sales	—	—	—	—	16,248

Gross Profit	—	—	—	—	19,752

Operating Expenses:
General and administrative expenses	266,143	1,950	292,783	80,540	1,014,199
Depreciation and amortization	—	—	—	468	27,896
Total Operating Expenses	266,143	1,950	292,783	81,008	1,042,095

Other Income (Expenses)	(30,247)	—	(30,247)	(2,651)	55,399

Income Tax Expense	—	—	—	—	—

Net Income / (Loss)	$(296,390)	$(1,950)	$(323,030)	$(83,659)	$(966,944)

Income / (Loss) per common share (Basic and assuming dilution)	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.11)

Weighted average common shares outstanding	53,973,141	53,922,000	53,939,298	36,156,880	8,719,503

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMA MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER  30, 2007

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Common Stock Subscription	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	36,680	$37	$1,963	$—	$—	$2,000

Net income (loss)	—	—	—	—	(35,202)	(35,202)

Net transfer with Majestic	—	—	35,432	—	—	35,432
Balance at December 31, 1998	36,680	37	37,395	—	(35,202)	2,230

Net income (loss)	—	—	—	—	(70,727)	(70,727)

Net transfer with Majestic	—	—	33,266	—	—	33,266

Balance at December 31, 1999	36,680	37	70,661	—	(105,929)	(35,231)

Net income (loss)	—	—	—	—	(178,138)	(178,138)

Net transfer with Majestic	—	—	56,056	—	—	56,056
Balance at December 31, 2000	36,680	37	126,717	—	(284,067)	(157,313)

Net income (loss)	—	—	—	—	2,711	2,711

Net transfer with Majestic	—	—	37,287	—	—	37,287
Balance at December 31, 2001	36,680	37	164,004	—	(281,356)	(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $3.270 per share	13,120	13	42,887	—	—	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.327 per share	317,120	317	103,483	—	—	103,800

Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.327 per share	14,680	15	4,785	—	—	4,800

Common stock subscription	—	—	—	87,250	—	87,250

Net income (loss)	—	—	—	—	(126,043)	(126,043)

Net transfer with Majestic	—	—	6,591	—	—	6,591
Balance at December 31, 2002	381,600	382	321,750	87,250	(407,399)	1,983
Shares issued to sophisticated investors in February 2003 for cash at $27.50 per share	3,200	3	87,997	—	—	88,000
Common stock issued in February 2003 at $27.266 per share for common stock subscription proceeds received in December 2002	3,200	3	87,247	(87,250)	—	—

Net Income (loss)	—	—	—	—	(131,520)	(131,520)
Balance at December 31, 2003	388,000	388	496,994	—	(538,919)	(41,537)
Common Stock issued for services rendered in April 2004 at $1.359 per share	3,680	4	4,997	—	—	5,001

Net Income (loss)	—	—	—	—	(21,362)	(21,362)

Balance at December 31, 2004	391,680	392	501,991	—	(560,281)	(57,898)

Net Income (loss)	—	—	—	—	(211)	(211)

Balance at December 31, 2005	391,680	392	501,991	—	(560,492)	(58,109)

Common stock issued to accredited investors for cash in January 2006 at $0.063 per share	1,319,880	1,320	81,513	—	—	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $0.063 per share	90,160	90	5,568	—	—	5,658

Common stock issued to accredited investors in April 2006 for cash at $.001 per share	52,120,280	52,120	(2,120)	—	—	50,000

Write-Down of PP&E			(2,651)			(2,651)

Net income (loss)	—	—	—		(83,422)	(83,422)

Balance at December 31, 2006	53,922,000	53,922	584,300	—	(643,914)	(5,692)

Shares issued to debt holder in August 2007 for issuance of debt: 125,000 at $0.222 per share	125,000	125	27,653	—	—	27,778

Shares issued to consultants in September 2007 in exchange for services rendered: 20,000 common shares at $0.11 per share	20,000	20	2,180	—	—	2,200

Net Income (loss)					(323,030)	(323,030)
Balance at September 30, 2007	54,067,000	$54,067	$614,133	$—	$(966,944)	$(298,744)

MMA MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

			For the Period
			May 13, 1998
			(Date of
	For the Nine Months		Inception) to
	Ending September 30		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net income (loss) for the period	$(323,030)	$(83,659)	$(966,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued in exchange for services rendered	2,200	5,658	159,558
Amortization of convertible debt discount	10,802	—	10,802
Amortization of debt issuance costs	9,722	—	9,722

Adjustment for common stock issued to Majestic, in connection with stock splits in Mar. and Aug. 2002	—	—	2,000
Adjustments for expenses previously paid by Majestic on the Company’s behalf	—	—	168,632
Common stock issued in connection with acquisition of USM Financial	—	—	4,800
Extinguishment of debt to Majestic	—	—	(107,419)
Depreciation and amortization	—	468	27,895
Loss from disposal of assets	—	2,651	212,088
Increase (decrease) in:
Accounts payable and accrued expenses	267,741	(36,321)	267,741
Net cash provided by (used in) operating activities	(32,565)	(111,203)	(211,125)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	—	—	(242,634)
Deposit for acquisition	(225,000)	—	(225,000)
Net cash provided (used in) by investing activities	(225,000)	—	(467,634)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs	—	132,833	308,083
Proceeds from common stock subscription	—	—	—
Proceeds from convertible debt	250,000	—	250,000
Proceeds from (repayment to) shareholders loans	10,044	(23,048)	15,736
Due to related parties, net	—	—	107,419
Net cash provided by financing activities	260,044	109,785	681,238

Net increase (decrease) in cash and equivalents	2,479	(1,418)	2,479
Cash and cash equivalents at beginning of period	—	1,604	—
Cash and cash equivalents at end of period	$2,479	$186	$2,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for services rendered	2,200	5,658	159,558
Debt issuance costs accrued	25,000	—	25,000
Common stock issued with convertible debt	27,778	—	27,778

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MMA MEDIA, INC.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007and 2006

NOTE A — SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

MMA Media Inc. (the “Company”), formerly Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, the “Parent”). In March 2002, Majestic’s Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders. The financial statements of the Company as of March 2002 are presented on a carved-out basis, and derived from the historical financial statements of Majestic, and are not indicative of the financial position, results of operations or net cash flows that would have existed had the Company been a separate stand-alone entity during the periods presented or of future results.

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

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly-owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Exchange Agreement”). Pursuant to the Exchange Agreement, USM Financial became a wholly-owned subsidiary of the Company (Note C). The consolidated financial statements include the accounts of the Company and its wholly-owned, inactive subsidiary, USM Financial Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 7, 2006, Commerce Development Corporation, Ltd., a Maryland corporation (the “Registrant”) entered into an Agreement and Plan of Merger with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”), for purposes of changing the Company’s state of incorporation from Maryland to Delaware.

On June 5, 2007, the Company amended its Certificate of Incorporation to change its registrant’s name from “Commerce Development Corporation, Ltd.” to “MMA Media Inc.”  Additionally on June 5, 2007, the Company increased the number of authorized shares of the its common stock, par value $0.001, from 50,000,000 to 100,000,000, increased the number of authorized shares of the its preferred stock, $0.001 par value, from 5,000,000 to 50,000,000, and effected a forward stock split of the its common stock whereby each issued and outstanding share of common stock on June 5, 2007 was automatically split, subdivided and reclassified as forty 40 shares of common stock. All per share amounts have been retroactively restated.

On August 14, 2007, the Company launched its website announcing the Company’s entry into a new line of business.  Prior to this announcement, the Company was a development stage company that provided business management and capital acquisition solutions.  The Company will seek to capitalize on the explosive growth of mixed martial arts (“MMA”) by creating what is believed to be the first comprehensive media company dedicated solely to the sport. The Company plans to distribute third party and proprietary mixed martial arts media content, goods and services through multiple media platforms such as the internet, television and print.  These media platforms are expected to be secured through acquisitions and strategic partnerships. On July16, 2007, the Company entered into a non-binding Letter of Intent with Blackbelt TV, Inc., a cable network dedicated to martial arts programming, for the acquisition of all or substantially all of the assets or all of the stock of the Blackbelt TV. The acquisition of Blackbelt TV is expected to be the foundation of the Company’s strategic plan.

  The Company anticipates generating revenue through advertising and direct marketing.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date, the Company has generated nominal sales revenue overall, has generated no sales revenue from the mixed martial arts industry, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2007, the Company accumulated losses of $966,944. The Company’s fiscal year end is December 31.

GOING CONCERN AND PLAN OF OPERATIONS

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity, and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates in the MMA industry and developing a comprehensive business plan focused on becoming the first comprehensive media company dedicated solely to the MMA industry. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. For the period from inception through September 30, 2007, the Company has accumulated losses of $966,944.

REVENUE RECOGNITION

The Company has generated no sales revenue from the MMA industry. The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers.

DEFERRED ACQUISITION COSTS

Deferred acquisition costs, consisting of legal and accounting fees relating to a future acquisition will be capitalized. The deferred acquisition costs will be included in the purchase price allocation in the event the acquisition is successful. In the event the acquisition is unsuccessful or is abandoned, the deferred acquisition costs will be expensed.

ADVERTISING AND MARKETING

The Company follows the policy of charging the costs of advertising and marketing to expenses as incurred. The Company incurred $3,975, $0 and $98,748 of advertising costs for the nine months ended September 30, 2007 and 2006, and for the period from inception to September 30, 2007, respectively.

DEBT ISSUANCE COSTS

The costs associated with the issuance of debt are capitalized and expensed over the life of the note.

CASH EQUIVALENT

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (seven years for furniture, fixtures and equipment).

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 or September 30, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or September 30, 2007.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Management has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.  SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.  Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact in its September 30, 2007 financial statements.

RECLASSIFICATION

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B — CAPITAL STOCK

On June 5, 2007, the Company amended its Certificate of Incorporation to change its registrant’s name from “Commerce Development Corporation, Ltd.” to “MMA Media Inc.”  Additionally on June 5, 2007, the Company increased the number of authorized shares of the it’s common stock, par value $0.001, from 50,000,000 to 100,000,000, increased the number of authorized shares of  its preferred stock, $0.001 par value, from 5,000,000 to 50,000,000, and effected a forward stock split of its common stock whereby each issued and outstanding share of common stock on June 5, 2007 was automatically split, subdivided and reclassified as forty 40 shares of common stock. All per share amounts have been retroactively restated.

During the period ended September 30, 2007, the Company issued an aggregate of 20,000 shares of common stock to consultants in exchange for services. Valuation of the stock granted is $2,200 and was based on the fair value of the Company’s common stock during the period the services were rendered.

NOTE C - NON-EMPLOYEE STOCK OPTIONS

During the period ended September 30, 2007, the Company granted three year options to a consultant. The number of options will be determined by a fraction, the numerator of which is $50,000 and the denominator of which is the price per security of the “Next Financing”. The “Next Financing” means the issuance and sale of equity or equity-linked securities by the Company with gross proceeds to the Company of at least $8,000,000. Each option allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing has not yet occurred, the Company has no basis to calculate the number of options or the fair value of the options. The Company has expensed $0 for these options during the period..

NOTE D — RELATED PARTY TRANSACTIONS

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The balance of the advances as of September 30, 2007 is $15,736.

The Company shares an office in Beverly Hills, CA with a business owned by significant shareholders. The Company has entered into a month-to-month agreement to receive office space and support services for $6,000 per month starting July 1, 2007. For the nine-month period ended September 30, 2007, the Company has expensed $18,000 and has a total accrued balance of $18,000.

On July 1, 2007, the Company entered into a consulting agreement with Mr. Michael Kurdziel., the CEO of the Company. The consulting agreement provides that Mr. Kurdziel will consult with the Company on an ongoing basis. Under the terms of the agreement, Mr. Kurdziel will be compensated at the rate of $17,586 per month as well be reimbursed for as reasonable out-of-pocket expenses. The consulting agreement has an initial term of three months with automatic monthly renewals and the consulting agreement can be terminated with thirty (30) days notice. Mr. Kurdziel is deferring payment under the agreement until the Company is in a suitable liquidity position. The accrued expense for Mr. Kurdziel as of September 30, 2007 is $52,578. Mr. Kurdziel has deferred repayment of all travel and entertainment expenses related to his role of CEO and his work to secure funding. The Company has accrued travel and entertainment expenses at a rate of $7,500 per month for a total of $22,500 as of September 30, 2007.

NOTE E - CONVERTIBLE DEBT

On August 27, 2007, the Company issued a $250,000 Senior Secured Convertible Promissory Note. The note is payable 90 days from the date of issue with 20% cash interest of the aggregate principal amount. Pursuant to the terms of the loan agreement, the Company issued the noteholder 125,000 shares of common stock and the number of three year warrants determined by a fraction, the numerator of which is 50% of the principal amount of the note and the denominator of which is the price per security of the “Next Financing”. The “Next Financing” means the issuance and sale of equity or equity-linked securities by the Company with gross proceeds to the Company of at least $8,000,000. Each warrant allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing has not yet occurred, the Company has no basis to calculate number of warrants or the fair value of the options. Of the total amount received, the Company allocated $222,222 to the note, $27,778 to the shares issued and $0 to the warrants. The allocation of funds to the shares resulted in a discount on the note, which will be amortized to interest expense over the life of the note  The unamortized discount was $16,975 as of September 30, 2007. On August 28, 2007, the Company issued the 125,000 shares of common stock pursuant to the loan agreement and the valuation of the shares issued was $27,778.

NOTE F - CONVERTIBLE DEBT ISSUANCE COSTS

On August 27, 2007, the Company issued a $250,000 Senior Secured Convertible Promissory Note. The total issuance cost for the note were $25,000. The cost was capitalized as deferred financing costs and is being amortized to general and administrative over the term of the note. For the nine month period ended September 30, 2007, the Company amortized $9,722 of the deferred financing costs into general and administrative expense.

NOTE G – DEPOSIT ON BUSINESS ACQUISTION

On July 16, 2007, the Company signed a non-binding Letter of Intent for the acquisition of all or substantially all of the assets or all of the stock of the Blackbelt TV, Inc., a cable television network dedicated to martial arts programming. On September 4, 2007, the Letter of Intent was amended to extend the exclusivity period and a deposit of $225,000 was made to Blackbelt TV. The deposit is to be credited against the purchase price if the transaction is completed. The $225,000 deposit is irrevocable. This transaction has not been completed as of September 30, 2007.

NOTE H – CONSULTING AGREEMENTS

During the three months ended September 30, 2007, the Company entered into two consulting agreements (in addition to the consulting agreement described above under Note D). On July 1, 2007, the Company entered into a consulting agreement whereby it agreed to pay $15,000 per month for general management services.  The consulting agreement has an initial term of three months with automatic monthly renewals and the consulting agreement can be terminated with thirty 30 days notice. The second agreement, entered into on September 1, 2007, agreed to pay $15,000 per month in cash and 20,000 shares of common stock per month to the consultant in exchange for consulting services related to accounting and due diligence. The consulting agreement can be terminated with thirty 30 days notice.

Accordingly, the Company, for the period, has recorded $60,000 in accrued expenses and general and administrative expense for the cash consideration portion and $2,200 in equity and general and administrative for the common stock issued.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the financial statements of the Company and notes thereto included elsewhere in this report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this report and notes to the financial statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company’s expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company’s other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

For the three month period ended September 30, 2007 we had a net loss of $296,390 compared to a net loss of $1,950 for same period ended September 30, 2006.

Revenues. There was no revenue for the three month period ended September 30, 2007 or 2006. The company is in the process of building a media company focused on the mixed martial arts industry.

Costs and Expenses. We incurred no costs of sales for the three month period ended September 30, 2007 or 2006. General and administrative expenses increased from $1,950 for the three months ended September 30, 2006 to $266,143 for the same period ended in 2007. These increases are largely attributable to $114,958 of consulting expenses resulting from the three consulting agreements entered into during the period and $65,609 for professional fees. Interest Expense, reported in Other Income (Expense), for the three months ended September 30, 2007 and 2006 amounted to $30,247 and $0, respectively. The increase is attributable to the Senior Secured Convertible Promissory Note entered into by the Company during the period.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

For the nine month period ended September 30, 2007, we had a net loss of $323,030 compared to a net loss of $83,659 for the same period ended September 30, 2006.

Revenues. There was no revenue generated for both the nine months ended September 30, 2007 and for the same period 2006. We are a development stage company, and we are in the process of developing and seeking business opportunities as described above

Costs and Expenses. We incurred no costs of sales for the nine month period ended September 30, 2007 or 2006.. General and administrative expenses were $292.783 for the nine months ended September 30, 2007, compared to $80,540 for the same period ended September 30, 2006. These increases are largely attributable to $114,958 of consulting expenses resulting from the three consulting agreements entered into during the period and $75,212 for professional fees. Depreciation expense for the nine month period ended September 30, 2007 and 2006 amounted to $0 and $468, respectively. Interest Expense, reported as Other Income (Expense), for the nine month period ended September 30, 2007 and 2006 amounted to $30,247 and 2,651, respectively. The increase is attributable to the Senior Secured Convertible Promissory Note entered into by the Company during the period.

Liquidity and Capital Resources

We are a development stage company. At September 30, 2007, we had an accumulated deficit of $966,944.

As of September 30, 2007, we had a cash balance of $2,479. If we do not secure additional debt or equity financing, we may be unable to develop our business plan further. We currently have no clients and have no commitment for additional debt or equity financing. We have no plan in place that will eliminate this risk. If we do not raise additional financing, we may cease our attempts to implement our business plan.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet transactions that are expected to have a material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number     Name and/or Identification of Exhibit

3	Articles of Incorporation and Bylaws

(a)	Articles of Incorporation of the Company.*

(b)	Bylaws of the Company.*

31	Certification

32	Certification

* Incorporated by reference to the exhibits to the Company’s Form for Registration of Securities of Small Business Issuers on Form SB-2, and amendments thereto, previously filed with the Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 19, 2007	MMA MEDIA INC.

BY: /S/ Michael Kurdziel
Michael Kurdziel
Chief Executive Officer