Form 10KSB
period 2007-12-31
China Energy Recovery, Inc.
filed 2008-03-28
CIK 1208790

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB
_________________

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007 or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number: 333-104647

CHINA ENERGY RECOVERY, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0843696 (I.R.S. Employer Identification No.)

9440 Little Santa Monica Blvd., Suite 400
Beverly Hills, California 90210
(310) 402-5901
(Address of principal executive offices) (Zip code)
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(g) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No   ☐

Check if there is no disclosure of delinquent filers in response Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☒

The issuer’s revenues for its fiscal year ended December 31, 2007 were $0.

The aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates was $832,807. The aggregate market value was computed using the price at which the common equity was last sold as December 31, 2007. The registrant’s common stock did not trade as of the most recently completed second fiscal quarter.

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

The number of shares outstanding of each of the issuer’s classes of stock as of as of March 12, 2008, the latest practicable date, was 9,324,754 shares of common stock.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this Annual Report on Form 10-KSB: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

Traditional small business disclosure format (check one):   Yes    ☒   No   ☐

PART I

The information contained in this Annual Report on Form 10-KSB includes certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements contained in this Annual Report on Form 10-KSB represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements contained in this Annual Report on Form 10-KSB are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business.

This Annual Report on Form 10-KSB contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report on Form 10-KSB, including the matters set forth in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments, except as required by law.

China Energy Recovery, Inc. (the “Company,” "we," "us" and "our"), formerly MMA Media Inc., Commerce Development Corporation Ltd., and Majestic Financial Ltd., was originally incorporated under the laws of the State of Maryland in May 1998 with the name Majestic Financial Ltd. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, or the “Parent”). In March 2002, Majestic’s board of directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders.

The Company was previously engaged in the limited origination and servicing of new modular building leases. This activity was conducted primarily in the State of California.

On April 29, 2002, the Company changed its name to Commerce Development Corporation, Ltd.

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly-owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Exchange Agreement”). Pursuant to the Exchange Agreement, USM Financial became a wholly-owned subsidiary of the Company.

On April 7, 2006, Commerce Development Corporation, Ltd., a Maryland corporation, entered into an Agreement and Plan of Merger with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”), for purposes of changing the Company’s state of incorporation from Maryland to Delaware.

On April 7, 2006, the Company conducted a 2,184-for-1 reverse split of its issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of the Company's issued and outstanding common stock on the record date of April 5, 2006 was combined and converted into one share of the Company's common stock. Immediately prior to the reverse stock split, the Company had 436,824,871 shares of common stock issued and outstanding. After giving effect to the reverse stock split, the Company had 200,427 shares of common stock issued and outstanding.

On June 5, 2007, the Company amended its Certificate of Incorporation to (i) change its name from “Commerce Development Corporation, Ltd.” to “MMA Media Inc.”, (ii) increase the number of authorized shares of its common stock, par value $0.001, from 50,000,000 to 100,000,000, and (iii) increase the number of authorized shares of its preferred stock, $0.001 par value, from 5,000,000 to 50,000,000. Additionally, on June 5, 2007, the Company effected a forward stock split of its common stock whereby each issued and outstanding share of its common stock on the record date of June 5, 2007 was automatically split, subdivided and reclassified as 40 shares of common stock.

On August 14, 2007, the Company launched its website announcing its entry into a new line of business.  The Company sought to capitalize on the explosive growth of mixed martial arts by creating what the Company believed to be the first comprehensive media company dedicated solely to the sport. The Company planned to distribute third party and proprietary mixed martial arts media content, goods and services through multiple media platforms such as the Internet, television and print.  These media platforms were expected to be secured through acquisitions and strategic partnerships.

On January 24, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Poise Profit International, Ltd., a private British Virgin Islands corporation (“Poise”), and the shareholders of Poise. Poise, through its Chinese subsidiary, HAIE High-Tech Engineering (Hong Kong) Co., Ltd. (“High-Tech”), is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy to reuse in industrial processes or to produce electricity and thermal power. High-Tech has installed more than 100 energy recovery systems and has deployed its systems throughout China and in a variety of international markets including in Egypt, Turkey, Korea, Vietnam and Malaysia. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise's common stock in exchange for the issuance of 41,514,179 shares of the Company’s common stock to the shareholders of Poise. Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, if any, Poise will become a wholly-owned subsidiary of the Company and Poise's shareholders will (a) own up to 70% of the Company's outstanding common stock (subject to reduction by 6% in accordance with the escrow arrangements described below and in the Share Exchange Agreement), (b) designate two of the five members of the Company's board of directors and (c) appoint the Company's executive officers.

Following is a brief description of certain material terms and conditions of the Share Exchange Agreement:

•                  On or prior to the closing of the Share Exchange Agreement, the Company must complete an equity financing of at least $8,500,000 (the “Financing”) by issuing Series A preferred stock at a price of $1.08 per share and warrants to purchase our common stock at an exercise price of $1.29 per share;
•                  At the closing, we will place 3,558,358 shares of our common stock issuable to the Poise shareholders at the closing into an escrow account with an escrow agent mutually acceptable to us and the Poise shareholders to be released to either:  (a) the Poise shareholders if High-Tech meets certain financial targets for the period ending December 31, 2008; or (b) to the investors in the Financing described above if High-Tech does not meet the financial targets; and
•                  Poise must deliver to the Company audited financial statements for its last two fiscal years, prepared in accordance with U.S. GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States.

On January 25, 2008, in connection with and as a condition to closing the Share Exchange Agreement, the Company entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MMA Acquisition Company, a Delaware corporation (“MMA Acquisition”), pursuant to which the Company sold substantially all of its assets to MMA Acquisition in exchange for MMA Acquisition’s assuming a substantial majority of the Company's outstanding liabilities. Accordingly, the Company has abandoned the MMA line of business in light of its entry into the Share Exchange Agreement (as defined below) and currently has no business operations, customers or revenue. Until the closing of the Share Exchange Agreement (which cannot be assured), the Company remains a "shell company."

In addition, on February 5, 2008, the Company conducted a nine-for-one reverse stock split of our issued and outstanding common stock in anticipation of the Share Exchange Agreement in which every nine shares of our common stock was converted into one share of our common stock and the Company’s Certificate of Incorporation was amended and restated to, among other things, change the Company's name to “China Energy Recovery, Inc.” in anticipation of the closing of the Share Exchange Agreement. All per share amounts have been retroactively restated throughout this Annual Report on Form 10-KSB to reflect all stock splits.

In connection with the Company's name change, the Company has been assigned a new stock symbol. The Company’s common stock was previously quoted on the OTC Bulletin Board under the stock symbol “MMAI.OB”, and is now quoted on the OTC Bulletin Board under the stock symbol “CRCV.OB”.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date, the Company has generated nominal sales revenue overall, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company accumulated losses of $1,020,521. The Company’s fiscal year end is December 31.

Item 1A. Risk Factors

Risks Related to Our Company

Our status as a “shell company” and our limited operating history are not an adequate basis to judge our future prospects and results of operations.

We are a “shell company” with no material assets, business or operations. Our status as a “shell company” coupled with our limited operating history make it very difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by “shell companies” seeking a business combination partner. The risks and difficulties we face include challenges in identifying, negotiating and consummating a transaction with a viable operating business .

We may be unsuccessful in closing the Share Exchange Agreement or identifying, acquiring and operating any other suitable business opportunities, and if we are unable to find, acquire or operate any other suitable opportunity for our company, we may never achieve profitable operations.

We are an inactive company attempting to close the Share Exchange Agreement with Poise. If we are unable to close the Share Exchange Agreement (for reasons including our inability to raise the capital required by the Share Exchange Agreement), we will need to continue seeking a business opportunity in a related or unrelated business. We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to close the Share Exchange Agreement or identify, negotiate, acquire or develop any other business opportunity and we may never be profitable.

Our inability to obtain capital, use internally generated cash, or use shares of our capital stock or debt to finance the Share Exchange Agreement and future expansion efforts could impair the growth and expansion of our business.

Reliance on financing to complete the Share Exchange Agreement (or any other business combination transaction) or to finance our future operations could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of capital stock to finance our business will depend on the market value of our capital stock from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use capital stock to finance our business, our ability to grow may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for the Share Exchange Agreement, we may need additional funds to implement our business or to finance other aspects of our desired growth and operations following the closing of the transaction, if any. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of capital stock to make future expansions, may hinder our ability to actively pursue any expansion program we may decide to implement.

We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.

We are a public reporting company and accordingly subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, we expect these new rules and regulations to increase our compliance costs in the future and to make certain activities more time consuming and costly.

We incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect that these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. Any failure to comply with internal controls, requirements, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management's assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

As a public company, these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our management team has limited experience operating a company whose securities are traded or listed on an exchange, and with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly-traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to comply with appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our Certificate of Incorporation authorizes our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock or delay or prevent a change in control.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of our preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. In addition, our issuing preferred stock could have the effect of delaying or preventing a change in control.

Our auditors have added an emphasis paragraph to their opinion raising a question of our ability to continue as a going concern.

Due to our continued losses and limited capital resources our Independent Registered Public Accounting Firm has issued an opinion that questions our ability to continue as a going concern. The auditors' report discloses that we did not generate significant revenues in 2007, we incurred a net loss of approximately $376,607 and had a working capital deficit of $382,299 at December 31, 2007. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are controlled by our current principal stockholders, who may have strategic interests that differ from those of our other shareholders.

        Our current principal stockholders beneficially own, in the aggregate, approximately 71% of our outstanding common stock (not including shares underlying outstanding warrants). For the foreseeable future, to the extent that these current stockholders vote similarly, they will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, they will be able to:

▪	control the composition of our board of directors;
▪	control our management and policies;
▪	determine the outcome of significant corporate transactions, including changes in control that may be beneficial to these stockholders; and
▪	act in each of their own interests, which may conflict, or be different from, the interests of each other or the interests of other stockholders.

Risks Relating To Our Common Stock

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

Our common stock is eligible for trading on the OTC Bulletin Board trading system. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The OTC Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	The lack of readily available price quotations;

•	The absence of consistent administrative supervision of "bid" and "ask" quotations;

•	Lower trading volume;

•	Market conditions;

•	Technological innovations or new products and services by us or our competitors;

•	Regulatory, legislative or other developments affecting us or our industry generally;

•	Limited availability of freely-tradable "unrestricted" shares of our common stock to satisfy purchase orders and demand;

•	Our ability to execute our business plan;

•	Operating results that fall below expectations;

•	Industry developments;

•	Economic and other external factors; and

•	Period-to-period fluctuations in our financial results.

In addition, the value of our common stock could be affected by:

•	Actual or anticipated variations in our operating results;

•	Changes in the market valuations of other companies operating in our industry;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Adoption of new accounting standards affecting our industry;

•	Additions or departures of key personnel;

•	Introduction of new services or technology by our competitors or us;

•	Sales of our common stock or other securities in the open market;

•	Changes in financial estimates by securities analysts;

•	Conditions or trends in the market in which we operate;

•	Changes in earnings estimates and recommendations by financial analysts;

•	Our failure to meet financial analysts' performance expectations; and

•	Other events or factors, many of which are beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Because we do not intend to pay any dividends on our common stock, purchases of our common stock may not be suited for investors seeking dividend income.

We do not currently anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply any net earnings in the foreseeable future to the internal needs of our business. Prospective investors seeking or needing dividend income or liquidity from our common stock should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

We cannot assure you that we will list our common stock on NASDAQ or any other national securities system or exchange.

Although we intend to apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we do not currently meet the initial listing standards of either of those markets and we cannot assure you that we will be able to qualify for and maintain a listing of our common stock on either of those markets or any other stock system or exchange in the future. Furthermore, in the case that our application is approved, there can be no assurance that trading of our common stock on such market will reach or maintain desired liquidity. If we are unable to list our common stock on NASDAQ, the American Stock Exchange or another stock system or exchange, or to maintain the listing, we expect that our common stock will be eligible to trade on the OTC Bulletin Board, maintained by NASDAQ, another over-the-counter quotation system, or on the "pink sheets," where an investor may find it more difficult, or impossible, to dispose of shares or obtain accurate quotations as to the market value of our common stock. Under such circumstances, the probability of reduced liquidity would hinder investors' ability to obtain accurate quotations for our common stock, and our common stock could become substantially less attractive to investors.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on our common stock's market price.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently there is no coverage of our common stock and there is no guarantee that securities analysts will cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our common stock is currently considered a "penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The last reported trade of our company stock on the OTC Bulletin Board was at a price below $5.00 and, accordingly, our common stock is currently considered a penny stock. The SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Item 2. Description of Property.

None.

Item 3. Legal Proceedings.

We are not a party to any pending material legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market Price for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CRCV.OB" There is no established active public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Our common shares are currently quoted on the OTCBB under the symbol “CRCV.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTCBB for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Bid Price
Period	High	Low
2007:
Fourth Quarter	$1.35	$0.32
Third Quarter	15.75	0.99
Second Quarter	N/A	N/A
First Quarter	N/A	N/A
2006:
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	122.85	122.85
First Quarter	614.25	270.27

Options, Warrants and Convertible Securities

As of December 31, 2007, the Company had no outstanding options. At December 31, 2007, the Company has an outstanding warrant. The number of warrants will be determined by a fraction, the numerator of which is 50% of the principal amount of the note issued to the warrant holder (which principal amount was $250,000) and the denominator of which is the price per security of the “Next Financing”. The “Next Financing” means the issuance and sale of equity or equity-linked securities by the Company following the date of the warrant with gross proceeds to the Company of at least $8,000,000. Each warrant allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing has not yet occurred, the Company has no basis to calculate the number of warrants.

Holders

As of March 12, 2008, we had 95 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Incentive Plans

None.

Recent Sales of Unregistered Securities

On August 27, 2007, the Company issued a $250,000 Senior Secured Convertible Promissory Note. The note was payable 90 days from the date of issue with 20% cash interest of the aggregate principal amount. Pursuant to the terms of the note, the Company was to issue to the noteholder 13,889 shares of common stock and the number of three year warrants determined by a fraction, the numerator of which is 50% of the principal amount of the note and the denominator of which is the price per security of the “Next Financing”. The “Next Financing” means the issuance and sale of equity or equity-linked securities by the Company following the date of the warrant with gross proceeds to the Company of at least $8,000,000. Each warrant allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing has not yet occurred, the Company has no basis to calculate number of warrants. In January 2008, this note was purchased by Tapirdo Enterprises, LLC, and was converted into 3,333,333 shares of common stock.

On October 5, 2007, the Company entered into a two year consulting agreement whereby the Company agreed to issue a total of 111,111 shares to the consultant. Under the terms of the consulting agreement, 4,630 shares would vest on a monthly basis during the term of the agreement. As of December 31, 2007, 13,890 shares were vested. In January 2008, as a result of the closing of the Asset Purchase Agreement with MMA Acquisition Company, the Company agreed to terminate the consulting agreement and immediately vest the remaining 97,221 shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

China Energy Recovery, Inc. (the “Company,” "we," "us" and "our"), formerly MMA Media Inc., Commerce Development Corporation Ltd., and Majestic Financial Ltd., was originally incorporated under the laws of the State of Maryland in May 1998 with the name Majestic Financial Ltd.. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, the “Parent”). In March 2002, Majestic’s board of directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders.

The Company was previously engaged in the limited origination and servicing of new modular building leases. This activity was conducted primarily in the State of California.

On April 29, 2002, the Company changed its name to Commerce Development Corporation, Ltd.

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly-owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Exchange Agreement”). Pursuant to the Exchange Agreement, USM Financial became a wholly-owned subsidiary of the Company.

On April 7, 2006, Commerce Development Corporation, Ltd., a Maryland corporation, entered into an Agreement and Plan of Merger with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”), for purposes of changing the Company’s state of incorporation from Maryland to Delaware.

On April 7, 2006, the Company conducted a 2,184-for-1 reverse split of its issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of the Company's issued and outstanding common stock on the record date of April 5, 2006 was combined and converted into one share of the Company's common stock. Immediately prior to the reverse stock split, the Company had 436,824,871 shares of common stock issued and outstanding. After giving effect to the reverse stock split, the Company had 200,427 shares of common stock issued and outstanding.

On June 5, 2007, the Company amended its Certificate of Incorporation to (i) change its name from “Commerce Development Corporation, Ltd.” to “MMA Media Inc.”, (ii) increase the number of authorized shares of its common stock, par value $0.001, from 50,000,000 to 100,000,000, and (iii) increase the number of authorized shares of its preferred stock, $0.001 par value, from 5,000,000 to 50,000,000. Additionally, on June 5, 2007, the Company effected a forward stock split of its common stock whereby each issued and outstanding share of its common stock on the record date of June 5, 2007 was automatically split, subdivided and reclassified as 40 shares of common stock..

On August 14, 2007, the Company launched its website announcing its entry into a new line of business.  The Company sought to capitalize on the explosive growth of mixed martial arts by creating what the Company believed to be the first comprehensive media company dedicated solely to the sport. The Company planned to distribute third party and proprietary mixed martial arts media content, goods and services through multiple media platforms such as the Internet, television and print.  These media platforms were expected to be secured through acquisitions and strategic partnerships.

On January 24, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Poise Profit International, Ltd., a private British Virgin Islands corporation (“Poise”), and the shareholders of Poise. Poise, through its Chinese subsidiary, HAIE High-Tech Engineering (Hong Kong) Co., Ltd. (“High-Tech”), is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy to reuse in industrial processes or to produce electricity and thermal power. High-Tech has installed more than 100 energy recovery systems and has deployed its systems throughout China and in a variety of international markets including in Egypt, Turkey, Korea, Vietnam and Malaysia. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise's common stock in exchange for the issuance of 41,514,179 shares of the Company’s common stock to the shareholders of Poise. Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, if any, Poise will become a wholly-owned subsidiary of the Company and Poise's shareholders will (a) own up to 70% of the Company's outstanding common stock (subject to reduction by 6% in accordance with the escrow arrangements described below and in the Share Exchange Agreement), (b) designate two of the five members of the Company's board of directors and (c) appoint the Company's executive officers.

Following is a brief description of certain material terms and conditions of the Share Exchange Agreement:

•                  On or prior to the closing of the Share Exchange Agreement, the Company must complete an equity financing of at least $8,500,000 (the “Financing”) by issuing Series A preferred stock at a price of $1.08 per share and warrants to purchase our common stock at an exercise price of $1.29 per share;
•                  At the closing, we will place 3,558,358 shares of our common stock issuable to the Poise shareholders at the closing into an escrow account with an escrow agent mutually acceptable to us and the Poise shareholders to be released to either:  (a) the Poise shareholders if High-Tech meets certain financial targets for the period ending December 31, 2008; or (b) to the investors in the Financing described above if High-Tech does not meet the financial targets; and
•                  Poise must deliver to the Company audited financial statements for its last two fiscal years, prepared in accordance with U.S. GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States.

On January 25, 2008, in connection with and as a condition to closing the Share Exchange Agreement, the Company entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MMA Acquisition Company, a Delaware corporation (“MMA Acquisition”), pursuant to which the Company sold substantially all of its assets to MMA Acquisition in exchange for MMA Acquisition’s assuming a substantial majority of the Company's outstanding liabilities. Accordingly, the Company has abandoned the MMA line of business in light of its entry into the Share Exchange Agreement (as defined below) and currently has no business operations, customers or revenue. Accordingly, until the closing of the Share Exchange Agreement (which cannot be assured), the Company remains a "shell company."

In addition, on February 5, 2008, the Company conducted a nine-for-one reverse stock split of our issued and outstanding common stock in anticipation of the Share Exchange Agreement in which every nine shares of our common stock was converted into one share of our common stock and the Company’s Certificate of Incorporation was amended and restated to, among other things, change the Company's name to “China Energy Recovery, Inc.” in anticipation of the closing of the Share Exchange Agreement. All per share amounts have been retroactively restated throughout this Annual Report on Form 10-KSB to reflect all stock splites

In connection with the Company's name change, the Company has been assigned a new stock symbol. The Company’s common stock was previously quoted on the OTC Bulletin Board under the stock symbol “MMAI.OB”, and is now quoted on the OTC Bulletin Board under the stock symbol “CRCV.OB”.

The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date, the Company has generated nominal sales revenue overall, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company accumulated losses of $1,020,521. The Company’s fiscal year end is December 31.

Plan of Operation

We are a development stage company. As shown in the financial statements during the years ended December 31, 2007 and 2006, we incurred net losses of $376,607 and $83,422, respectively. For the period from inception through December 31, 2007, we have accumulated losses of $1,020,521.

As of December 31, 2007, we had cash on hand of $1,427.

We are actively seeking new business opportunities or potential merger opportunities. Our intent is to find a suitable merger candidate that will enable us to raise sufficient funds and continue operations. The Company currently has only one employee, and relies heavily on external service providers. Furthermore, the Company has no sales, marketing or research and development operations. We do not operate nor do we plan to develop significant manufacturing facilities.

On January 24, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Poise Profit International, Ltd., a private British Virgin Islands corporation (“Poise”), and the shareholders of Poise. Poise, through its Chinese subsidiary, HAIE High-Tech Engineering (Hong Kong) Co., Ltd. (“High-Tech”), is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy to reuse in industrial processes or to produce electricity and thermal power. In order for the agreement to close, the Company and Poise must meet several conditions, as described above. If we are able to consummate this transaction, the combined company is expected to have approximately 330 employees primarily based in Shanghai, China. We expect to operate a full manufacturing facility as well as research and development department. There are no immediate plans for capital expenditures.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next 12 months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and very limited revenues, an investor cannot determine if we will ever become profitable.

The effect of inflation on our revenue and operating results was not significant. Our operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. As such, the Company does not expect any impact to its financial statements as of the January 1, 2008 adoption date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS 159.

In December 2007, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7. Financial Statements

Index to Financial Statements

Page No.

Report of Independent Registered Public Accounting Firms	F-2 and F-3

Consolidated Balance Sheet at December 31, 2007	F-4

Consolidated Statements of Operations For the years ended December 31, 2007 and 2006 and For The Period May 13, 1998 (Date of Inception) Through December 31, 2007	F-5

Consolidated Statement of Stockholders' Equity (Deficit) For The Period May 13, 1998 (Date of Inception) Through December 31, 2007	F-6

Consolidated Statements of Cash Flows For the years ended December 31, 2007 and 2006 and For The Period May 13, 1998 (Date of Inception) Through December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Energy Recovery, Inc., formerly MMA Media Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of China Energy Recovery, Inc., formerly MMA Media Inc., (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Energy Recovery, Inc., formerly MMA Media Inc., as of December 31, 2007, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company is in the development stage, has not commenced operations, has a net working capital deficit, and has a net capital deficit that raises substantial doubt about the entity’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
March 11, 2008

INDEPENDENT AUDITOR’S REPORT

Lawrence Scharfman & Co., CPA P.C.
Certified Public Accountants

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

To the Board of Directors and Stockholders
China Energy Recovery, Inc., formerly MMA Media Inc. and Commerce Development Corp. Ltd.

We have audited the accompanying statements of operations, stockholders equity (deficit) & cash flows for the twelve months ended December 31, 2006 and for the period May 31, 1998 (Date of Inception) to December 31, 2006 of China Energy Recovery, Inc., formerly MMA Media Inc. and Commerce Development Corp. Ltd. These statements are the responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the related results of operations and cash flows for the twelve months ended December 31, 2006 and for the period May 31, 1998 (Date of Inception) to December 31, 2006 of China Energy Recovery, Inc., formerly MMA Media Inc. and Commerce Development Corp. Ltd in conformity with generally accepted accounting principles.

/S/ Lawrence Scharfman

Lawrence Scharfman CPA
Boynton Beach, FL
March 30, 2007

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

DECEMBER 31,
2007
ASSETS
SUBSTANTIALLY PLEDGED
Current Assets
Cash and cash equivalents	$1,427
Deferred acquisition costs	91,592
Deposit for acquisition	225,000
Total current assets	$318,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$383,477
Liabilities to be settled in equity	41,717
Shareholder advances	25,124
Convertible debt	250,000
Total Current Liabilities	700,318

Commitments and Contingencies	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value: 50,000,000 shares authorized none outstanding
Common stock, $0.001 par value: 100,000,000 shares authorized; 5,991,334 shares issued and outstanding	5,990
Additional paid in capital	632,232
Deficit accumulated during development stage	(1,020,521)
Total Stockholders' Equity (Deficit)	(382,299)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$318,019

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period May 13, 1998 (Date of Inception) to December 31, 2007
Revenue:
Consulting Fees	$-	$-	$36,000

Cost of Sales	-	-	16,248

Gross Profit	-	-	19,752

Operating Expenses:
General and administrative expenses	302,731	97,219	1,026,798
Depreciation and amortization	-	468	27,896
Total Operating Expenses	302,731	97,687	1,054,694

Other Income (Expenses)	(73,876)	14,265	14,421

Income Tax Expense	-	-	-

Net Loss	$(376,607)	$(83,422)	$(1,020,521)

Loss per common share (Basic and Diluted)	$(0.06)	$(0.02)

Weighted average common shares outstanding	5,991,334	4,543,547

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

	Common Shares	Stock Amount	Additional Paid-In Capital	Common Stock Subscription	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	4,076	$4	$1,996	$-	$-	$2,000
Net loss	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestic	-	-	35,432	-	-	35,432
Balance at December 31, 1998	4,076	4	37,428	-	(35,202)	2,230
Net loss	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestic	-	-	33,266	-	-	33,266
Balance at December 31, 1999	4,076	4	70,694	-	(105,929)	(35,231)
Net loss	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestic	-	-	56,056	-	-	56,056
Balance at December 31, 2000	4,076	4	126,750	-	(284,067)	(157,313)
Net loss	-	-	-	-	2,711	2,711
Net transfer with Majestic	-	-	37,287	-	-	37,287
Balance at December 31, 2001	4,076	4	164,037	-	(281,356)	(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $3.270 per share	1,458	1	42,899	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.327 per share	35,235	35	103,765	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.327 per share	1,631	2	4,798	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net loss	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestic	-	-	6,591	-	-	6,591
Balance at December 31, 2002	42,400	42	322,090	87,250	(407,399)	1,983
Shares issued to sophisticated investors in February 2003 for cash at $27.50 per share	356	-	88,000	-	-	88,000
Common stock issued in February 2003 at $27.266 per share for common stock subscription proceeds received in December 2002	356	-	87,250	(87,250)	-	-
Net loss	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	43,112	42	497,340	-	(538,919)	(41,537)
Common Stock issued for services rendered at $1.359 SH in Apr 2004	409	-	5,001	-	-	5,001
Net loss	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	43,521	42	502,341	-	(560,281)	(57,898)
Net loss	-	-	-	-	(211)	(211)
Balance at December 31, 2005	43,521	42	502,341	-	(560,492)	(58,109)
Common stock issued to accredited investors for cash in January 2006 at $0.063 per share	146,653	147	82,686	-	-	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $0.063 per share	10,018	10	5,648	-	-	5,658
Common stock issued to accredited investors in April 2006 for cash at $.001 per share	5,791,142	5,791	44,209	-	-	50,000
Write-Down of PP&E			(2,652)			(2,652)
Net loss	-	-	-		(83,422)	(83,422)
Balance at December 31, 2006	5,991,334	5,990	632,232	-	(643,914)	(5,692)
Net loss					(376,607)	(376,607)
Balance at December 31, 2007	5,991,334	$5,990	$632,232	$-	$(1,020,521)	$(382,299)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period May 13, 1998 (Date of Inception) through December 31, 2007

Cash Flows From (To) Operating Activities
Net loss	$(376,607)	$(83,422)	$(1,020,521)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities
Common stock issued in exchange for services rendered	-	5,658	157,358
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Liabilities settled in equity	41,717		41,717
Adjustments for expenses previously paid by Majestic on the Company's behalf	-	-	168,632
Common stock issued in connection with acquisition of USM Financial	-	-	4,800
Extinguishment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	-	468	27,895
Loss on disposal of assets	-	-	212,088
Increase (decrease) in:
Accounts payable and accrued liabilities	383,477	(36,321)	383,477

Net cash provided by (used in) operating activities	48,587	(113,617)	(129,973)

Cash Flows From (To) Investing Activities
Deposit for acquisition	(225,000)	-	(225,000)
Payment of deferred acquistion costs	(91,592)		(91,592)
Acquisition of property, plant, and equipment	-	-	(242,634)
Net cash used in investing activities	(316,592)	-	(559,226)

Cash Flows From (To) Financing Activities
Proceeds from sale of common stock and stock subscription, net of costs	-	132,833	308,083
Proceeds from issuance of convertible debt	250,000	-	250,000
Proceeds from (repayment to) shareholder loans	19,432	(20,819)	25,124
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	269,432	112,014	690,626

NET INCREASE (DECREASE) IN CASH	1,427	(1,603)	1,427

CASH, BEGINNING OF PERIOD	-	1,603	-

CASH, END OF PERIOD	$1,427	$-	$1,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for taxes	-	-	-
Cash paid during the year for interest	-	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	-	5,658	157,358
Acquisition:
Assets acquired, net	-	-
Acquisition costs	-	-	4,800
Liabilities assumed, net	-	-
Common stock issued	-	-	(4,800)
Net cash paid for acquisition	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

China Energy Recovery, Inc. (the “Company”), formerly MMA Media Inc. and Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, the “Parent”). In March 2002, Majestic’s Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders. The Company is a development stage company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”), and the Company’s year end is December 31.

In the past the Company was engaged in the limited origination and servicing of new modular building leases. This activity was conducted primarily in the state of California. All of the leases into which the Company entered were accounted for as operating leases. The Company ceased entering into new leases in 2000.

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Agreement”). Pursuant to the Agreement, USM Financial became a wholly-owned subsidiary of the Company (Note C). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM Financial Solutions, Inc. USM Financial is dormant. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 7, 2006, the Company entered into an Agreement and Plan of Merger with its wholly-owned Delaware subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”), for purposes of changing the Company’s state of incorporation from Maryland to Delaware.

On June 5, 2007, the Company amended its Certificate of Incorporation to change its name from “Commerce Development Corporation, Ltd.” to “MMA Media, Inc.” and on August 14, 2007, the Company launched its website announcing the Company’s entry into a new line of business.  Prior to this announcement, the Company provided business management and capital acquisition solutions.  The Company intended to seek to capitalize on the growth of mixed martial arts (“MMA”) by creating a comprehensive media company dedicated to the sport. The Company planned to distribute third party and proprietary mixed martial arts media content, goods and services through multiple media platforms such as the internet, television and print.  These media platforms were expected to be secured through acquisitions and strategic partnerships. On July 16, 2007, the Company entered into a non-binding Letter of Intent with Blackbelt TV, Inc., a cable network dedicated to martial arts programming, for the acquisition of all or substantially all of the assets or all of the stock of Blackbelt TV. The acquisition of Blackbelt TV was expected to be the foundation of the Company’s strategic plan, however as part of a restructuring, management terminated its plan to enter into the MMA media industry. In order to complete its restructuring, management has agreed to sell to a related party, the rights to acquire Blackbelt TV and the deferred acquisition costs associated with the purchase in exchange for the assumption of approximately $360,000 in liabilities that consisted of accounts payable, accrued expenses, and shareholder advances. (See Note K).

On January 24, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Poise Profit International, Ltd., a private British Virgin Islands corporation (“Priveco”), and the shareholders of Priveco. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Priveco’s common stock in exchange for the issuance of 41,514,179 shares of the Company’s common stock (on a post-stock split basis) to the shareholders of Priveco. Priveco will become a wholly-owned subsidiary of the Company. The transaction will be treated as a reverse merger for reporting purposes and subsequent to the closing of the transaction, the historical financial results of the Company will be those of Priveco.

On February 5, 2008, the Company’s Certificate of Incorporation was amended and restated, in addition to changing the Company’s name to “China Energy Recovery, Inc.”.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern and Plan of Operations

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity, and has not earned any substantial revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern. For the period from inception through December 31, 2007, the Company has accumulated losses of $1,020,521.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, complete the merger with Poise Profit International, Ltd. (See Note K), and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Stock Splits and Increase in Authorized Shares

On April 7, 2006, the Company conducted a 1-for-2,184 reverse stock split and on June 5, 2007, the Company affected a 40 for 1 forward stock split. In addition, on February 5, 2008, the Company affected a 1 for 9 reverse stock split (See Note K). All share and per share data have been retroactively restated.

On June 5, 2007, the Company increased the number of authorized shares of its common stock, par value $0.001, from 50,000,000 to 100,000,000, increased the number of authorized shares of its preferred stock, $0.001 par value, from 5,000,000 to 50,000,000.

Revenue Recognition

The Company will follow a policy of recognizing revenue in the period the services are provided or when products are delivered to customers. The Company did not generate sales revenue from the MMA industry.

Deferred Acquisition Costs

Deferred acquisition costs, consisting of legal, accounting, and consulting fees relating to a future acquisition are capitalized. The deferred acquisition costs are to be included in the sale of the rights to acquire Blackbelt TV.

Advertising and Marketing

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs for the fiscal years ended December 31, 2007 and 2006.

Debt Issuance Costs

The costs associated with the issuance of debt are capitalized and expensed over the term of the debt.

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

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “ Accounting for Uncertainty in Income Taxes .”. FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2007 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 or December 31, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or December 31, 2007.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2007, the only potential dilutive securities were 3,333,333 shares of common stock issuable upon the conversion of outstanding convertible debentures..  At December 31, 2006, there were no potential dilutive securities outstanding.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment loss was recorded in 2007 or 2006.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

The Company adopted Statements of Financial Accounting Standards No. 123 (Revised 2004) (SFAS 123R)) “Share Based Payment,” under the modified-prospective transition method on January 1, 2006.  SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS 123R for all share-based payments granted after January 1, 2006. SFAS 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and allowed under the original provisions of SFAS 123.  Prior to the adoption of SFAS 123R, the Company would have accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB  25 and related interpretations. The Company has not granted any options to employees.

Stock Based Compensation to Other Than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“ FASB”) issued SFAS No. 157, “ Fair Value Measurements .” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Management has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 .”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

NOTE B — CAPITAL STOCK

The Company has 50,000,000 shares of preferred stock authorized and none outstanding.

In January 2006, 10,018 common shares were issued for services rendered which were valued at $5,658.

In April 2006, the Company issued additional 5,791,142 shares of common stock at $0.009 per share to investors and received proceeds of $50,000, net of costs and fees.

NOTE C - NON-EMPLOYEE STOCK OPTIONS

During the year ended December 31, 2007, the Company granted three year options to a consultant. The number of options will be determined by a fraction, the numerator of which is $50,000 and the denominator of which is the price per security of the “Next Financing”. The “Next Financing” means the issuance and sale of equity or equity-linked securities by the Company with gross proceeds to the Company of at least $8,000,000. Each option allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing has not yet occurred, the Company has no basis to calculate the number of options or the fair value of the options. The Company has expensed $0 for these options during the period.

NOTE D - RELATED PARTY TRANSACTIONS

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances outstanding as of December 31, 2007 and 2006 was $25,124 and $5,692, respectively. They are non-interest bearing and unsecured. No formal repayment terms or arrangements exist.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company shares an office in Beverly Hills, CA with a business owned by significant shareholders. The Company has entered into a month-to-month agreement to receive office space and support services for $6,000 per month starting July 1, 2007. The agreement was terminated November 30, 2007. For the year ended December 31, 2007, the Company has expensed $30,000 and has a total accrued balance of $30,000, which is included in accrued expenses.

On July 1, 2007, the Company entered into a consulting agreement with Mr. Michael Kurdziel, the CEO of the Company. The consulting agreement provided that Mr. Kurdziel will consult with the Company on an ongoing basis. Under the terms of the agreement, Mr. Kurdziel was to be compensated at the rate of $17,586 per month as well he will be reimbursed for reasonable out-of-pocket expenses. The consulting agreement had an initial term of three months with automatic monthly renewals and the consulting agreement was terminated on November 30, 2007. The accrued expense for Mr. Kurdziel as of December 31, 2007 was $87,930, of which $17,586 has been capitalized to deferred acquisition costs. Mr. Kurdziel has deferred repayment of all travel and entertainment expenses related to his role of CEO and his work to secure funding. In 2008 all obligation to Mr. Kurdziel were assumed by MMA Acquisition (See Note K).

NOTE E - CONVERTIBLE DEBT

On August 27, 2007, the Company issued a $250,000 Senior Secured Convertible Promissory Note. The note was payable 90 days from the date of issue with 20% cash interest of the aggregate principal amount. Pursuant to the terms of the Securities Purchase Agreement, the Company was to issue to the noteholder 13,889 shares of common stock and the number of three year warrants determined by a fraction, the numerator of which is 50% of the principal amount of the note and the denominator of which is the price per security of the “Next Financing”. The “Next Financing” means the issuance and sale of equity or equity-linked securities by the Company with gross proceeds to the Company of at least $8,000,000. Each warrant allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing has not yet occurred, the Company has no basis to calculate number of warrants or the fair value of the options. Of the total amount received, the Company allocated $222,222 to the note, $27,778 to the shares to be issued and $0 to the warrants. The allocation of funds to the shares resulted in a discount on the note, which was amortized to interest expense over the life of the note.  The discount has been fully amortized as of December 31, 2007. The Company did not issue the 13,889 shares of common stock pursuant to the loan agreement and the amounts have been recorded as a liability in the accompanying financial statements as liabilities to be settled in equity. This note was in default at December 31, 2007. In January 2008 this note was purchased by Tapirdo Enterprises, LLC, and was converted into shares of common stock (See Note K).

NOTE F - CONVERTIBLE DEBT ISSUANCE COSTS

On August 27, 2007, the Company issued a $250,000 Senior Secured Convertible Promissory Note. The total issuance cost for the note were $25,000. The cost was capitalized as deferred financing costs and was amortized to general and administrative over the term of the note. For the year ended December 31, 2007, the Company amortized $25,000 of the deferred financing costs into general and administrative expense.

NOTE G - DEPOSIT ON BUSINESS ACQUISTION

On July 16, 2007, the Company signed a non-binding Letter of Intent for the acquisition of all or substantially all of the assets or all of the stock of Blackbelt TV, Inc., a cable television network dedicated to martial arts programming. On September 4, 2007, the Letter of Intent was amended to extend the exclusivity period and a deposit of $225,000 was made to Blackbelt TV. The deposit is to be credited against the purchase price if the transaction is completed. The $225,000 deposit is irrevocable. This transaction has not been completed as of December 31, 2007. Subsequent to year end, the Company sold the rights pursuant to the deposit, to a related party. (See Note K)

NOTE H- CONSULTING AGREEMENTS

During the year ended December 31, 2007, the Company entered into two consulting agreements. On July 1, 2007, the Company entered into a consulting agreement whereby it agreed to pay $15,000 per month for general management services which was subsequently canceled. The second agreement, entered into on September 1, 2007, agreed to pay $15,000 per month in cash and 20,000 shares of common stock per month to the consultant in exchange for consulting services related to accounting and due diligence. The consulting agreement can be terminated with thirty 30 days notice. This agreement was terminated effective November 30, 2007. All the unpaid obligations under this agreement have been assumed by MMA Acquisition (See Note K).

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company, for the year ended December 31, 2007, has recorded $30,000 in accrued expenses, of which $6,000 has been capitalized as deferred acquisition costs and $24,000 has been recorded as general and administrative expense for the cash consideration portion and $3,800 in liabilities to be settled in equity, $760 as deferred acquisition costs and $3,040 recorded as general and administrative expense for the common stock issued to be issued.

On October 5, 2007, the Company entered into a two year consulting agreement whereby the Company agreed to issue a total of 111,111 shares to the consultant. The Company will issue 4,630 shares to the consultant on a monthly basis. As of December 31, 2007, no shares were issued; however, the Company has reported the fair value of the 13,890 shares due the consultant of $6,667 as a liability in the accompanying balance sheet under liabilities to be settled in equity. In January 2008, as a result of the Asset Purchase Agreement with MMA Acquisition Company (See Note K), the Company agreed to issue the remaining 97,221 shares to the consultant.

NOTE I — INCOME TAXES

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

The Company’s aggregate net operating loss during 2007 was approximately ($376,607) which results in a net loss carryforward of ($128,046) that expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited. Accordingly, the Company has provided a valuation reserve against the full amount of the net operating loss benefit.

Components of deferred tax assets as of December 31, 2007 are as follows:

Non Current:

Net operating loss carryforward	$334000
Valuation allowance	(334,000)
Net deferred tax asset	$0

NOTE J — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE K — SUBSEQUENT EVENTS

On January 9, 2008, the Company entered into an Amended and Restated Senior Secured Promissory Note in the principal amount of $250,000 with Tapirdo Enterprises, LLC.  The Note was due on demand. The Note was secured by a lien on all of the assets of the Company.  The Note was originally issued on August 27, 2007 in the principal amount of $250,000.  On January 7, 2008, Tapirdo purchased the Note from the original holder thereof.  On January 9, 2008, Tapirdo converted the Note into 3,333,333 shares of the Company’s common stock.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 24, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Poise Profit International, Ltd., a private British Virgin Islands corporation (“Poise”), and the shareholders of Poise. Poise, through its Chinese subsidiary HAIE High-Tech Engineering (Hong Kong) Co., Ltd. (“High-Tech”), is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy to reuse in industrial processes or to produce electricity and thermal power. High-Tech has installed more than 100 energy recovery systems and has deployed its systems throughout China and in a variety of international markets including in Egypt, Turkey, Korea, Vietnam and Malaysia. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise's common stock in exchange for the issuance of 41,514,179 shares of the Company’s common stock to the shareholders of Poise. Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, if any, Poise will become a wholly-owned subsidiary of the Company and Poise's shareholders will (a) own up to 70% of the Company's outstanding common stock (subject to reduction by 6% in accordance with the escrow arrangements described below and in the Share Exchange Agreement), (b) designate two of the five members of the Company's board of directors and (c) appoint the Company's executive officers.

Following is a brief description of certain material terms and conditions of the Share Exchange Agreement:

•                  On or prior to the closing of the Share Exchange Agreement, the Company must complete an equity financing of at least $8,500,000 (the “Financing”) by issuing Series A preferred stock at a price of $1.08 per share and warrants to purchase the Company’s common stock at an exercise price of $1.29 per share;
•                  At the closing, we will place 3,558,358 shares of the Company’s common stock issuable to the Poise shareholders at the closing into an escrow account with an escrow agent mutually acceptable to us and the Poise shareholders to be released to either:  (a) the Poise shareholders if High-Tech meets certain financial targets for the period ending December 31, 2008; or (b) to the investors in the Financing described above if High-Tech does not meet the financial targets; and
•                  Poise must deliver to the Company audited financial statements for its last two fiscal years, prepared in accordance with U.S. GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States.

On January 25, 2008, in connection with and as a condition to closing the Share Exchange Agreement, the Company entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MMA Acquisition Company, a Delaware corporation (“MMA Acquisition”), pursuant to which the Company sold substantially all of its assets to MMA Acquisition in exchange for MMA Acquisition’s assuming a substantial majority of the Company's outstanding liabilities. Accordingly, the Company has abandoned the MMA line of business in light of its entry into the Share Exchange Agreement (as defined below) and currently has no business operations, customers or revenue. Accordingly, until the closing of the Share Exchange Agreement (which cannot be assured), the Company remains a "shell company." The total book value of the assets acquired totaled approximately $317,000. The assumed liabilities consist of accounts payable, convertible debt, accrued expenses, and shareholder advances that totaled approximately $360,000.

On January 29, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with ARC Investment Partners, LLC (“ARC”) pursuant to which the Company engaged ARC to provide the Company with various sales, marketing and other advisory services in connection with the Share Exchange Agreement and the Financing, among others. ARC is an entity controlled by Mr. Roseman and Michael Kurdziel, or sole officer and director, is a Managing Director of ARC and currently (without taking into account any securities held by ARC) owns or controls approximately 3.5% of the Company’s outstanding shares of common stock. The term of the Consulting Agreement expires on July 31, 2008. As compensation for the services to be rendered by ARC under the Consulting Agreement, the Company agreed to: (a) issue to ARC a warrant (the “Warrant”) to purchase 4,169,951 shares of the Company’s common stock at an exercise price of $1.08 per share; and (b) pay to ARC a one-time cash fee of $500,000 upon the successful listing of the company on NASDAQ or the American Stock Exchange on or before the first anniversary of the date of the Consulting Agreement, so long as the Company has received a total equity investment of at least $20 million following the execution of the Consulting Agreement and prior to the first anniversary of the date of the Consulting Agreement. The Warrant will vest and be exercisable on the last day of each calendar month during the term of the Consulting Agreement commencing on February 29, 2008 in five equal installments of 694,991 shares per month with the balance of 694,996 shares vesting on July 31, 2008 so that all shares are fully vested and exercisable on such date. If the Company terminates the Consulting Agreement, all unvested portions of the Warrant on the effective date of such termination will become fully vested and immediately exercisable but if ARC terminates the Consulting Agreement, all unvested portions of the Warrant will be forfeited.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, on February 5, 2008, the Company conducted a nine-for-one reverse stock split of the Company's issued and outstanding common stock in anticipation of the Share Exchange Agreement in which every nine shares of the Company’s common stock was converted into one share of the Company's common stock and the Company’s Certificate of Incorporation was amended and restated to, among other things, change the Company's name to “China Energy Recovery, Inc.” in anticipation of the closing of the Share Exchange Agreement.

In connection with the Company's name change, the Company has been assigned a new stock symbol. The Company’s common stock was previously quoted on the OTC Bulletin Board under the stock symbol “MMAI.OB”, and is now quoted on the OTC Bulletin Board under the stock symbol “CRCV.OB”.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective July 19, 2007, our board of directors approved a resolution to dismiss our independent registered public accounting firm, Lawrence Scharfman & Co., CPA P.C., and retain in its place the accounting firm AJ Robbins P.C. Our relationship with Lawrence Scharfman & Co., CPA P.C. ended on July 19, 2007. We do not expect to continue to use the services of Lawrence Scharfman & Co., CPA P.C.

Lawrence Scharfman & Co., CPA P.C. issued its report on our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005. Neither report contained an adverse opinion nor disclaimer of opinion or was modified as to uncertainty (except for our ability to continue as a going concern), audit scope or accounting principles.

During the two most recent fiscal years and the interim period through July 19, 2007, we did not have any disagreements with Lawrence Scharfman & Co., CPA P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events, as described in Item 304(a)(1)(iv) of Regulation S-B.

Also effective July 19, 2007, the board of directors approved a resolution to retain AJ Robbins P.C. as our new independent registered public accounting firm. During our two most recent fiscal years and through July 19, 2007, we did not consult with AJ Robbins P.C regarding either the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.  During our two most recent fiscal years and through July 19, 2007, we have not consulted with AJ Robbins P.C. regarding any of the reportable events described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management has not conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as we are a shell company with no significant operations or assets.

This Annual Report on Form 10-KSB does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation, death, or removal. Our sole director and executive officer as of March 12, 2008 is as follows:

Name	Age	Position
Michael Kurdziel	36	Chairman, President, Chief Executive Officer, Chief Financial Officer, and Secretary

Mr. Michael Kurdziel has been a director since May 2007. He has served as our Chief Executive Officer since April 2007. Mr. Kurdziel is also a Partner and Managing Director of ARC Investment Partners, LLC, a clean tech focused private equity group, a position he has held since September 2005, and a director of Loan Genie Incorporated, a private financial services software firm, a position he has held since November 2007. Prior to joining ARC Investment Partners, LLC, between October 2003 and August 2005, Mr. Kurdziel worked as Director of Corporate Development and Strategy at Activision, Inc., a private company developing videogames, where he oversaw the acquisition of and investment in multiple companies as well as drove long term strategic planning efforts. Before that, he was a senior executive and founding member of DealerTrack (NASDAQ: TRAK), a $1.3 billion market cap concern that is currently the leading provider of software and data solutions for the automotive retail industry, between August 2000 and September 2003. Mr. Kurdziel also worked as a strategic consultant with iXL / Scient Consulting, a strategic consulting firm, between 1999 and July 2000, in which position he worked with numerous Fortune 100 financial services companies including J.P. Morgan Chase, Merrill Lynch and GE Capital. He began his career working for the Strategic Planning and Corporate Development practices of Morgan Stanley and Merrill Lynch in New York City, where he executed numerous merger and acquisition transactions totaling in excess of $3 billion in value in the financial services, media, technology, and service sectors. Mr. Kurdziel holds a B.A. degree from Trinity College.

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

Code of Ethics

We have not currently have a code of ethics in place for the Company. Our business operations are not complex and we have very limited shareholder base. The company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance. We recognize that adopting a code of ethics would be a valuable addition to our corporate structure, but do not believe it is necessary at this time.

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

Item 10. Executive Compensation

Summary of Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the last three completed fiscal years by our former Chief Executive Officer and our current Chief Executive Officer, our only named executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Gammill Former CEO	2007 2006	- -		- -	- -	- -	- -	- -	- -	- -
Michael Kurdziel, CEO	2007 2006	87,930 -	(1)	- -	- -	- -	- -	- -	- -	87,930 -	(1)

No other annual compensation (including a bonus or other form of compensation) or long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, was paid to Mr. Gammill or Mr. Kurdziel during these periods.

(1) Amount was not paid in 2007. In 2008, this obligation to pay Mr. Kurdziel was assumed by MMA Acquisition Company.

Compensation of Directors

Members of our board of directors do not receive equity or cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board of director or committee meetings.

Employment Contracts

On July 1, 2007, the Company entered into a consulting agreement with Mr. Michael Kurdziel, the CEO of the Company. The consulting agreement provided that Mr. Kurdziel will consult with the Company on an ongoing basis. Under the terms of the agreement, Mr. Kurdziel was to be compensated at the rate of $17,586 per month and reimbursed for reasonable out-of-pocket expenses. The consulting agreement had an initial term of three months with automatic monthly renewals and the consulting agreement was terminated on November 30, 2007. The accrued expense for Mr. Kurdziel as of December 31, 2007 was $87,930, of which $17,586 has been capitalized to deferred acquisition costs. Mr. Kurdziel has deferred repayment of all travel and entertainment expenses related to his role of CEO and his work to secure funding. In 2008, all obligations to Mr. Kurdziel under his consulting agreement were assumed by MMA Acquisition.

Options/SAR Grants in Last Fiscal Year

None.

Long-Term Incentive Plan Awards

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding ownership of the common stock as of March 12, 2008 by (1) each person who is known by the company to own beneficially more than 5% of any class of outstanding common stock, and (2) each director of the company, each executive officer of the Company, and all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is China Energy Recovery, Inc., 9440 Little Santa Monica Blvd, Suite 400, Los Angeles, California 90210.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Executive Officers and Directors

Michael Kurdziel, Chief Executive Officer (1)	332,957	3.57%

All executive officers and directors as a group (one person)	332,957	3.57%

5% Stockholders
Adam Roseman (2)	5,607,235	46.33%
Loeb Enterprises II LLC	1,162,282	12.46%
Aran Asset Management SA	888,889	9.53%
Aries Equity Corp.	888,889	9.53%
Bank Sal. Oppenheim Jr & CIE	888,889	9.53%

(1) Mr. Michael Kurdziel controls all 332,957 shares of common stock or approximately 3.5% of the Company’s outstanding common stock through Kaman Ventures LLC.
(2) Mr. Adam Roseman controls through affiliated parties 2,827,271 shares of common stock or approximately 30.33% shares of the Company’s outstanding common stock. The shares are broken down as follows: 1,360,110 are held by R.A.Roseman Holdings LLC, 1,291,377 are held by Tapirdo Enterprises, LLC, and 175,784 are held by ARC Investment Partners, LLC. Mr. Roseman disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. Also includes 2,779,964 warrants issued to ARC Investment Partners, LLC that have vested or will vest within the next 60 days.

The information contained in the above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 9,324,754 shares of common stock outstanding as of March 12, 2008.

The Company does not maintain any equity compensation plans.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions Involving Officers, Directors, and Security Holders

On January 9, 2006, RP Capital acquired a controlling interest in the Company through the acquisition of 19,129 shares of the Company's common stock directly from Andrew E. Mercer, the Company's former President, Chief Executive Officer and Director, and his related entities, stockholders Andrew E. Mercer & Patricia A. Kattus-Mercer, Trustee, and The Mercer Group, Inc., and 83,724 shares of the Company's common stock pursuant to the Securities Purchase Agreement which represented the acquisition of an aggregate of 102,853 shares of the Company's common stock or approximately 51.4% of the Company's total outstanding common stock. The source of funds used as consideration was from cash on hand. No part of the consideration used to acquire control of the Company was from a loan. The total cash consideration used by RP Capital to acquire control of the Company (by acquiring the common stock from the Company's stockholders as described herein) was $200,000. There are no arrangements between the parties that may result in a change of control of the Company.

The Company shares an office in Beverly Hills, CA with a business owned by significant shareholders. The Company has entered into a month-to-month agreement to receive office space and support services for $6,000 per month starting July 1, 2007. The agreement was terminated November 30, 2007. For the year ended December 31, 2007, the Company has expensed $30,000 and has a total accrued balance of $30,000, which is included in accrued expenses.

On July 1, 2007, the Company entered into a consulting agreement with Mr. Michael Kurdziel, the CEO of the Company. The consulting agreement provided that Mr. Kurdziel will consult with the Company on an ongoing basis. Under the terms of the agreement, Mr. Kurdziel was to be compensated at the rate of $17,586 per month and will be reimbursed for reasonable out-of-pocket expenses. The consulting agreement had an initial term of three months with automatic monthly renewals and the consulting agreement was terminated on November 30, 2007. The accrued expense for Mr. Kurdziel as of December 31, 2007 was $87,930, of which $17,586 has been capitalized to deferred acquisition costs. Mr. Kurdziel has deferred repayment of all travel and entertainment expenses related to his role of CEO and his work to secure funding. In 2008, all obligations to Mr. Kurdziel under his consulting agreement were assumed by MMA Acquisition.

As of January 9, 2008, the Company entered into an Amended and Restated Senior Secured Promissory Note in the principal amount of $250,000 (the “Note”) with Tapirdo Enterprises, LLC (“Tapirdo”).  The Note is due on demand and must be repaid by the issuance of 30,000,000 shares of the Company’s common stock, $.001 par value per share (“Common Stock”).  The Note is secured by a lien on all of the assets of the Company.  Tapirdo has demand and piggyback registration rights for the shares of Common Stock underlying the Note.  In the event a registration statement is not (i) filed with the Securities and Exchange Commission (the “SEC”) within 30 days of Tapirdo’s demand to register the Common Stock or (ii) declared effective by the SEC within 120 days of such demand, the Company must issue to Tapirdo additional shares of Common Stock equal to 1% of the shares of Common Stock underlying the Note on such 30th or 120th day, as applicable, and on each 30th day thereafter until such registration statement is filed with, or declared effective by, the SEC.

The Note was originally issued on August 27, 2007 in the principal amount of $250,000.  On January 7, 2008, Tapirdo purchased the Note from the original holder thereof.  On January 9, 2008, Tapirdo converted the Note into 3,333,333 shares of the Company’s Common Stock.  Tapirdo is owned and controlled by Adam Roseman who, along with entities affiliated with Mr. Roseman and after taking into account the shares of Common Stock issued upon conversion of the Note and retained by Tapirdo, currently owns or controls an aggregate of 2,827,271 shares of Common Stock of the Company, or approximately 30.33% of the outstanding shares of Common Stock of the Company.

On January 25, 2008, in connection with and as a condition to closing the Share Exchange Agreement, we entered into and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with MMA Acquisition Company, a Delaware corporation (“MMA Acquisition”). MMA Acquisition is owned by ARC Investment Partners, LLC (“ARC”) and its sole director and officer is Michael Kurdziel. ARC is an entity controlled by Mr. Roseman and Michael Kurdziel, or sole officer and director, is a Managing Director of ARC. Pursuant to the terms of the Asset Purchase Agreement, we sold substantially all of our assets to MMA Acquisition in exchange for MMA Acquisition’s assuming a substantial majority of our outstanding liabilities. The transferred assets consist of letters of intent for the proposed acquisitions of each of MMAWeekly.com, dated June 9, 2007, and Blackbelt TV, Inc., dated July 16, 2007, and all shares of common stock in Blackbelt TV, Inc. owned by the Company, among other things. The total book value of the assets acquired was approximately $317,000. The assumed liabilities consist of accounts payable, convertible debt, accrued expenses and shareholder advances of approximately $360,000. Pursuant to the terms of the Asset Purchase Agreement, we also agreed to change our corporate name within 90 days of January 25, 2008 so as not to include the words “MMA Media” or any derivation of variation thereof.

On January 29, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with ARC pursuant to which we engaged ARC to provide the Company with various sales, marketing and other advisory services in connection with the Share Exchange Agreement and the Financing, among others. The term of the Consulting Agreement expires on July 31, 2008. As compensation for the services to be rendered by ARC under the Consulting Agreement, we agreed to: (a) issue to ARC a warrant (the “Warrant”) to purchase 4,169,951 shares of our common stock at an exercise price of $1.08 per share; and (b) pay to ARC a one-time cash fee of $500,000 upon the successful listing of our company on NASDAQ or the American Stock Exchange on or before the first anniversary of the date of the Consulting Agreement, so long as we have received a total equity investment of at least $20 million following the execution of the Consulting Agreement and prior to the first anniversary of the date of the Consulting Agreement. The Warrant will vest and be exercisable on the last day of each calendar month during the term of the Consulting Agreement commencing on February 29, 2008 in five equal installments of 694,991 shares per month with the balance of 694,996 shares vesting on July 31, 2008 so that all shares are fully vested and exercisable on such date. If we terminate the Consulting Agreement, all unvested portions of the Warrant on the effective date of such termination will become fully vested and immediately exercisable but if ARC terminates the Consulting Agreement, all unvested portions of the Warrant will be forfeited. In the event that we propose to register any of our securities under the Securities Act by filing any form of registration statement (other than on Form S-4 or Form S-8 or the successor form of either of them) at any time after the date of the Consulting Agreement that would legally permit the inclusion of the common stock underlying the Warrant, we must give ARC written notice thereof and provide ARC an opportunity to include in such registration statement all common stock underlying the Warrant.

Item 13. Exhibits

Exhibit No.	Identification of Exhibit

1.1(1)	Placement Agreement between Commerce Development Corporation, Ltd. and Mariner Investment Group, dated February 12, 2003
2.1(1)	Stock Purchase Agreement between Alexander & Wade, Inc. and The Mercer Group, Inc., dated September 1, 2002
2.2(1)	USM Financial Solutions, Inc. Capital Stock Exchange Agreement between Commerce Development Corporation, Ltd., U.S. Microbics, Inc., and USM Capital Group, Inc., dated September 24, 2002
2.3(1)	Stock Purchase Agreement between U.S. Microbics, Inc. and USM Capital Group, Inc., dated January 27, 2003
2.4(1)	Stock Purchase Agreement between Alexander & Wade, Inc. and The Mercer Group, Inc. dated August 2, 2002
3.1(1)	Articles of Exchange dated September 24, 2002
3.2 (5)	Amended and Restated Certificate of Incorporation dated February 5, 2008.
3.3 (5)	Bylaws dated March 29, 2006
4.1(1)	Form of Common Stock Certificate
4.2(1)	Form of Preferred Stock Certificate
10.1(1)	Subscription Agreement
10.2(1)	USM Capital Group, Inc. Independent Client Service Agreement, dated September 16, 2002
10.3(2)	Securities Purchase Agreement with RP Capital, LLC and six accredited investors
10.4 (3)	Amended and Restated Senior Secured Promissory Note dated as of January 9, 2008
10.5 (4)
Share Exchange Agreement made effective as of January 24, 2008 among China Energy Recovery, Inc., Poise Profit International, Ltd. and the selling shareholders of Poise Profit International, Ltd. as set out in the Share Exchange Agreement

10.6 (4)	Asset Purchase Agreement dated January 25, 2008 between MMA Media Inc. and MMA Acquisition Company
10.7 (4)	Form of Warrant issued under the Consulting Agreement
10.8 (4)	Consulting Agreement dated as of January 29, 2008 between MMA Media Inc. and ARC Investment Partners, LLC
21(1)	Subsidiaries of the registrant
23.1	Consent of Independent Certified Public Accountants
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1) Previously filed with Form SB-2 on April 21, 2003.

(2) Previously filed with Form 8-K on January 13, 2006.

(3) Previously filed with Form 8-K on January 15, 2008.

(4) Previously filed with Form 8-K on January 30, 2008.

(5) Previously filed with Form 8-K on February 7, 2008.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $36,345 and $7,500, respectively.

Audit-related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2007 and 2006 were $52,441 and $0, respectively.

Tax Fees. For the years ended December 31, 2007 and 2006, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures. The Company currently does not have a designated audit committee, and accordingly, the Company's board of directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The board of directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC. (a Delaware corporation)

Date: March 28, 2008	By:	/s/ Michael Kurdziel
By: Michael Kurdziel Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ Michael Kurdziel	President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), Secretary and Director	March 28, 2008