Form 10-Q
period 2008-03-31
China Energy Recovery, Inc.
filed 2008-05-19
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission file number 333-104647

CHINA ENERGY RECOVERY, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0843696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7F, De Yang Garden
No. 267 Qu Yang Road
Hongkou District, Shanghai 200081, China
(Address of principal executive offices)
+86 (0)21 5556-0020
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 15, 2008, the registrant had 25,475,080 shares of common stock outstanding.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS	(Unaudited)
SUBSTANTIALLY PLEDGED
Current Assets
Cash and cash equivalents	$119	$1,427
Deferred acquisition costs	-	91,592
Deposit for acquisition	-	225,000
Total current assets	$119	$318,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$108,410	$383,477
Shareholder advances	15,900	25,124
Liabilities to be settled in equity	41,717	41,717
Convertible debt	-	250,000
Total Current Liabilities	166,027	700,318

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value: 50,000,000 shares authorized none outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized; 4,662,334 and 2,995,667 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	4,662	2,996
Additional paid in capital	1,183,560	635,226
Deficit accumulated during development stage	(1,354,130)	(1,020,521)
Total Stockholders' Equity (Deficit)	(165,908)	(382,299)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$119	$318,019

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period May 13,
	For the Three	For the Three	1998 (Date of Inception)
	Months Ended	Months Ended	to March 31,
	March 31, 2008	March 31, 2007	2008
Revenue:	(Unaudited)	(Unaudited)	(Unaudited)
Consulting Fees	$-	$-	$36,000

Cost of Sales	-	-	16,248

Gross Profit	-	-	19,752

Operating Expenses:
General and administrative expenses	125,619	9,293	1,152,417
Depreciation and amortization	-	-	27,896
Total Operating Expenses	125,619	9,293	1,180,313

Other Income (Expenses)	(207,990)	-	(193,569)

Income Tax Expense	-	-	-

Net Loss	$(333,609)	$(9,293)	$(1,354,130)

Loss per common share (Basic and Diluted)	$(0.08)	$(0.01)

Weighted average common shares outstanding	4,094,568	1,348,050

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD MAY 13, 1998 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

	Common Shares	Stock Amount	Additional Paid-In Capital	Common Stock Subscription	Deficit Accumulated During Development Stage	Total
Shares issued at date of inception (May 13,1998) to parent company	2,038	$2	$1,998	$-	$-	$2,000
Net loss	-	-	-	-	(35,202)	(35,202)
Net transfer with Majestic	-	-	35,432	-	-	35,432
Balance at December 31, 1998	2,038	2	37,430	-	(35,202)	2,230
Net loss	-	-	-	-	(70,727)	(70,727)
Net transfer with Majestic	-	-	33,266	-	-	33,266
Balance at December 31, 1999	2,038	2	70,696	-	(105,929)	(35,231)
Net loss	-	-	-	-	(178,138)	(178,138)
Net transfer with Majestic	-	-	56,056	-	-	56,056
Balance at December 31, 2000	2,038	2	126,752	-	(284,067)	(157,313)
Net loss	-	-	-	-	2,711	2,711
Net transfer with Majestic	-	-	37,287	-	-	37,287
Balance at December 31, 2001	2,038	2	164,039	-	(281,356)	(117,315)
Shares issued to consultants in May 2002 in exchange for services rendered at $3.270 per share	729	1	42,899	-	-	42,900
Shares issued to employees and consultants in September 2002 in exchange for services rendered at $0.327 per share	17,617	18	103,782	-	-	103,800
Shares issued in September 2002 in connection with acquisition of USM Financial Solutions, Inc., valued at $0.327 per share	816	1	4,799	-	-	4,800
Common stock subscription	-	-	-	87,250	-	87,250
Net loss	-	-	-	-	(126,043)	(126,043)
Net transfer with Majestic	-	-	6,591	-	-	6,591
Balance at December 31, 2002	21,200	22	322,110	87,250	(407,399)	1,983
Shares issued to sophisticated investors in February 2003 for cash at $27.50 per share	178	-	88,000	-	-	88,000
Common stock issued in February 2003 at $27.266 per share for common stock subscription proceeds received in December 2002	178	-	87,250	(87,250)	-	-
Net loss	-	-	-	-	(131,520)	(131,520)
Balance at December 31, 2003	21,556	22	497,360	-	(538,919)	(41,537)
Common Stock issued for services rendered at $1.359 SH in Apr 2004	204	-	5,001	-	-	5,001
Net loss	-	-	-	-	(21,362)	(21,362)
Balance at December 31, 2004	21,760	22	502,361	-	(560,281)	(57,898)
Net loss	-	-	-	-	(211)	(211)
Balance at December 31, 2005	21,760	22	502,361	-	(560,492)	(58,109)
Common stock issued to accredited investors for cash in January 2006 at $0.063 per share	73,327	73	82,760	-	-	82,833
Shares issued to consultants in January 2006 in exchange for services rendered at $0.063 per share	5,009	5	5,653	-	-	5,658
Common stock issued to accredited investors in April 2006 for cash at $.001 per share	2,895,571	2,896	47,104	-	-	50,000
Write-Down of PP&E			(2,652)			(2,652)
Net loss	-	-	-		(83,422)	(83,422)
Balance at December 31, 2006	2,995,667	2,996	635,226	-	(643,914)	(5,692)
Net loss					(376,607)	(376,607)
Balance at December 31, 2007	2,995,667	2,996	635,226	-	(1,020,521)	(382,299)
Value of beneficial conversion feature			250,000			250,000
Common stock issued for conversion of convertible debt on January 9, 2008 at $.18 per share	1,597,223	1,597	248,403			250,000
Common stock issued for conversion of accrued interest on January 9, 2008 at $.72 per share	69,444	69	49,931			50,000
Net loss					(333,609)	(333,609)
Balance at March 31, 2008	4,662,334	$4,662	$1,183,560	$-	$(1,354,130)	$(165,908)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period May 13,
	For the Three Months	For the Three Months	1998 (Date of Inception)
	Ended March 31,	Ended March 31,	through March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From (To) Operating Activities
Net loss	$(333,609)	$(9,293)	$(1,354,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued in exchange for services rendered	-	-	157,358
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Liabilities settled in equity	-		41,717
Adjustments for expenses previously paid by Majestic on the Company's behalf	-	-	168,632
Common stock issued in connection with acquisition of USM Financial	-	-	4,800
Extinguishment of debt to Majestic	-	-	(107,419)
Depreciation and amortization	-	-	27,895
(Gain) Loss on disposal of assets	(42,010)	-	170,078
Amortization of benefical conversion feature	250,000		250,000
Increase (decrease) in:
Accounts payable and accrued liabilities	63,558	567	447,035

Net cash provided by (used in) operating activities	(62,061)	(8,726)	(192,034)

Cash Flows From (To) Investing Activities
Deposit for acquisition	-	-	(225,000)
Payment of deferred acquistion costs	-		(91,592)
Acquisition of property, plant, and equipment	-	-	(242,634)
Net cash used in investing activities	-	-	(559,226)

Cash Flows From (To) Financing Activities
Proceeds from sale of common stock and stock subscription, net of costs	-	-	308,083
Proceeds from issuance of convertible debt	-	-	250,000
Proceeds from (repayment to) shareholder loans	60,753	8,726	85,877
Due to related parties, net	-	-	107,419
Net cash provided by financing activities	60,753	8,726	751,379

NET INCREASE (DECREASE) IN CASH	(1,308)	-	119

CASH, BEGINNING OF PERIOD	1,427	-	-
CASH, END OF PERIOD	$119	$-	$119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for taxes	-	-	-
Cash paid during the year for interest	-	-	-
Adjustment for common stock issued to Majestic, in connection with stock splits in March and August 2002	-	-	2,000
Common stock issued for services rendered	-	5,658	157,358
Debt and accrued interest converted to common shares	300,000	-	300,000
Acquisition:
Acquisition costs	-	-	4,800
Common stock issued	-	-	(4,800)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Energy Recovery, Inc. (the “Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of the Company's management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2008. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and Line of Business

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

On September 24, 2002, the Company acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Agreement”). Pursuant to the Agreement, USM Financial became a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM Financial. USM Financial is dormant. All significant intercompany balances and transactions have been eliminated in consolidation.

On April 7, 2006, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”), for purposes of changing the Company’s state of incorporation from Maryland to Delaware.

On June 5, 2007, the Company amended its Certificate of Incorporation to change its name from “Commerce Development Corporation, Ltd.” to “MMA Media Inc.” and on August 14, 2007, the Company launched its website announcing the Company’s entry into a new line of business.  Prior to this announcement, the Company provided business management and capital acquisition solutions.  The Company intended to seek to capitalize on the growth of mixed martial arts (“MMA”) by creating a comprehensive media company dedicated to the sport. The Company planned to distribute third party and proprietary mixed martial arts media content, goods and services through multiple media platforms such as the Internet, television and print.  These media platforms were expected to be secured through acquisitions and strategic partnerships. On July 16, 2007, the Company entered into a non-binding Letter of Intent with Blackbelt TV, Inc., a cable network dedicated to martial arts programming, for the acquisition of all or substantially all of the assets or all of the stock of Blackbelt TV, Inc. The acquisition of Blackbelt TV, Inc. was expected to be the foundation of the Company’s strategic plan, however as part of a restructuring, management terminated its plan to enter the MMA media industry. In order to complete its restructuring, the Company sold to a related party the rights to acquire Blackbelt TV, Inc., the deferred acquisition costs associated with the purchase and securities in Blackbelt TV, Inc. in exchange for the assumption of approximately $360,000 in liabilities that consisted of accounts payable, accrued expenses, and shareholder advances.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

On January 24, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Poise Profit International, Ltd., a private British Virgin Islands corporation (“Poise”), and the shareholders of Poise. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise’s common stock in exchange for the issuance of 20,757,090 shares of the Company’s common stock (on a post 1-for-9 reverse stock split basis) to the shareholders of Poise.

On February 5, 2008, the Company’s Certificate of Incorporation was amended and restated, and the Company changed its name to “China Energy Recovery, Inc.”

On April 15, 2008, the Company closed the Share Exchange Agreement pursuant to which it acquired all of the issued and outstanding shares of Poise's common stock in exchange for the issuance of 20,757,090 shares of the Company’s common stock to Poise's stockholders. Upon the closing of the transaction, Poise became the Company’s wholly-owned subsidiary. The transaction has been treated as a reverse merger for reporting purposes and subsequent to the closing of the transaction, the historical financial results of the Company will be those of Poise.

On April 16, 2008, the Company conducted a 1-for-2 reverse stock split of its issued and outstanding common stock pursuant to which each two shares of the Company’s common stock issued and outstanding on the record date of April 15, 2008 was converted into one share of the Company’s common stock. The Company had 50,950,160 shares of common stock issued and outstanding immediately prior to the stock split and 25,475,080 shares thereafter.

Upon closing of the share exchange on April 15, 2008, through Poise's Chinese subsidiary, HAIE Hi-tech Engineering (Hong Kong) Company, Limited (“Hi-tech”), the Company became engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

The Company is headquartered in Shanghai, China and it have manufactured and installed over 100 energy recovery systems in China and internationally. The accompanying consolidated financial statements are those of the shell company prior to the share exchange.

Going Concern and Plan of Operations

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity, and has not earned any substantial revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern. For the period from inception through March 31, 2008, the Company has accumulated losses of $1,354,130.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, successfully integrate with Poise Profit International, Ltd. and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Summary of Significant Accounting Policies

Stock Splits and Increase in Authorized Shares

On April 7, 2006, the Company conducted a 1-for-2,184 reverse stock split and on June 5, 2007, the Company affected a 40-for-1 forward stock split. In addition, on February 5, 2008, the Company affected a 1-for-9 reverse stock split.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

On June 5, 2007, the Company increased the number of authorized shares of the its common stock, par value $0.001, from 50,000,000 to 100,000,000 and increased the number of authorized shares of its preferred stock, $0.001 par value, from 5,000,000 to 50,000,000.

On April 16, 2008, the Company conducted a 1-for-2 reverse stock split of its issued and outstanding common stock pursuant to which each two shares of the Company’s common stock issued and outstanding on the record date of April 15, 2008 was converted into one share of the Company’s common stock.

All share and per share data have been retroactively restated to reflect the three stock splits mentioned above.

Revenue Recognition

The Company recognizes revenues in accordance with SEC SAB 104 ("SAB 104"), “Revenue Recognition.” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through December 31, 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through December 31, 2007 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2008 which if recognized would affect the Company’s effective income tax rate.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or March 31, 2008.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2008, there were no potential dilutive securities outstanding.

Impairment of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment loss was recorded in 2008 or 2007.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

As of March 31, 2008, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

The Company adopted Statements of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”), “Share Based Payment,”under the modified-prospective transition method on January 1, 2006.  SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS 123R for all share-based payments granted after January 1, 2006. SFAS 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and allowed under the original provisions of SFAS 123.  Prior to the adoption of SFAS 123R, the Company would have accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB  25 and related interpretations. The Company has not granted any options to employees.

Stock Based Compensation to Other Than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on current conditions, the adoption of SFAS 159 did not have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) ("SFAS No. 141R"), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 – Capital Stock

The Company has 50,000,000 shares of preferred stock authorized and none outstanding.

Note 4 – Non-Employee Stock Warrants

During the year ended December 31, 2007, the Company granted three year warrants to a consultant. The number of warrants will be determined by a fraction, the numerator of which is $50,000 and the denominator of which is the price per security of the “Next Financing”. The Next Financing means the issuance and sale of equity or equity-linked securities by the Company with gross proceeds to the Company of at least $8,000,000. Each warrant allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing did not occur as of March 31, 2008, the Company has no basis to calculate the number of warrants or the fair value of the warrants. See Note 8 for consummation of the Next Financing on April 15, 2008. The Company has expensed $0 for these warrants during the period.

Note 5 – Related Party Transactions

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances outstanding as of March 31, 2008 was $15,900. They are non-interest bearing and unsecured. No formal repayment terms or arrangements exist.

On January 18, 2008, the Company entered into a registration rights agreement with a total of 18 stockholders who acquired their shares at different times while the Company was still a shell company in private transactions exempt from registration under the Securities Act. Two out of the 18 stockholders were related parties at the time: RA Roseman Holdings, LLC, an entity wholly-owned by Adam Roseman, and Kaman Ventures, LLC and entity wholly-owned by Michael Kurdziel. At the time of this transaction, Mr. Roseman, through affiliated entities he controls, beneficially owned more than 10% of the Company’s outstanding common stock and Mr. Kudziel was the Company’s sole director, chief executive officer and chief financial officer. Pursuant to the terms of the registration rights agreement, the stockholders have demand registration rights pursuant to which the Company is obligated to register shares of the Company’s common stock (and additional shares of the Company’s common stock issuable with respect of such registrable shares of common stock upon stock splits, etc.) on Form S-3 (or on such other form appropriate for such purpose) within 30 days after receipt of a request. The Company is obligated to effect one demand registration on behalf of the investors. In addition, in the event that the Company proposes to register any of its securities under the Securities Act after January 18, 2008 by filing any form of registration statement (other than on Form S-4 or Form S-8 or any successor forms thereof) that would legally permit the inclusion of the shares subject to the registration rights agreement, the Company must provide written notice to the parties to the registration rights agreement of the Company’s intention to do so and shall provide such parties an opportunity to include in such registration statement all shares of common stock subject to the registration rights agreement. These piggy-back registration rights are subject to certain exceptions and conditions. Each party to the registration rights agreement has one piggyback registration right and a registration does not count as a piggyback registration until it has become effective and includes 100% of the shares of common stock subject to the agreement requested by such stockholder to be included in the registration statement.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 6 - Convertible Debt

On August 27, 2007, the Company issued a $250,000 Senior Secured Convertible Promissory Note. The note was payable 90 days from the date of issue with 20% cash interest of the aggregate principal amount. Pursuant to the terms of the Securities Purchase Agreement, the Company was to issue to the noteholder 6,945 shares of common stock and the number of three year warrants determined by a fraction, the numerator of which is 50% of the principal amount of the note and the denominator of which is the price per security of the “Next Financing”. The “Next Financing” means the issuance and sale of equity or equity-linked securities by the Company with gross proceeds to the Company of at least $8,000,000. Each warrant allows the holder to buy one share of the Company’s common stock at a price equal to the price per security of the Next Financing. As the Next Financing did not occur as of March 31, 2008, the Company has no basis to calculate the number of shares of the Company’s common stock issuable upon exercise of the warrants. See Note 8 for consummation of the Next Financing on April 15, 2008. Of the total amount received, the Company allocated $222,222 to the note, $27,778 to the shares to be issued and $0 to the warrants. The allocation of funds to the shares resulted in a discount on the note, which was amortized to interest expense over the life of the note.  The discount has been fully amortized as of December 31, 2007. The Company did not issue the 6,945 shares of common stock pursuant to the loan agreement and the amounts have been recorded as a liability in the accompanying financial statements as liabilities to be settled in equity. This note was in default at December 31, 2007. Effective January 9, 2008, the Company issued an amended and restated senior secured promissory note in the principal amount of $250,000 to Tapirdo Enterprises, LLC. The note was due on demand and was repaid by the issuance of 1,666,667 shares (including $50,000 for accrued interest) of the Company’s common stock (on a post 1 for 2 reverse stock split basis). Tapirdo Enterprises, LLC is owned and controlled by Adam Roseman who on January 9, 2008, along with entities affiliated with Mr. Roseman and after taking into account the shares of common stock issuable upon conversion of the amended and restated senior secured promissory note, owned or controlled approximately 49% of the outstanding shares of the Company's common stock. On January 9, 2008, the Company repaid the note and accrued interest in full by the issuance of 1,666,667 shares of its common stock (on a post 1-for-2 reverse stock split basis). The Company recognized the beneficial conversion feature of $250,000 related to the Amended and Restated Senior Secured Promissory Note, which was fully amortized during the three months ended March 31, 2008.

Note 7 – Disposal of Assets

On January 25, 2008, the Company entered into and closed an Asset Purchase Agreement with MMA Acquisition Company, a Delaware corporation, pursuant to which the Company sold substantially all of its assets to MMA Acquisition Company in exchange for MMA Acquisition Company's assuming a substantial majority of the Company’s outstanding liabilities. The transferred assets consisted of letters of intent for the proposed acquisitions of MMAWeekly.com, dated June 9, 2007, and Blackbelt TV, Inc., dated July 16, 2007, and all shares of common stock in Blackbelt TV, Inc. the Company owned, among other things. The total book value of the assets acquired was approximately $317,000. The assumed liabilities consist of accounts payable, convertible debt, accrued expenses and shareholder advances of approximately $360,000. MMA Acquisition Company is owned by ARC Investment Partners, LLC, one of the Company’s significant stockholders, and MMA Acquisition Company's sole director and officer is Michael Kurdziel, who was also the Company’s sole director and the Company’s Chief Executive Officer at the time of the closing of the sale. ARC Investment Partners, LLC is controlled by Adam Roseman who, along with entities affiliated with Mr. Roseman, including ARC Investment Partners, LLC, owned or controlled approximately 28% of the Company’s outstanding shares of common stock at the time of the sale. Michael Kurdziel is a Managing Director of ARC Investment Partners, LLC and owned or controlled approximately 6% of the Company’s outstanding shares of common stock at the time of the sale. The Company has recognized a gain on disposal of assets for the three month period ending March 31, 2008 in the accompanying financial statements for $42,010.

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 8 – Subsequent Events

On April 15, 2008, the Company consummated the transaction contemplated by the Share Exchange Agreement entered into with Poise and the stockholders of Poise as previously disclosed in the Company's Current Report on Form 8-K filed on April 21, 2008. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Poise's common stock in exchange for the issuance of 20,757,090 (on a post-stock split basis) shares of the Company’s common stock to Poise's stockholders. Upon the closing of the transaction, Poise became the Company’s wholly-owned subsidiary and Poise's stockholders became the owners of approximately 81.5% of the Company’s outstanding common stock (subject to reduction by certain escrow arrangements).

Poise, through its Chinese subsidiary, Hi-tech, is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or for the production of electricity and thermal power. Hi-tech has installed more than 100 energy recovery systems and has deployed and is deploying its systems throughout China and in a variety of international markets including in Egypt, Turkey, Korea, Vietnam and Malaysia.

Simultaneously with the closing of the share exchange, the Company completed an equity financing (the "Financing") of $8,504,181 by issuing an aggregate of 7,874,241 shares of its Series A Convertible Preferred Stock at a price of $1.08 per share and warrants to purchase 1,968,561 shares of its common stock at an exercise price of $2.58 per share. At the closing of the share exchange, the Company placed 1,779,180 shares of its common stock, representing approximately 7% of the Company’s currently outstanding common stock, issued to the Poise stockholders at the closing into an escrow account to be released to either: (a) the Poise stockholders if Hi-tech meets certain financial targets described below for the period ending December 31, 2008; or (b) to the investors in the Financing if Hi-tech does not meet the financial targets. All share amounts reflect the effects of the Company’s April 16, 2008 1-for-2 reverse stock split.

On April 15, 2008 and as a condition to closing of the share exchange, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with 25 accredited investors pursuant to which the Company issued and sold an aggregate of 7,874,241 units at a price per unit of $1.08 with each unit consisting of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, and one warrant to purchase one-half of one share of the Company’s common stock at an exercise price of $1.29 per share. Thus, at the closing, the Company issued 7,874,241 shares of its Series A Convertible Preferred Stock to the investors and the Company also issued warrants to the investors for the purchase of an aggregate of 1,968,561 shares (on a post-stock split basis) of its common stock for an aggregate purchase price of $8,504,181.

The closing of the Financing was expressly conditioned upon: (a) completion of the purchase and sale of shares of the Company’s Series A Convertible Preferred Stock and warrants of not less than $8,500,000 and (b) the Company's execution and delivery of registration rights agreements, as further described below. Part of the minimum amount required in the Financing under the Share Exchange Agreement was satisfied by the conversion of a loan to Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering"), a Variable Interest Entity of Poise, into a subscription for the Company's Series A Convertible Preferred Stock and warrants.

Pursuant to the terms of the Securities Purchase Agreement, the Company is required to register the common stock underlying the Series A Convertible Preferred Stock and the common stock underlying the warrants issued to the investors in the Financing with the SEC for resale by the investors. After commissions, legal fees and transaction expenses, the Company received net proceeds of approximately $6.6 million upon closing the Financing (after taking into account the conversion of the loan to Shanghai Engineering).

CHINA ENERGY RECOVERY, INC.
FORMERLY MMA MEDIA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Pursuant to the Share Exchange Agreement and in connection with the Financing, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the investors. Pursuant to the Registration Rights Agreement, the Company has agreed to register for re-sale all of the shares of common stock underlying the Series A Convertible Preferred Stock and all of the common stock underlying the warrants issued to the investors in the Financing, except that if the SEC limits the number of shares of common stock that may be registered in the registration statement, then the number of shares to be registered shall be reduced accordingly on a pro rata basis to each investor to comply with any such limitation imposed by the SEC.

The Company's authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. Before the closing of the Share Exchange and Financing and on a pre-split basis, there were 9,451,889 shares of common stock and no shares of preferred stock outstanding. The Company issued 41,514,179 shares of common stock in the Share Exchange and 7,874,241 shares of Series A Convertible Preferred Stock and warrants to purchase 3,937,121 shares of common stock in the financing on a pre-split basis.

Immediately upon completion of the Share Exchange and the Financing and after taking into account the Company’s April 16, 2008 1-for-2 reverse stock split, the former Poise stockholders own 20,757,090 shares of the Company’s common stock, representing approximately 81.5% of its issued and outstanding shares of common stock after the closing (including the shares escrowed in the share exchange). The Company's pre-share exchange stockholders own 4,725,945 shares of the Company’s common stock, representing approximately 18.5% of the Company’s issued and outstanding shares of common stock after the closing. The foregoing percentages do not reflect any conversion or exercise of the Series A Preferred Stock or warrants, respectively, issued to the investors in the financing. The following table shows the Company’s share ownership immediately after giving effect to the share exchange, on an actual and a fully-diluted basis:

Owner	Shares, pre-conversion or exercise (post-split)	Shares, fully-diluted (post-split)
Pre-share exchange stockholders of the Company	4,725,945	4,783,815
New Poise stockholders	20,757,090	20,757,090
New preferred stock investors	—	5,614,043

Effective as of the closing of the Share Exchange, Mr. Kurdziel resigned from all his positions as a director and an executive officer of the Company.

On May 6, 2008, the Company filed a Registration Statement on Form S-1 to register common stock pursuant to the registration right agreement.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

China Energy Recovery, Inc. (the “Company,” "we," "us" and "our"), formerly MMA Media Inc., Commerce Development Corporation Ltd., and Majestic Financial Ltd., was originally incorporated under the laws of the State of Maryland in May 1998 with the name Majestic Financial Ltd. From inception to March 31, 2002, we were a wholly-owned subsidiary of The Majestic Companies, Ltd. (“Majestic”, the “Parent”). In March 2002, Majestic’s board of directors approved a plan to spin-off the Company to an entity controlled by Majestic’s former Chief Executive Officer and to Majestic’s stockholders.

We were previously engaged in the limited origination and servicing of new modular building leases. This activity was conducted primarily in the State of California.

On April 29, 2002, we changed our name to Commerce Development Corporation, Ltd., a Maryland corporation.

On September 24, 2002, we acquired USM Financial Solutions, Inc. (“USM Financial”), a wholly-owned subsidiary of U.S. Microbics, Inc., through a Stock Exchange Agreement (“Exchange Agreement”). Pursuant to the Exchange Agreement, USM Financial became our wholly-owned subsidiary.

On April 7, 2006, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation (“CDPC Delaware”), for purposes of changing our state of incorporation from Maryland to Delaware.

On April 7, 2006, we conducted a 2,184-for-1 reverse split of our issued and outstanding capital stock. Pursuant to the reverse stock split, each 2,184 shares of our issued and outstanding common stock on the record date of April 5, 2006 was combined and converted into one share of our common stock. Immediately prior to the reverse stock split, we had 436,824,871 shares of common stock issued and outstanding. After giving effect to the reverse stock split, we had 200,427 shares of common stock issued and outstanding.

On June 5, 2007, we amended our Certificate of Incorporation to (i) change our name from “Commerce Development Corporation, Ltd.” to “MMA Media Inc.”, (ii) increase the number of authorized shares of our common stock, par value $0.001, from 50,000,000 to 100,000,000, and (iii) increase the number of authorized shares of our preferred stock, $0.001 par value, from 5,000,000 to 50,000,000. Additionally, on June 5, 2007, we effected a forward stock split of our common stock whereby each issued and outstanding share of our common stock on the record date of June 5, 2007 was automatically split, subdivided and reclassified as 40 shares of common stock.

On August 14, 2007, we launched our website announcing our entry into a new line of business.  We sought to capitalize on the explosive growth of MMA by creating what we believed to be the first comprehensive media company dedicated solely to the sport. We planned to distribute third party and proprietary mixed martial arts media content, goods and services through multiple media platforms such as the Internet, television and print.  These media platforms were expected to be secured through acquisitions and strategic partnerships.

On January 24, 2008, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Poise Profit International, Ltd., a private British Virgin Islands corporation (“Poise”), and the shareholders of Poise. Poise, through its Chinese subsidiary, HAIE High-Tech Engineering (Hong Kong) Company, Limited. (“High-Tech”), is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy to reuse in industrial processes or to produce electricity and thermal power. High-Tech has installed more than 100 energy recovery systems and has deployed and is deploying its systems throughout China and in a variety of international markets including in Egypt, Turkey, Korea, Vietnam and Malaysia. Pursuant to the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of Poise's common stock in exchange for the issuance of 20,757,090 shares of our common stock (on a post 1-for-2 reverse stock split basis) to the shareholders of Poise. Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, if any, Poise will become our wholly-owned subsidiary

Following is a brief description of certain material terms and conditions of the Share Exchange Agreement:

•
In connection with the closing of the transaction contemplated by the Share Exchange Agreement, we completed an equity financing of approximately $8,500,000 (the “Financing”) by issuing Series A preferred stock at a price of $1.08 per share and warrants to purchase our common stock at an exercise price of $1.29 per share (the per share and exercise prices are reported on a pre-1-for-2 reverse stock split basis);

•
At the closing, we placed 1,779,179 shares of our common stock issuable to the Poise shareholders at the closing into an escrow account with an escrow agent mutually acceptable to us and the Poise shareholders to be released to either:  (a) the Poise shareholders if High-Tech meets certain financial targets for the period ending December 31, 2008; or (b) to the investors in the Financing described above if High-Tech does not meet the financial targets; and

•
Poise delivered to us audited financial statements for its last two fiscal years, prepared in accordance with U.S. GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States.

On January 25, 2008, in connection with and as a condition to closing the Share Exchange Agreement, we entered into and closed an Asset Purchase Agreement with MMA Acquisition Company, a Delaware corporation (“MMA Acquisition”), pursuant to which we sold substantially all of our assets to MMA Acquisition in exchange for MMA Acquisition’s assuming a substantial majority of our outstanding liabilities. Accordingly, we have abandoned the MMA line of business in light of our entry into the Share Exchange Agreement.

In addition, on February 5, 2008, we conducted a 1-for-9 reverse stock split of our issued and outstanding common stock in anticipation of the Share Exchange Agreement in which every nine shares of our common stock was converted into one share of our common stock and our Certificate of Incorporation was amended and restated to, among other things, change our name to “China Energy Recovery, Inc.” All per share amounts have been retroactively restated throughout this Quarterly Report on Form 10-Q to reflect all stock splits (unless otherwise indicated).

In connection with our name change, we have been assigned a new stock symbol. Our common stock was previously quoted on the OTC Bulletin Board under the stock symbols “MMAI.OB” and “CRCV.OB”, and is now quoted on the OTC Bulletin Board under the stock symbol “CGYV.OB”.

On April 15, 2008, we closed the Share Exchange pursuant to which we acquired all of the issued and outstanding shares of Poise's common stock in exchange for the issuance of 20,757,090 shares of our common stock to Poise's stockholders. Upon the closing of the transaction, Poise became our wholly-owned subsidiary.

On April 16, 2008, we conducted a 1-for-2 reverse stock split of our issued and outstanding capital stock pursuant to which each two shares of our common stock issued and outstanding on the record date of April 15, 2008 was converted into one share of our common stock. We had 50,950,160 shares of common stock issued and outstanding immediately prior to the stock split and 25,475,080 shares thereafter.

From inception until 2000, we were engaged in the limited origination and servicing of new modular building leases. We conducted such activity primarily in the State of California and accounted for all the leases we entered into as operating leases. We ceased entering into new leases in 2000. Between 2000 and January 24, 2007, we were in the business of providing business management and capital acquisition solutions. Upon closing of the Share Exchange on April 15, 2008, through Poise's Chinese subsidiary, High-tech, we became engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

We are headquartered in Shanghai, China and we have manufactured and installed over 100 energy recovery systems in China and internationally.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Plan of Operation

We are a development stage company. As shown in the financial statements during the three months ended March 31, 2008 and 2007, we incurred net losses of $333,609 and $9,293, respectively. For the period from inception through March 31, 2008, we have accumulated losses of $1,354,130.

As of March 31, 2008, we had cash on hand of $119.

On January 24, 2008, we entered into the Share Exchange Agreement with Poise and the shareholders of Poise. Poise, through its Chinese subsidiary, High-tech, is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing energy recovery systems capable of capturing industrial waste energy to reuse in industrial processes or to produce electricity and thermal power. Upon completion of the transaction on April 15, 2008, the combined Company had approximately 330 employees primarily based in Shanghai, China. We are now operating a full manufacturing facility as well as research and development department. There are no immediate plans for capital expenditures.

The effect of inflation on our revenue and operating results was not significant. Our operations were located primarily in North America and there were no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of March 31, 2008 in connection with the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.

We assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

CEO and CFO Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Securities Exchange Act of 1934, as amended. We recommend that this Item 4T be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending material legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A. Risk Factors

The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results. For a discussion identifying risk factors and important factors that could cause actual results to differ materially from those anticipated, see the Company's Current Report on Form 8-K filed with the SEC on April 21, 2008 (SEC File No. 333-104647). Such discussion contained therein has not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 23, 2008, the stockholders of the Company approved, by a written consent signed by the holders of at least a majority of the Company's outstanding common stock, the following actions: (i) the Asset Purchase Agreement between the Company and MMA Acquisition Company; (ii) the Share Exchange Agreement between the Company, Poise Profit International Limited and the stockholders of Poise Profit International Limited; (iii) the Amended and Restated Certificate of Incorporation of the Company to, among other things, change the Company's name to China Energy Recovery, Inc.; (iv) the 1-for-9 reverse split of the Company's outstanding common stock; and (v) the Consulting Agreement with ARC Investment Partners, LLC and the Warrant issued thereunder.

In addition, on March 14, 2008, the stockholders of the Company approved, by a written consent signed by the holders of at least a majority of the Company's outstanding common stock, the 1-for-2 reverse split of the Company's outstanding common stock.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Energy Recovery, Inc.

May 19, 2008	By:	/s/ Michael Kurdziel
Michael Kurdziel Former Chief Executive Officer

May 19, 2008	By:	/s/ Michael Kurdziel
Michael Kurdziel Former Chief Financial Officer