Form 10-Q
period 2008-06-30
China Energy Recovery, Inc.
filed 2008-08-14
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _____________________________

Commission File Number: 000-53283

CHINA ENERGY RECOVERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0843696
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7F, De Yang Garden
No. 267 Qu Yang Road
Hongkou District, Shanghai
Shanghai, China	200081
(Address of Principal Executive Offices)	(Zip Code)

+86 (0)21 5556-0020
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the registrant's common stock as of August 14, 2008:

26,934,886 shares of Common Stock, $0.001 par value per share

I

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	UNAUDITED
ASSETS
CURRENT ASSETS:
Cash	$6,633,454	$306,150
Restricted cash	116,810	89,115
Accounts receivable, net of allowance for doubtful accounts of $132,288 and $237,475 as of June 30, 2008 and December 31, 2007, respectively	5,310,768	577,005
Accounts receivable - related parties	-	572,036
Notes receivable	151,736	351,799
Inventories	6,442,551	5,262,329
Costs and estimated earnings in excess of billings	-	1,155,909
Other receivables	72,393	37,852
Advances on inventory purchases	3,215,587	1,995,345
Total current assets	21,943,299	10,347,540

PLANT AND EQUIPMENT, net	707,360	649,392

OTHER ASSETS:
Deferred expense	6,420	-
Long term accounts receivable, retainage	549,265	588,433
Due from shareholder	400,778	463,663
Total other assets	956,463	1,052,096

Total assets	$23,607,122	$12,049,028

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,476,600	$2,196,508
Other payables	277,349	275,591
Other payables - related parties	64,723	60,819
Accrued liabilities	168,238	27,850
Customer deposits	8,650,655	8,052,570
Customer deposits - related parties	1,272,191	-
Taxes payable	1,406,732	719,132
Deferred revenue	1,336,879	930,546
Short term loan payable	379,340	-
Total current liabilities	17,032,707	12,263,016

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value, 50,000,000 shares authorized, 6,670,537 issued and outstanding as of June 30, 2008 and 0 issued and outstanding as of December 31, 2007)	6,670	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 26,934,786 issued and outstanding as of June 30, 2008 and 20,757,090 issued and outstanding as of December 31, 2007)	26,935	20,757
Paid-in-capital	9,038,740	871,787
Deferred compensation	(1,910,725)	-
Contribution receivables	(1,000)	(1,000)
Accumulated deficit	(816,137)	(1,270,165)
Statutory reserves	314,962	204,758
Accumulated other comprehensive loss	(85,030)	(40,125)
Total shareholders' equity	6,574,415	(213,988)

Total liabilities and shareholders' equity	$23,607,122	$12,049,028

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
REVENUES
Third parties	$5,625,984	$1,603,070	$9,808,456	$3,630,272
Related party	48,031	-	48,031	-
Total revenue	5,674,015	1,603,070	9,856,487	3,630,272

COST OF SALES
Third parties	4,821,414	1,279,770	7,954,410	3,077,676
Related party	-	-	-	-
Total cost of sales	4,821,414	1,279,770	7,954,410	3,077,676

GROSS PROFIT	852,601	323,300	1,902,077	552,596

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	892,742	358,455	1,088,261	630,179

INCOME (LOSS) FROM OPERATIONS	(40,141)	(35,155)	813,816	(77,583)

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	20,791	16,833	22,398	18,406
Interest expense, net	(63,204)	(14,045)	(64,777)	(28,601)
Total other income (expense), net	(42,413)	2,788	(42,379)	(10,195)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(82,554)	(32,367)	771,437	(87,778)

PROVISION FOR INCOME TAXES	65,925	35	207,205	6,361

NET INCOME (LOSS)	(148,479)	(32,402)	564,232	(94,139)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(25,482)	(78,089)	(44,905)	(57,588)

COMPREHENSIVE INCOME (LOSS)	$(173,961)	(110,491)	519,327	$(151,727)

EARNING (LOSS) PER SHARE
Basic
Weighted average number of shares	25,695,347	20,757,090	25,482,958	20,757,090
Earning per share	$(0.006)	$(0.002)	$0.022	$(0.005)
Diluted
Weighted average number of shares	25,659,347	20,757,090	26,788,215	20,757,090
Earning per share	$(0.006)	$(0.002)	$0.021	$(0.005)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$564,232	$(94,139)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	51,175	32,202
Change in allowance for uncollectible accounts	-	27,849
Common stock issued for services	110,916	-
Value of warrants related to convertible notes	52,279	-
Amortization of stock-based compensation to consultants	10,245	-
Write off fixed assets	39,006	-
Change in operating assets and liabilities
Accounts receivable	(4,620,211)	370,205
Accounts receivable - related parties	591,813	-
Notes receivable	216,448	108,233
Inventories	(819,008)	(2,263,801)
Costs and estimated earnings in excess of billings	1,195,872	-
Other receivable	(6,913)	27,026
Advances on inventory purchases	(1,001,998)	(479,646)
Long term accounts receivable , retainage	128,977	-
Other assets	(67,731)	(52)
Accounts payable	1,091,134	(521,648)
Other payables	(15,489)	62,032
Other payables - related parties	-	20,473
Accrued liabilities	136,733	291,134
Customer deposits	78,957	2,768,690
Customer deposits - related parties	1,236,789	225,317
Taxes payable	623,590	(495,039)
Deferred revenue	336,959	14,214
Net cash(used in) provided by operating activities	(66,225)	93,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase equipment	(106,011)	(75,933)
Repayment of loan to a shareholder	-	(3,513)
Net cash used in investing activities	(106,011)	(79,446)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds received from a shareholder	90,068	-
Increased in restricted cash	(23,829)
Capital contribution	-	67,150
Proceeds from issuing preferred stock, net of offering costs	6,619,278	-
Shareholder distribution from VIE	(569,627)	(212,724)
Cash proceeds from short term bank loans	368,784	285,362
Net cash provided by financing activities	6,484,674	139,788

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	14,866	1,919

INCREASE IN CASH	6,327,304	155,311

CASH, beginning of period	306,150	147,605

CASH, end of period	$6,633,454	$302,916

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

								Accumulated deficit		Accumulated other
	Preferred stock		Common stock		Paid-in	Deferred	Contribution		Statutory	comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	receivable	Unrestricted	reserves	income (loss)	Totals

BALANCE, January 1, 2007	-	$-	20,757,090	$20,757	$3,798,393	$-	$(1,000)	$(1,871,567)	$165,241	$161,434	$2,273,258

Shareholder contribution					67,150						67,150
Shareholder distribution from VIE					(2,993,756)			-			(2,993,756)
Adjustment to statutory reserve								(18,431)	18,431		-
Net loss								(94,139)			(94,139)
Foreign currency translation loss										(57,588)	(57,588)

BALANCE, June 30, 2007, Unaudited	-	$-	20,757,090	$20,757	$871,787	$-	$(1,000)	$(1,984,137)	$183,672	$103,846	$(805,075)

Adjustment to statutory reserve								(21,086)	21,086		-
Net income								735,058			735,058
Foreign currency translation loss										(143,971)	(143,971)

BALANCE, December 31, 2007	-	$-	20,757,090	$20,757	$871,787	$-	$(1,000)	$(1,270,165)	$204,758	$(40,125)	$(213,988)

Preferred stock issued for cash at $1.08	7,874,241	7,874			6,636,404						6,644,278
Shares issued for reorganization on April 15, 2008			4,717,890	4,718	3,698						8,416
Common stock issued for service			662,500	663	1,710,616	(1,582,877)					128,402
Warrants issued for service at $2.16					338,093	(327,848)					10,245
Cashless exercise of warrant			195,454	195	(195)						-
Conversion of preferred stock	(1,203,704)	(1,204)	601,852	602	602						-
Shareholder distribution from VIE					(522,265)					(8,794)	(531,059)
Adjustment to statutory reserve								(110,204)	110,204		-
Net income								564,232			564,232
Foreign currency translation loss										(36,111)	(36,111)

BALANCE, June 30, 2008, Unaudited	6,670,537	$6,670	26,934,786	$26,935	$9,038,740	$(1,910,725)	$(1,000)	$(816,137)	$314,962	$(85,030)	$6,574,415

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 1 - Organization

China Energy Recovery, Inc. ("CER" or the "Company"), formerly known as MMA Media Inc. and Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May 1998. From the inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. ("Majestic"), and in March 2002, Majestic's Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic's former Chief Executive Officer and to Majestic's stockholders. On September 24, 2002, the Company acquired USM Financial Solutions, Inc. through a Capital Stock Exchange Agreement ("USM Agreement"). Pursuant to the USM Agreement, USM Financial became a wholly-owned subsidiary of the Company. On April 7, 2006, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation, for purposes of changing the Company's state of incorporation from Maryland to Delaware. On June 5, 2007, the Company changed its name to MMA Media, Inc. The Company was considered to be in the development stage since its operations principally involved market research and other business planning activities. In addition, no revenue was generated from its operations. On February 5, 2008, the Company changed its name to China Energy Recovery, Inc.

On January 24, 2008, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Poise Profit International, Ltd., ("Poise Profit"), a company incorporated on November 23, 2007, under the laws of the British Virgin Islands, and the shareholders of Poise Profit. The share exchange transaction closed on April 15, 2008 and resulted in the merger between the Company and Poise Profit. On April 16, 2008, the Company conducted a 1-for-2 reverse stock split pursuant to which each two shares of CER's common stock issued and outstanding on the record date of April 15, 2008 was converted into one share of CER's common stock. Pursuant to the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 shares, or 81.5% of the Company's common stock on a post 1-for-2 reverse stock split basis to the shareholders of Poise Profit. Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Poise Profit is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to April 15, 2008 are those of Posie Profit except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08. Each unit consists of one share of CER's Series A Convertible Preferred Stock, par value at $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share for $8,504,181. After the 1-for-2 reverse stock split conducted on April 16, 2008, 7,874,241 units are convertible into 3,937,120 shares of the Company's common stock and warrants to purchase 1,968,561 shares of the Company's common stock at an exercise price for $2.58 per share. The issuance costs, including commissions, legal fees and transaction expenses directly in connection with this Securities Purchase were $1,884,902.

Poise Profit is an off-shore holding company and has no operating business activities. The majority shareholders of Poise Profit were Chinese citizens. Poise Profit owns 100% of HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech"). Hi-tech was incorporated in Hong Kong on January 4, 2002. Hi-tech has a registered capital of HK$10,000 (approximately $1,000). Hi-tech, through its variable interest entities located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels in the fields of chemical industry, petrochemical industry, oil refinery, fine chemicals, water and power conservancy, metallurgical, environmental protection, waste heat utilization and power generation from waste heat recovery. As of June 30, 2008, there was $1,000 contribution receivable from the shareholders.

Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering") was established in July 1999 and has a registered capital of RMB 6,500,000 (approximately $805,000). The owners of Shanghai Engineering are Mr. Qinghuan Wu (60%) and Mrs. Jialing Zhou (40%). Mr. Wu is the executive director of Shanghai Engineering. Mr. Wu and Mrs. Zhou are husband and wife.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

On December 28, 2005 and effective January 1, 2006, Hi-tech entered into a series of contractual arrangements with Shanghai Engineering and its shareholders comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Engineering, and collect and own all of its net profits. Additionally, Shanghai Engineering's shareholders have granted their voting rights over Shanghai Engineering to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Engineering, Shanghai Engineering and its shareholders have granted Hi-tech the exclusive right and option to acquire all of their equity interests in Shanghai Engineering. Further, Shanghai Engineering shareholders have pledged all of their rights, titles and interests in Shanghai Engineering to Hi-tech. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. Poise Profit consolidates Shanghai Engineering's results, assets and liabilities in its financial statements.

Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental") was incorporated in Shanghai on May 23, 2007. Shanghai Environmental has a registered capital of approximately $67,150 (RMB 500,000). The owners of Shanghai Environmental originally were Mr. Qi Chen (60%) and Mrs. Yajun Liu (40%). According to the share transfer meeting on November 6, 2007, the shares of Mr. Qi Chen and Mrs. Yajun Liu were transferred to Mr. Qinghuan Wu, who became the sole shareholder of Shanghai Environmental. Shanghai Environmental is not an operating company but serves as a vehicle for arranging sales and maximizing tax benefits.

On December 28, 2005 and effective May 23, 2007, Hi-tech entered into a series of contractual arrangements with Shanghai Environmental and its shareholders comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Shanghai Environmental's shareholders have granted their voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and its shareholders have granted Hi-tech the exclusive right and option to acquire all of their equity interest in Shanghai Environmental. Further, Shanghai Engineering's shareholders have pledged all of their rights, titles and interests in the Shanghai Environmental. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. Poise Profit consolidates Shanghai Environmental's results, assets and liabilities in its financial statements.

Through Hi-tech, Poise Profit operates and controls Shanghai Engineering and Shanghai Environmental through the contractual arrangements described above. The reasons that Poise Profit used the contractual arrangements to acquire control over Shanghai Engineering and Shanghai Environmental, instead of acquiring Shanghai Engineering and Shanghai Environmental's assets or equity, are that (i) new PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange, PRC law requires Shanghai Engineering and Shanghai Environmental to be acquired for cash and Poise Profit was not able to raise sufficient funds to pay the full appraised value of Shanghai Engineering and Shanghai Environmental's assets or equity as required under PRC law.

On May 1, 2003, Shanghai Engineering entered into a cooperative manufacturing agreement with a state-owned enterprise, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"). Pursuant to the agreement, Shanghai Si Fang leases one of its manufacturing facilities, Shanghai Si Fang Boiler Factory-Vessel Works Division ("Vessel Works Division") to Shanghai Engineering. Vessel Works Division is a separate legal entity. The agreement is renewed every one to two years and expires on December 31, 2009. According to the agreement, Shanghai Engineering has the following rights: (i) complete control over the operations of Vessel Works Division; (ii) right of use of the property, plant and equipment of Vessel Works Division; (iii) use of the "Si Fang" brand name and license for pressure vessels; and (iv) right to the net profit of Vessel Works Division. Shanghai Si Fang provides quality control for the manufactured products. Shanghai Engineering pays Shanghai Si Fang rent and a management fee. Although Shanghai Engineering owns none of the outstanding equity interests in Vessel Works Division, the agreement provides Shanghai Engineering control over Vessel Works Division and the risks and rewards associated with equity ownership. Shanghai Engineering and Vessel Works Division are the primary operating entities owned or controlled by Poise Profit.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Shanghai Zhuyi Industry Co. Ltd. ("Zhuyi") was incorporated in Shanghai on April 10, 2006. The business scope of Zhuyi was trading in construction materials, metal materials, mechanical equipment, and computers hardware, and providing mechanical equipment design and consultation services. Zhuyi had a registered capital of approximately $63,900 (RMB 500,000). The owners of Zhuyi were Mr. Qi Chen (60%) and Mrs. Jialing Zhou (40%). According to the meeting of shareholders and the revised bylaws dated November 8, 2006, the registered capital was increased to RMB1,000,000. Zhuyi was dissolved in July 2007. Capital of $127,650 (RMB1,000,000) was returned to the owner in January 2008.

Shanghai Haiyin Hi-Tech Engineering Co. Ltd. ("Haiyin") was incorporated in Shanghai on December 3, 2003 with registered capital of approximately $2,904,000 (RMB 24,000,000). The owners of Haiyin were Mr. Qinghuan Wu (60%) and Mrs. Jialing Zhou (40%). Haiyin was engaged in four technology services (development, transfer, consultation and other technology services) in chemical engineering, energy saving, computer and other professional technical fields. Haiyin also was engaged in processing, selling and installation of computer hardware, heat recovery boiler and auxiliary equipment, and chemical engineering devices. In accordance with a shareholders meeting and revision of the company bylaws, the registered capital was decreased to approximately $1,452,000 (RMB 12,000,000) on February 28, 2007 and approximately $121,000 (RMB 1,000,000) on May 28, 2007, separately. Haiyin's application about closing business was approved by the Chinese government authority in December 2007. Haiyin had no business activity after December of 2007, and on April 18, 2008, the remaining registered capital of $121,000 had been returned as the result of a distribution from another variable interest entity.

On March 5, 2008, Hi-tech and Shanghai Engineering jointly formed Shanghai Haie Investment Consultation Co., Ltd. ("JV Entity"). JV Entity is 10% owned by Shanghai Engineering and 90% owned by Hi-tech with registered capital of approximately $9.23 million (RMB 65,000,000). On March 21, 2008, JV Entity received an Enterprise Corporation Business License from the Shanghai Administration for Industry and Commerce. On April 25, 2008, $6 million registered capital was injected, and contribution receivables amounted to $3.23 million as of June 30, 2008. In compliance with the new Chinese regulation effective January 2008, on June 16, 2008, JV Entity's Board of Director approved the plan to dissolve the JV Entity. The application of closing business was approved by Chinese government authority in July 2008. The registered capital of $6 million will be returned to Hi-tech shortly.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financials statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, Hi-tech, Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin, Shanghai Environmental, and JV Entity are collectively hereinafter referred to as ("the Company").

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation of variable interest entities

In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental are VIEs and that the Company is the primary beneficiary. Under the requirements of FIN 46R, the Company consolidated the financial statements of Hi-tech, Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental. As all companies are under common control (see Note 1). The financial statements have been prepared as if the arrangements described above had occurred retroactively. Intercompany items have been eliminated.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(b) Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in these interim financial statements should be read in conjunction with information included in the Company's financial statements for the years ended December 31, 2007 appearing elsewhere and in the Company's Current Report on Form 8-K filed on April 21, 2008.

(c) Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state owned banks within the PRC and in banks located in the Hong Kong which amounts are not covered by insurance. As of June 30, 2008 and December 31 2007, the Company had deposits totaling $6,509,568 and $395,265 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2008, three customers accounted for 70.3% of the Company's sales. For the six months ended June 30, 2007, 52.3% of the Company's sales were from three customers. Receivables from the three customers were 69.1% of total account receivables at June 30, 2008.

For the six months ended June 30, 2008, one supplier provided approximately 13.1% of the Company's purchases of raw materials. There was no purchase concentration for the six months ended June 30, 2007.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the country, and by the general state of the country's economy. The Company's operations in PRC are subject to specific considerations and significant risks not typically associated with companies carrying out operations in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $116,810 and $89,115 as of June 30, 2008 and December 31, 2007, respectively.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(d) Allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of June 30, 2008 and December 31, 2007, management concluded its allowance for bad debts in the amount of $132,288 and $237,475, respectively, were sufficient.

The following table consists of allowance for doubtful accounts at June 30, 2008 and December 31, 2007.

Allowance for bad debt, 1/1/2007	$61,948
Addition	171,556
Recovery	(7,111)
Translation adjustment	11,082
Allowance for bad debt, 12/31/2007	$237,475
Addition	-
Recovery	(117,079)
Translation adjustment	11,892
Allowance for bad debt, 6/30/2008	$132,288

(e) Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale.

(f) Plant and equipment, net

Fixed assets are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

Management considers that the Company has a 5% residual value for equipment. The estimated useful lives are as follows:

Transportation equipment	10 years
Machinery equipment	10 years
Office equipment	5-10 years

The gain or loss on disposal of fixed assets is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

(g) Impairment of assets

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of June 30, 2008, management believes there are no impairments of long-lived assets.

(h) Income taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

The Company reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of June 30, 2008 and December 31, 2007, respectively.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except for individual income tax.

Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax ("VAT"). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

(i) Stock Based Compensation to Other Than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R, "Accounting for Stock-Based Compensation," and the conclusions reached by EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(j) Revenue recognition

The Company derives revenues principally from (a) sales of energy recovery systems, (b) provision of design services, and (c) provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing to installation. In providing design services, the Company designs energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage the Company to manufacture the designed system or choose to present the Company's drawings to other manufacturers for manufacturing and installation. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system and the Company is involved throughout the entire process from design to installation.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Sales of the Company's energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, the Company ships the products to its customers in their entirety in one batch. The Company generally recognizes revenues from product sales when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the customer; (ii) products are shipped; (iii) title and risk of ownership have passed to the customer, which generally occurs at the time of delivery; (iv) the customer accepts the products upon quality inspection performed by them; (v) the purchase price is agreed to between the Company and the customer; and (vi) collectability is reasonably assured. Net revenues represent the invoiced value of products, less returns and discounts, and net of value-added tax.

The Company recognizes revenues from design services when the services are provided, the design drawings are delivered, invoices are issued and collectability is reasonably assured. The Company generally delivers the drawings in one batch.

In accordance with Statement of Position (SOP) 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and (1981) and Accounting Research Bulletin Opinion No. 45, Long-Term Construction-Type Contracts ("ARB 45"), the Company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which we recognize revenue.

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually one to two years). Pursuant to paragraph 14 of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, when disclosing product warranties, the guarantor is required to disclose: (i) the guarantor's accounting policy and methodology used in determining its liability for product warranties, and (ii) a tabular reconciliation of the changes in the guarantor's aggregate product warranty liability for the reporting period. The Company records the retainage as deferred revenue until the customers pay it after the warranty period expires, at which time the Company recognizes revenue. Further, a tabular reconciliation of the changes in the company's aggregate product warranty liability for the reporting period is included in note 7 to these consolidated financial statements.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $263,282 and $9,106 for the six months ended June 30, 2008 and 2007, respectively; and $180,369 and $8,919 for the three months ended June 30, 2008 and 2007, respectively.

(k) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental use their local currency, Renminbi ("RMB") as their functional currency. Hi-tech uses its local currency, Hong Kong dollar ("HK$") as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2008 and 2007, foreign currency translation loss amounted to $44,905 and $57,588, respectively. For the three ended June 30, 2008 and 2007, foreign currency translation loss was $25,482 and $78,089, respectively.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss in the consolidated statement of shareholders' equity amounted to $85,030 and $40,125 as of June 30, 2008 and December 31, 2007, respectively. The balance sheet accounts with the exception of equity at June 30, 2008 were translated at RMB6.87 to $1.00 or HK$7.80 to $1.00., and were translated at RMB7.29 to $1.00 or HK$7.80 to $1.00 at December 31, 2007.

The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2008 and 2007 were RMB7.07 to $1.00 or HK$7.80 to $1.00, and RMB7.73 to $1.00 or HK7.81 to $1.00, respectively.

(l) Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measurements. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company's long term accounts receivable retainage amounted to $549,265 at June 30, 2008. Because there is no quoted or observable market price for the fair value of retainage, the Company used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the contracted amount. The contracted amount of the long term accounts receivable, retainage approximated the fair value as of June 30, 2008.

The balance of Due from shareholder was $400,778 at June 30, 2008. Because Due from shareholders was expected to be collected in the near future, the Company used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the carrying value. The carrying value of the Due from shareholder approximated the fair value as of June 30, 2008.

	Carrying Value as of June 30, 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Long term accounts receivable, retainage	$549,265			$549,265
Due from shareholder	$400,778			$400,778

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(m) Costs and estimated earnings in excess of billings

The current assets, "Costs and estimated earnings in excess of billings", represent revenue recognized in excess of amounts billed for the EPC contracts whose revenue is recognized under the percentage of completion method.

	June 30, 2008	December 31, 2007
	(Unaudited)
Contracts costs incurred plus recognized profits less recognized losses to date	$-	$2,991,865
Less progress billings	-	1,835,956
Costs and estimated earnings in excess of billings	$-	$1,155,909

(n) Beneficial conversion feature of Series A convertible preferred stock

The Company determined that the Series A convertible preferred stock contains a beneficial conversion feature and should be accounted for using EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 ''Application of Issue 98-5 to Certain Convertible Instruments'' since the convertible preferred stock was issued below the common share price at the date of issuance.

In accordance with EITF 00-27 and EITF 98-5, The Company used the black-scholes option pricing model in calculating the fair value of detachable warrants at the date of issuance based on the following assumptions and resulted in the total value of warrants was $8,023,271:

Number of warrants valued	Expected Life (years)	Exercise price	Expected Volatility	Dividend Yield	Stock price at valuation date	Risk Free Interest Rate
3,937,122	5.00	$1.29	125%	-	$2.30	1.84%

The Company then used the relative value to allocate the value of the warrants and the value of the Series A Preferred Stock. Based on this method, the amount allocated to the Series A Preferred Stock and the warrants was $2,992,296 and $ 3,626,982, respectively, out of the net proceeds of $6,619,278 that the Company received in the Financing.

(o) Recent accounting pronouncements

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115". SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), "Business Combinations", was issued. SFAS No. 141R replaces SFAS No. 141, "Business Combinations". SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133". SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company's financial statements.

In May 2008, the FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will not have an impact on the Company's financial statements.

In June 2008, the FASB issued EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 "Accounting for Derivatives and Hedging Activities" specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company's consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In June 2008, FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5". The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the consolidated financial statements.

(p) Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Note 3 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for period ended June 30, 2008 and 2007:

	2008	2007
For the six months ended June 30, 2008 and 2007
Net income(loss) for basic and diluted earnings per share	$564,232	$(94,139)

Weighted average shares - basic	25,482,958	20,757,090
Diluted effect of convertible preferred stocks and warrants	1,305,257	-
Weighted average shares - diluted	26,788,215	20,757,090

Earnings(loss) per share:
Basic	$0.022	$(0.005)
Diluted	$0.021	$(0.005)

For the three months ended June 30, 2008 and 2007
Net loss for basic and diluted earnings per share	$(148,479)	$(32,402)

Weighted average shares - basic and diluted	25,695,347	20,757,090

Loss per share:
Basic and Diluted	$(0.006)	$(0.002)

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

All warrants and convertible preferred stock were excluded from the diluted loss per share due to the anti-diluted effect.

Note 4 - Accounts Receivable

	June 30, 2008	December 31, 2007
	(Unaudited)
Accounts receivable	$5,992,321	$1,402,913
Allowance for bad debts	(132,288)	(237,475)
Accounts receivable, net	5,860,033	1,165,438
Account receivables-non-current retainage	(549,265)	(588,433)
Account receivable - current, net	$5,310,768	$577,005

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage for pending completion of quality inspection during the limited warranty period. Generally, the Company provides most of its customers with a limited one to two years warranty period during which to complete the quality inspection. The Company records the retainage as deferred revenue (see note 8). When the products pass the quality inspection or the warranty period expires, customers pay the retainage fee and the Company recognizes sales revenue.

As of June 30, 2008 and December 31, 2007, amounts billed under contracted retainage provisions were $1,336,879 and $930,546, respectively. These amounts are included in deferred revenue until earned.

The following table consists of Long term retainage receivables expected to be collected in 2009.

Amount
For the year ended December 31, 2009	$549,265
Thereafter	-
Total	$549,265

Note 5 - Related Party Transactions

As of June 30, 2008 and December 31, 2007, the Company had the following amounts due from/to Mr. Qinghuan Wu, one of the Company's directors, a significant shareholder, and the Company's Chairman of the Board and Chief Executive Officer. Mr. Wu was also a majority shareholder of Poise Profits before the April 15, 2008 acquisition and is currently a significant shareholder of all of the Company's variable interest entities. Mr. Wu has a non-controlling interest in Zhejiang Jia Hua Industry Park Investment Development Co., Ltd., ("Jiahua Investment")

	June 30, 2008	December 31, 2007
	(Unaudited)
Loan to shareholder, Mr. Wu	$400,778	$463,663
Jiahua Investment
Account receivable	$-	$572,036
Customer deposit	$1,272,191	$-
Other payable	$64,723	$60,819

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

All due from/to related parties for convenience purposes will be settled on demand with cash. In July 2008, Mr. Wu returned approximately $233,000 or RMB 1,600,000 to the Company. The Company expects that Mr. Wu will pay off the remaining balance of approximately $168,000 by the end of 2008.

For the six months and three months ended June 30, 2008, the Company recognized sales to Jiahua Investment amounted $48,031 and $0, respectively. For the same periods of last year, no related party sale was recognized.

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Wu to lease an office. For the six months ended June 30, 2008 and 2007, the Company incurred $2,000 each quarter to Mr. Wu's son for rental expense.

Note 6 - Inventories

As of June 30, 2008 and December 31, 2007, inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$2,200,034	$1,228,140
Work in progress	4,242,517	4,034,189
Total	$6,442,551	$5,262,329

There was no allowance for potential losses on inventories as of June 30, 2008 and December 31, 2007.

Note 7 - Plant and Equipment, Net

As of June 30, 2008 and December 31, 2007, plant and equipment consist of following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Machinery equipment	$510,754	$461,466
Transportation equipment	247,818	232,871
Office equipment	296,695	232,514
Subtotal	1,055,267	926,851
Accumulated depreciation:	(347,907)	(277,459)
Plant and equipment, net	$707,360	$649,392

Depreciation expense for the six months ended June 30, 2008 and 2007 were $51,175 and $32,202, respectively; depreciation expense for the three months ended June 30, 2008 and 2007 were $25,120 and $16,879, respectively.

Note 8 – Deferred Revenue

Deferred revenue represents the retainage held by customers during the quality inspection process. When the products pass the inspection, customers pay the retainage fee and the Company recognizes sales revenue (See note 4). As of June 30, 2008 and December 31, 2007, deferred revenue amounted to $1,336,879 and $930,546, respectively.

Deferred revenue, 1/1/2007	$710,859
Addition	532,220
Collection	(368,626)
Translation adjustment	56,093
Deferred revenue, 12/31/2007	$930,546
Addition	527,024
Collection	(190,065)
Translation adjustment	69,374
Deferred revenue, 6/30/2008	$1,336,879

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 9 – Short Term Bank Loans

The Company had a total of $379,340 and $0 in short term loans from one bank in China at June 30, 2008 and December 31, 2007, respectively. This loan matures in one year or less. The average interest rates were approximately 7.47%. The bank loan was collateralized by Shanghai Engineering's office building, which is owned by Mr. Wu.

Interest expense for the six months ended June 30, 2008 and 2007 were $12,167 and $9,149, respectively; and interest expense for the three months ended June 30, 2008 and 2007 were $10,559 and $5,160, respectively.

Note 10 - Taxation

Effective January 1, 2008, the New Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs") in the PRC. The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DES and FIEs. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

Pursuant to the PRC Income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity.

Vessel Works Division was subject to enterprise income tax at a statutory rate of 33% before January 1, 2008, and is subject to 25% income tax rate thereafter.

No provision for taxation has been made for Hi-tech for the six months ended June 30, 2008 and 2007, as it did not generate any taxable profits during the periods.

Zhuyi was subject to enterprise income tax at a statutory rate of 6% on design service revenue and 0.6% on products revenue.

Haiyin is subject to enterprise income tax at a statutory rate of 4% on service revenue and 0.5% on products revenue.

Shanghai Environmental enjoyed a tax exemption from June 2007 to December 2008 according to tax bureau declaration.

	June 30, 2008	June 30, 2007
	(Unaudited)
Provision for China income tax	$188,368	$5,783
Provision for China local tax	18,837	578
Total provision for taxes	$207,205	$6,361

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The following table reconciles the statutory rates to the Company's effective tax rate for the six months ended June 30, 2008 and 2007.

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(8.5)	(25.5)
Effective tax rate	16.5%	7.5%

The estimated tax savings from the tax exemptions for the six months ended June 30, 2008 and 2007 amounted to $101,653 and $26,101, respectively. The net effect on basic earnings (loss) per share had the income tax been applied would decrease earning per share from $0.022 to $0.018 for the six months ended June 30, 2008 and increase loss per share from $0.005 to $0.006 for the six months ended June 30, 2007. The estimated tax savings from the tax exemptions for the three months ended June 30, 2008 and 2007 amounted to $28,885 and $5,806, respectively. The net effect on loss per share had the income tax been applied would increase loss per share from $0.006 to $0.007 for the three months ended June 30, 2008. The net effect on loss per shares had the income tax been applied would be immaterial for three months ended June 30, 2007.

Value added tax

Value Added Tax ("VAT") on sales and VAT on purchases amounted to $2,630,360 and $1,975,066 for the six months ended June 30, 2008 and $1,895,620 and $1,916,157 for the six months ended June 30, 2007, respectively. VAT on sales and VAT on purchases were $844,378 and $908,598 for the three months ended June 30, 2008 and $926,367 and $1,415,281 for the three months ended June 30, 2007, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,2008	December 31, 2007
	(Unaudited)
VAT tax	$995,532	$490,875
Other taxes	411,200	228,257
Total tax payable	$1,406,732	$719,132

Note 11 - Commitments and Contingencies

Operating lease

As of June 30, 2008, the Company had commitments under an operating lease with Mr. Wu's son (see Note 5) for office premises, requiring annual minimum future rentals as follows:

For year ended December 31,	Amount
2008	4,000
Thereafter	-

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Share Registration Requirement

The Company and the purchasers of its Series A preferred stock (investors) entered into a Registration Right Agreement which is related to the Securities Purchase Agreement discussed in Note 1. Pursuant to the agreement, the Company is required to use its commercially reasonable efforts to cause the Registration Statement to become effective no later than 150 calendar days after the closing date (April 15, 2008). If the Registration Statement has not been declared effective by the SEC on or before the required effective date, as the case maybe, and each 30th day thereafter, the Company has to make a payment to the investors as partial compensation for such delay equal to 1% of the purchase price paid for the preferred shares and not previously sold by the investors until the Registration Statement is declared effective by the SEC, but not to exceed in the aggregate 10% of such purchase price. The Company filed the Registration Statement on May 6, 2008 and this Registration Statement had not been declared effective as of June 30, 2008.

Note 12 - Segment Information

The Company derives revenue from the following sources (i) manufacture and sale of products; (ii) design services and (iii) EPC contracts that involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation. Revenue by the above categories for the six months ended June 30, 2008 and 2007 are summarized as follows:

	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Product	$8,968,632	$3,487,591
Services	833,665	142,681
EPC contracts	54,190	-
Totals	$9,856,487	$3,630,272

Revenue by the above categories for the three months ended June 30, 2008 and 2007 are summarized as follows:

	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Product	$5,616,451	$1,576,990
Services	57,564	26,080
EPC contracts	-	-
Totals	$5,674,015	$1,603,070

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 13 – Supplemental Disclosure of Cash Flow

Total interest paid amounted to $12,167 and $9,149 for the six months ended June 30, 2008 and 2007, respectively.

Total income tax paid amounted to $45,977 and $7,106 for the six months ended June 30, 2008 and 2007, respectively.

The Company prepares its statements of cash flows using the indirect method as defined under the SFAS 95. The following information relates to non-cash investing and financing activities for 2008.

On June 25, 2008, 1,203,704 shares of series A preferred stock were converted to 601,852 shares of common stock.

Note 14 - Retirement Benefits

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company and its PRC subsidiary are required to maintain a defined contribution retirement plan for all of its employees who are residents of the PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributes to a state sponsored retirement plan approximately 22% of the base salary of each of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable for all past and present employees.

The Company made contributions of $22,079 and $22,858 for employment benefits, including pension for the six months ended June 30, 2008 and 2007, respectively.

Note 15 - Statutory reserve

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company and its PPC subsidiary are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 15% (10% starting from January 1, 2007) of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2008 and 2007, the Company transferred $110,204 and $18,431, respectively, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.

Note 16 – Shareholders' equity

Preferred stock

On April 15, 2008, the Company issued 7,874,241 shares of convertible Series A preferred stock as a result of closing of the Share Exchange disclosed in Note 1. 1,203,704 shares of convertible Series A preferred stock were converted to 601,852 shares of the Company's common stock on June 25, 2008.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Common stock

On April 15, 2008, as the result of closing of the Share Exchange disclosed in Note 1, the Company acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 (on a post-stock split basis) shares of the Company's common stock.

At the closing of the Share Exchange, the Company placed 1,779,180 shares of its common stock into an escrow account, those shares are to be released the former Poise Profit shareholders if Hi-tech meets certain financial targets described below for the year ending December 31, 2008

(i)	gross revenue is at least RMB 150 million (approximately $21.3 million) and
(ii)	gross margin is at least RMB30 million (approximately $4.3 million).

In the event Hi tech does not achieve the aforementioned financial targets, the escrowed shares will be released to the 25 investors pro rata based upon their investment amounts in the Financing closed on April 15, 2008.

In February 2008, the Company entered into several agreements with five third party companies and agreed to issue a total of 475,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of common stock in exchange for investor relationship services. Market value of the services to be received amounted to $950,000. 475,000 shares were issued in May 2008.

On March 17, 2008, the Company entered an agreement with a third party company and agreed to issue 175,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of the Company's common stock in exchange for consulting services which are worth $700,000. 175,000 shares of common stock were issued in June 2008.

On June 6, 2008, the Company issued 12,500 shares of common stock as payment for service. The agreement was entered in January 2008 while the market value of the service to be received was approximately $9,000.

On June 20, 2008, the Company issued 250,000 warrants to ARC China, Inc., a company owned by Mr. Adam Roseman, whose affiliates are shareholders of the Company, in exchange for consulting services. Total value of service to be received was $338,093. 250,000 warrants were exercised in a cashless method, and 195,454 shares of common stock were issued on June 23, 2008.

Distribution from variable interest entities

For the six months ended June 30, 2008 and 2007, distributions from the variable interest entities prior to the reorganization amounted to $2,993,756 and $522,265, respectively.

Warrants

On August 27, 2007, the Company issued 57,870 warrants at an exercise price of $2.16 with expected life of 3 years as a condition to making a Convertible Promissory Note. The fair values of the warrants were estimated using the Black-Scholes option-pricing model at the closing date of the financing on April 15, 2008 per the Share Exchange Agreement disclosed in Note 1.

Pursuant to the Securities Purchase Agreements executed on April 15, 2008 as disclosed in Note 1, the Company issued 3,937,122 warrants at an exercise price of $1.29, exercisable six months after issuance with expected life of five years. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.

On June 20, 2008, the Company entered into a consulting agreement with ARC China, a company owned by Adam Roseman, whose affiliated are shareholders of the Company. Pursuant to the agreement, 250,000 warrants were vested and became exercisable upon execution of the consulting agreement. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company has granted the holders of certain of the Company's warrants registration rights for the underlying shares of the Company's common stock. The Company has complied with the registration requirements through June 30, 2008, and therefore, has not accrued any penalties under the applicable registration rights.

The following table summarized the assumptions used in the Black-Scholes option-pricing model when calculating the fair value of the warrants:

Number of warrants valued	Expected Life (years)	Exercise price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
57,870	1.00	$2.16	125%	-	1.49%	$52,279
3,937,122	5.00	$1.29	125%	-	1.84%	$3,626,982
250,000	2.50	$2.16	125%	-	2.91%	$338,093

Due to the short trading history of the Company's common stock, the Company used the similar public companies' (similar industry, similar size, length of operating) market price to calculate the volatility, which was 125%.

ARC China exercised 250,000 warrants listed in above table into 195,454 shares of the Company's common stock on June 23, 2008 in a cashless manner.

Following is a summary of the warrant activity:

Outstanding as of January 1, 2007	-
Granted	57,870
Forfeited	-
Exercised	-
Outstanding as of December 31, 2007	57,870
Granted	4,187,122
Forfeited	-
Exercised	250,000
Outstanding as of June 30, 2008	3,994,992

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.16	57,870	2.17	$2.16	57,870	2.17
$1.29	3,937,122	5	-	-	-
Total	3,994,992			57,870

Note 17 - Subsequent events

On June 16, 2008, JV Entity's board of directors approved to discontinue Shanghai Haie Investment Consultation Co., Ltd. The application for discontinuance was accepted by the government on July 1, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the potential for and effect of future governmental regulation, fluctuation in global energy costs, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting manufacturers of energy recovery systems and the industry segments they serve; the adverse effect of governmental regulation and other matters affecting energy recovery system manufacturers; increased competition in the industry; our dependence on certain customer segments; the availability of and costs associated with potential sources of financing; difficulties associated with managing future growth; our inability to increase manufacturing capacity to meet demand; fluctuations in currency exchange rates; restrictions on foreign investments in China; uncertainties associated with the Chinese legal system; the loss of key personnel; and our inability to attract and retain new qualified personnel.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The disclosures about our history reflect the Company's capital structure as of the time of the occurrences described and do not take into account subsequent stock splits or other adjustments to the Company's capital structure.

We incorporated in the State of Maryland in May 1998 under the name Majestic Financial, Ltd. From inception to March 31, 2002, we were a wholly-owned subsidiary of The Majestic Companies, Ltd. In March 2002, The Majestic Companies, Ltd.'s board of directors approved a plan to spin-off our company to an entity controlled by The Majestic Companies, Ltd.'s former chief executive officer and to The Majestic Companies, Ltd.'s stockholders.

In 2002, we conducted a 1-for-10 reverse stock split of our issued and outstanding capital stock pursuant to which each ten shares of our common stock issued and outstanding on the record date of August 31, 2002 was converted into one share of our common stock. We had 27,150,000 shares of common stock issued and outstanding immediately prior to the reverse stock split and 2,715,000 shares thereafter.

We changed our name to Commerce Development Corporation, Ltd. in April 2002.

On September 24, 2002, we acquired USM Financial Solutions, Inc. through a Capital Stock Exchange Agreement. Pursuant to the agreement, USM Financial Solutions became our wholly-owned subsidiary. USM Financial Solutions has no assets and liabilities and has had no business activities since December 31, 2002.

On April 7, 2006, we entered into an Agreement and Plan of Merger with a newly formed wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation, for purposes of changing our state of incorporation from Maryland to Delaware. On the same day, we conducted a 2,184-to-1 reverse stock split of our issued and outstanding capital stock pursuant to which each 2,184 shares of our common stock issued and outstanding on the record date of April 5, 2006 was converted into one share of our common stock. We had 98,285,596 shares of common stock issued and outstanding immediately prior to the reverse stock split and 45,096 shares thereafter.

Effective June 5, 2007, we changed our name to MMA Media Inc. and conducted a 40-for-1 forward stock split of our issued and outstanding capital stock pursuant to which each one share of our common stock issued and outstanding on the record date of June 5, 2007 was split into 40 shares of our common stock. We had 1,348,050 shares of common stock issued and outstanding immediately prior to the forward stock split and 53,922,000 shares thereafter.

On August 14, 2007, we launched our website announcing our entry into a new line of business. We sought to capitalize on the explosive growth of mixed martial arts by creating what we believed to be the first comprehensive media company dedicated solely to the sport. We planned to distribute third party and proprietary mixed martial arts media content, goods and services through multiple media platforms such as the Internet, television and print. These media platforms were expected to be secured through acquisitions and strategic partnerships.

On January 24, 2008, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Poise Profit International, Ltd. ("Poise Profit") and the shareholders of Poise Profit. Pursuant to the Share Exchange Agreement, we agreed to acquire 100% of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 41,514,179 shares of our common stock to the shareholders of Poise Profit. The share exchange (the "Share Exchange") transaction was consummated on April 15, 2008.

On January 25, 2008, we entered into and closed an Asset Purchase Agreement with MMA Acquisition Company, a Delaware corporation, pursuant to which we sold substantially all of our assets to MMA Acquisition Company in exchange for MMA Acquisition Company's assuming a substantial majority of our outstanding liabilities. The transferred assets consisted of letters of intent for the proposed acquisitions of MMAWeekly.com, dated June 9, 2007, and Blackbelt TV, Inc., dated July 16, 2007, and all shares of common stock in Blackbelt TV, Inc. we owned, among other things. The total book value of the assets acquired was approximately $317,000. The assumed liabilities consist of accounts payable, convertible debt, accrued expenses and shareholder advances of approximately $360,000.

Effective February 5, 2008, we changed our name to China Energy Recovery, Inc. and conducted a 1-for-9 reverse stock split of our issued and outstanding capital stock pursuant to which each nine shares of our common stock issued and outstanding on the record date of February 4, 2008 was converted into one share of our common stock. We had 85,067,000 shares of common stock issued and outstanding immediately prior to the reverse stock split and 9,451,889 shares thereafter.

On April 15, 2008, we closed the Share Exchange pursuant to which we acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 41,514,179 shares of our common stock to Poise Profit's stockholders. Upon the closing of the transaction, Poise Profit became our wholly-owned subsidiary.

On April 16, 2008, we conducted a 1-for-2 reverse stock split of our issued and outstanding capital stock pursuant to which each two shares of our common stock issued and outstanding on the record date of April 15, 2008 was converted into one share of our common stock. We had 50,966,068 shares of common stock issued and outstanding immediately prior to the reverse stock split and 25,483,034 shares thereafter.

From inception until 2000, we were engaged in the limited origination and servicing of new modular building leases. We conducted such activity primarily in the State of California and accounted for all the leases we entered into as operating leases. We ceased entering into new leases in 2000. Between 2000 and January 24, 2007, we were a development stage company in the business of providing business management and capital acquisition solutions. As a result of the closing of the Share Exchange on April 15, 2008, our new business operations consist of those of Poise Profit's Chinese subsidiary, HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech"), which is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems. Poise Profit was incorporated on November 23, 2007 under the laws of the British Virgin Islands. Hi-tech was incorporated under the laws of the Hong Kong Special Administration Region, China on January 4, 2002. Hi-tech carries out its operations mainly through Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") with which Hi-tech has a contractual relationship. This arrangement reflects Chinese limitations on foreign investments and ownership in Chinese businesses. Shanghai Engineering's manufacturing activities are carried out by Shanghai Si Fang Boiler Factory-Vessel Works Division ("Vessel Works Division") located in Shanghai, China through a lease agreement with Vessel Works Division's owner. We are headquartered in Shanghai, China.

The energy recovery systems that Hi-tech and Shanghai Engineering produce capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. Hi-tech and Shanghai Engineering have primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. Hi-tech, through Shanghai Engineering, has installed more than 100 energy recovery systems throughout China and in a variety of international markets.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Consolidation of Variable Interest Entities

In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46R"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Each VIE with which the Company is affiliated must be evaluated to determine who the primary beneficiary of the risks and rewards of ownership of the VIE. The primary beneficiary is required to consolidate the VIE's financial information for financial reporting purposes.

We have concluded that Shanghai Engineering, Vessel Works Division (the leased manufacturing facilities), Shanghai Zhuyi Industry Co., Ltd. ("Zhuyi"), a former affiliated company liquidated in July 2007 originally formed to derive tax benefits, Shanghai Haiyin Hi-Tech Engineering Co., Ltd. ("Haiyin") a former affiliated company liquidated in January 2008 originally formed to derive tax benefits, and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental") are variable interest entities and that Poise Profit and Hi-tech are the primary beneficiaries. Under the requirements of FIN 46R, Poise Profit and Hi-tech consolidated the financial statements of Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

Revenue Recognition

We derive revenues principally from (a) sales of our energy recovery systems; (b) provision of design services; and (c) provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where we provide all services in the whole construction process from design, development, engineering, manufacturing to installation. In providing design services, we design energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage us to manufacture the designed system or choose to present our drawings to other manufacturers for manufacturing and installation. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system and we are involved throughout the entire process from design to installation.

Sales of our energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, we ship the products to our customers in their entirety in one batch.

We generally recognize revenues from product sales when (a) persuasive evidence of an arrangement exists, which is generally represented by a contract between us and the customer; (b) products are shipped; (c) title and risk of ownership have passed to the customer, which generally occurs at the time of delivery; (d) the customer accept the products upon quality inspection performed by the customer; (e) the purchase price is agreed to between us and the customer; and (f) collectability is reasonably assured. Sales revenues represent the invoiced value of products, less returns and discounts, and net of value added tax.

We recognize revenues from design services when (a) the services are provided; (b) the design drawings are delivered; (c) invoices are issued; and (d) collectability is reasonably assured. We generally deliver the drawings in one batch.

The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts (1981)" issued by the American Institute of Certified Public Accountants ("SOP 81-1") requires use of the percentage of completion method in lieu of the completed contract method when: (a) it is possible to make reasonably reliable estimates of revenue and costs for the construction project; (b) the contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; (c) the purchaser has the ability and expectation to perform all contractual duties; and (d) the contractor has the same ability and expectation to perform. In contrast, SOP 81-1 provides that the completed contract method should be used in rare circumstances where: (a) the contract is of a short duration; (b) the contract violates any one of the prongs described above for the percentage of completion method; or (c) the project involves documented extraordinary, nonrecurring business risks. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and we are able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, we have the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which we recognize revenue. The risks and rewards of ownership of the installed goods pass to the customer upon completion of each stage of the project. Hence, EPC contracts involve a continuous sale and transfer of ownership rights that occurs as the work progresses as described in paragraph 22 of SOP 81-1. Further, a customer has the right to require specific performance of the contract and the contracts do not involve any documented extraordinary nonrecurring business risks. Finally, according to Accounting Research Bulletin Opinion No. 45, Long-Term Construction-Type Contracts ("ARB 45"), paragraph 15, the percentage of completion method is preferable when recognizing revenue when the estimates of costs of completion and the extent of progress toward completion of long-term contracts are reasonably dependable. For the above-mentioned reasons, we recognize revenues from EPC contracts using the percentage of completion method based on the guidance provided by SOP 81-1 and on the percentage of actual costs incurred to date in relation to total estimated costs for each contract in accordance with ARB 45.

We offer a limited warranty to our customers pursuant to which our customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually one to two years). We record the retainage as deferred revenue until our customers pay it after the warranty period expires, at which time we recognize it as revenue.

Recent Accounting Pronouncements

In February 2007, "FASB" issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS 160 will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used and an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the impact that adopting SFAS 141R will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (a) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (b) the disclosure of derivative features that are credit risk-related; and (c) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect that SFAS 162 will have an impact on our financial statements.

In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60" ("SFAS 163"). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in SFAS 163, issued by enterprises included within the scope of SFAS No. 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We do not expect that SFAS 165 will have an impact on our financial statements.

In June 2008, FASB issued EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock; and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). We are currently evaluating the impact of adoption of EITF No. 07-5 on our consolidated financial statements.

In June 2008, FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" (EITF 08-4"). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, that result from EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We are currently evaluating the impact of adoption of EITF 08-4 on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months ended June 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)

REVENUES	5,674,015	100.00%	1,603,070	100.00%

COST OF SALES	4,821,414	84.97%	1,279,770	79.83%

GROSS PROFIT	852,601	15.03%	323,300	20.17%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	892,742	15.73%	358,455	22.36%

INCOME (LOSS) FROM OPERATIONS	(40,141)	(0.71)%	(35,155)	(2.19)%

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	20,791	0.37%	16,833	1.05%
Interest (expense) income, net	(63,204)	(1.11)%	(14,045)	(0.88)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(82,554)	(1.45)%	(32,367)	(2.02)%

PROVISION FOR INCOME TAXES	65,925	1.16%	35	0.00%

NET INCOME (LOSS)	(148,479)	(2.62)%	(32,402)	(2.02)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(25,482)	(0.45)%	(78,089)	(4.87)%

COMPREHENSIVE INCOME	(173,961)	(3.06)%	(110,491)	(6.89)%

Revenues. Our revenues include revenues from sales of energy recovery systems, provision of design services and EPC services. Revenues increased to $5,674,015 for the three months ended June 30, 2008 as compared to $1,603,070 for the three months ended June 30, 2007, an increase of $4,070,945 or 253.95%. The increase is attributable to mainly the increase in sales volume of energy recovery systems and services provided and an increase of revenue per contract during the three months ended June 30, 2008. The detailed changes are as follows:

	Six Months ended June 30,
	2008	2007	Change ($)	Change (%)
Average Revenue per Contract
Products	$193,671	$143,363	$50,308	35.09%
Design Services	$57,564	$26,080	$31,484	120.72%
EPC	$-	$-	-	N/A
Average Revenue per Contract	$189,134	$133,589	$55,545	41.58%
Number of Contracts Completed
Products	29	11	18	163.64%
Design Services	1	1	-	0%
EPC	-	-	-	N/A
Total Number of Contracts Completed	30	12	18	150.00%

Management believes that sales will continue to grow because we have secured orders for future periods and because we believe we are among the few competitors in the industry with the necessary design and engineering capability to satisfy the recent growing market demand for larger energy recovery systems.

Cost of Sales. Cost of sales increased to $4,821,414 for the three months ended June 30, 2008, as compared to $1,279,770 for the three months ended June 30, 2007, an increase of $3,541,644 or 276.74%. During the three months ended June 30, 2008, prices of various steel-made materials significantly increased by between 4.3% and 73.7%. Based on the current market situation, management expects the price of steel, which is the main raw material for manufacturing our products, to continue to rise in 2008. Management also expects the prices of other raw materials to rise in 2008 due to overall market inflation. Thus, we expect that the cost of sales will increase. Management expects that we will be able to adjust the prices of our products and services to manage increased raw materials costs and minimize the impact on our results of operations.

Gross Profit. As a result, gross profit was $852,601 for the three months ended June 30, 2008 as compared to $323,300 for the three months ended June 30, 2007, an increase of $529,301 or 163.72%. The respective gross margins are 15.03% and 20.17% for the three months ended June 30, 2008 and 2007. The decrease in our gross margin is mainly due to a significant increase of the prices for the steel-made raw materials which are the main materials of our products. Management has been adjusting the prices of our products and services to coup with the raw material price increase and it is expected that the margin will be normalized and gradually improved in the remaining period of 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $892,742 for the three months ended June 30, 2008, as compared to $358,455 for the three months ended June 30, 2007, an increase of $534,287 or 149.05%. The percentage of revenue decreased from 22.36% for the three months ended June 30, 2007 to 15.73% for the same period in 2008. In the three months ended June 30, 2008, the company incurred $432,193 related to necessary public company operations including shares issued for services of $128,402. If such expenses were excluded, selling, general and administrative expenses would be $460,549 for the three months ended June 30, 2008, as compared to $358,455 for the three months ended June 30, 2007, an increase of $102,094 or 28.48%, and the percentage of revenue decreased to 8.12%. As a result of continuous improvement of operational efficiency, our selling, general and administrative expenses do not necessarily increase in proportion to the increase in our sales, and we also benefit from economies of scale as we secure orders with larger contract values.

Loss from Operations. As a result of the above, loss from operations totaled $40,141 for the three months ended June 30, 2008 as compared to a loss of $35,155 for the three months ended June 30, 2007, an increase of $4,980. As a percentage of revenues, loss from operations was 0.71% for the three months ended June 30, 2008 as compared to 2.19% for the six months ended June 30, 2007.

Non-operating Income. Non-operating income increased to $20,791 for the three months ended June 30, 2008 as compared to $16,833 for the three months ended June 30, 2007, an increase of $3,958 or 23.51%. Non-operating income mainly consisted of tax refunds of the various Chinese variable interest entities during the three months ended June 30, 2008.

Interest Expenses. Interest expenses increased to $63,204 for the three months ended June 30, 2008, as compared to $14,045 for the three months ended June 30, 2007, an increase of $49,159 or 350.01%. The increase in interest expenses is mainly attributable to the 57,870 warrants issued together with a convertible note in the principal amount of $250,000 related to previous financing activities, the value of which was determined upon closing of the financing on April 15, 2008. The value of such warrants was $52,279 which was recorded as finance expense in the period.

Loss before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $82,554 for the three months ended June 30, 2008 as compared to a loss of $32,367 for the three months ended June 30, 2007, an increase of $50,187.

Net Loss. As a result of the foregoing, net loss increased to $148,479 for the three months ended June 30, 2008 as compared to a net loss of $32,402 for the three months ended June 30, 2007, an increase of $116,077. The respective net margins are -2.62% and -2.02% for the three months ended June 30, 2008 and 2007. The net loss for the three months ended June 30, 2008 was mainly due to the significant increase of the prices of steel-made raw materials and expenses relating to public company operations. Management believes that the Company's operations will generate net income again gradually and that the net margin will continue to improve because it is expected that we will secure more new orders as the growing domestic market in China has recognized our strong engineering capability and better cope with the increase of raw material prices by adjusting the prices of our products and services. We are also expanding our export sales to international markets in Northern and Southeast Asia, the Middle East and Africa which usually have higher margins than domestic sales in China. Additionally, we are also continuing our efforts in improving operational efficiency.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six Months ended June 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)

REVENUES	9,856,487	100.00%	3,630,272	100.00%

COST OF SALES	7,954,410	80.70%	3,077,676	84.78%

GROSS PROFIT	1,902,077	19.30%	552,596	15.22%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,088,261	11.04%	630,179	17.36%

INCOME (LOSS) FROM OPERATIONS	813,816	8.26%	(77,583)	(2.14)%

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	22,398	0.23%	18,406	0.51%
Interest (expense) income, net	(64,777)	(0.66)%	(28,601)	(0.79)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	771,437	7.83%	(87,778)	(2.42)%

PROVISION FOR INCOME TAXES	207,205	2.10%	6,361	0.18%

NET INCOME (LOSS)	564,232	5.72%	(94,139)	(2.59)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(44,905)	(0.46)%	(57,588)	(1.59)%

COMPREHENSIVE INCOME	519,327	5.27%	(151,727)	(4.18)%

Revenues. Our revenues include revenues from sales of energy recovery systems, provision of design services and EPC services. Revenues increased to $9,856,487 for the six months ended June 30, 2008 as compared to $3,630,272 for the six months ended June 30, 2007, an increase of $6,226,215 or 171.51%. The increase is attributable to mainly the increase in sales volume of energy recovery systems and services provided and an increase of revenue per contract during the six months ended June 30, 2008. The detailed changes are as follows:

	Six Months ended June 30,
	2008	2007	Change ($)	Change (%)
Average Revenue per Contract
Products	$190,822	$174,380	$16,442	9.43%
Design Services	$166,733	$47,560	119,173	250.57%
EPC	$54,190	$-	54,190	N/A
Average Revenue per Contract	$185,971	$157,840	$28,131	17.82%
Number of Contracts Completed
Products	47	20	27	135.00%
Design Services	5	3	2	66.67%
EPC	1	0	1	N/A
Total Number of Contracts Completed	53	23	30	130.43%

We recognized $747,497 in revenues during this period from licensing and design service contracts with Sichuan Chemical, one of the largest producers of synthesized ammonia and nitrogenous fertilizers in China. Management believes that sales will continue to grow because we have secured orders for future periods and because we believe we are among the few competitors in the industry with the necessary design and engineering capability to satisfy the recent growing market demand for larger energy recovery systems.

Cost of Sales. Cost of sales increased to $7,954,410 for the six months ended June 30, 2008, as compared to $3,077,676 for the six months ended June 30, 2007, an increase of $4,876,734 or 158.46%. During the six months ended June 30, 2008, prices of various steel-made materials increased by between 1.5% and 87.6%. The increase rate of cost of sales was slightly below that of revenue. This is mainly because we had been trying to offset the increase in raw material prices by gradually increasing contract prices for our products and projects and offer more design services which have much higher gross margin. Based on the current market situation, management expects the price of steel, which is the main raw material for manufacturing our products, to continue to rise in 2008. Management also expects the prices of other raw materials to rise in 2008 due to overall market inflation. Thus, we expect that the cost of sales will increase. Management expects that we will be able to adjust the prices of our products and services to manage increased raw materials costs and minimize the impact on our results of operations.

Gross Profit. As a result, gross profit was $1,902,077 for the six months ended June 30, 2008 as compared to $552,596 for the six months ended June 30, 2007, an increase of $1,349,481 or 244.21%. The respective gross margins are 19.30% and 15.22% for the six months ended June 30, 2008 and 2007. The increase in our gross margin is mainly due to the better margin of the licensing and design service contracts with Sichuan Chemical completed in the first quarter of 2008 compared to that of product sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,088,261 for the six months ended June 30, 2008, as compared to $630,179 for the six months ended June 30, 2007, an increase of $458,082 or 72.69%. The percentage of revenue decreased from 17.36% for the six months ended June 30, 2007 to 11.04% for the same period in 2008. In the six months ended June 30, 2008, the company incurred $432,193 related to necessary public company operations including shares issued for services of $128,402. If such expenses were excluded, selling, general and administrative expenses would be $656,068 for the six months ended June 30, 2008, as compared to $630,179 for the six months ended June 30, 2007, a increase of $25,889 or 4.11%, and the percentage of revenue decreased to 6.66%. As a result of continuous improvement of operational efficiency, our selling, general and administrative expenses do not necessarily increase in proportion to the increase in our sales, and we also benefit from economies of scale as we secure orders with larger contract values.

Income from Operations. As a result of the above, income from operations totaled $813,816 for the six months ended June 30, 2008 as compared to a loss of $77,583 for the six months ended June 30, 2007, an increase of $891,399. As a percentage of revenues, income from operations was 8.26% for the six months ended June 30, 2008 as compared to -2.14% for the six months ended June 30, 2007. The increase in operating margin is mainly attributable to increased sales, improved operational efficiency and the licensing and design service contracts with Sichuan Chemical.

Non-operating Income. Non-operating income increased to $22,398 for the six months ended June 30, 2008 as compared to $18,406 for the six months ended June 30, 2007, an increase of $3,992 or 21.69%. Non-operating income mainly consisted of tax refunds of the various Chinese entities during the six months ended June 30, 2008.

Interest Expenses. Interest expenses increased to $64,777 for the six months ended June 30, 2008, as compared to $28,601 for the six months ended June 30, 2007, an increase of $36,176 or 126.49%. The increase in interest expenses is mainly attributable to the 57,870 warrants issued together with a convertible note in the principal amount of $250,000 related to previous financing activities, the value of which was determined upon closing of the financing on April 15, 2008. The value of such warrants was $52,279 which was recorded as finance expense in the period.

Income (Loss) before Provision for Income Taxes. As a result of the foregoing, income before provision for income taxes was $771,437 for the six months ended June 30, 2008 as compared to a loss of $87,778 for the six months ended June 30, 2007, an increase of $859,215.

Net Income (Loss). As a result of the foregoing, net income increased to $564,232 for the six months ended June 30, 2008 as compared to a net loss of $94,139 for the six months ended June 30, 2007, an increase of $658,371. The respective net margins are 5.72% and -2.59% for the six months ended June 30, 2008 and 2007. The increase in net income is attributable to mainly the increased sales volume represented by number of contracts completed, improved operational efficiency and the licensing and design service contracts with Sichuan Chemical which has a comparably higher profit margin than other contracts we entered into. Management believes that net income will continue to increase because it is expected that we will secure more new orders as the growing domestic market in China has recognized our strong engineering capability and we are also expanding our export sales to international markets in Northern and Southeast Asia, the Middle East and Africa which usually have better margins than domestic sales in China. We are also continuing our efforts in improving operational efficiency.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months ended June 30,
	2008	2007
	(in dollars)

Net cash (used in) / provided by operating activities	(66,225)	93,050
Net cash used in investing activities	(106,011)	(79,446)
Net cash provided by financing activities	6,484,674	139,788
Effect of exchange rate changes on cash and cash equivalents	14,866	1,920
Net increase in cash and cash equivalents	6,327,304	155,312
Cash and cash equivalents at the beginning of period	306,150	147,605
Cash and cash equivalents at the end of period	6,633,454	302,917

Operating Activities

Net cash used in operating activities was $66,225 in the six months ended June 30, 2008 compared with net cash provided by operating activities of $93,050 in the same period in 2007. The decrease of $159,275 in operating activities is mainly attributable to a significant increase in accounts receivable as a result of increased revenues recognized in the first half of 2008 due to several large contracts completed for which the company extended more favorable credit terms.

Investing Activities

Net cash used in investing activities was $106,011 in the six months ended June 30, 2008 compared to net cash used in investing activities of $79,446 in the same period in 2007. The increase of $26,565 used in investing activities is mainly attributable to an increased purchasing of manufacturing equipment to expand our production capacity.

Financing Activities

Net cash provided by financing activities was $6,484,674 in the six months ended June 30, 2008 compared to net cash provided by financing activities of $139,788 in the same period in 2007, an increase of $6,344,886 provided by financing activities. This is mainly attributable to the closing of Series A Convertible Preferred Stock financing as of April 15, 2008 with net proceeds of $6,619,278.

Capital Resources

We incurred the following bank loans during the six months ended June 30, 2008 and 2007 respectively:

On January 30, 2008, we borrowed Renminbi 2,600,000 (approximately $379,340 as of June 30, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch. The term of the loan is for one year. The loan agreement provides for monthly interest payments at an interest rate of 7.47% per annum, maturing in January 2009.

On January 8, 2007, we borrowed Renminbi 2,200,000 (approximately $282,040 on the loan issuance date) on a short-term bank loan for working capital purposes from Bank of Shanghai, Baiyu Branch. The term of the loan was for less than one year. The loan agreement provided for quarterly interest payments at an interest rate of 7.04% per annum, maturing in December 2007. We repaid the loan before December 31, 2007.

In April 2008, we received net proceeds of approximately $6.6 million upon closing of the financing. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations and net proceeds from the April 15, 2008 financing will be sufficient to meet our anticipated working capital needs for at least 12 months after the closing of the financing. The proceeds from the financing will primarily be used for general working capital purposes, including funding the purchase of raw materials for our products, the purchase of necessary additional equipment for our current manufacturing facility, sales and marketing expenses, and research and development expenses that we will need for the planned operations. However, we cannot provide any assurances that the proceeds raised in the April 15, 2008 financing will be sufficient for the planned expansion of our operations. Further, we would require additional capital due to our future manufacturing facility expansion, changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional capital in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Contractual Obligations

Bank indebtedness increased to approximately $379,340 as of June 30, 2008 compared to $0 as of December 31, 2007 as a result of our borrowing Renminbi 2,600,000 (approximately $379,340 as of June 30, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that (a) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

During our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008, our management identified significant deficiencies related to the following:

•
Accounting and Finance Personnel Weaknesses - The current staff in our accounting department is relatively inexperienced and needs substantial training to meet the higher demands of being a U.S. public company. Management found that our accounting staff lacked accounting skills and understanding necessary to fulfill our reporting obligations according to accounting principles generally accepted in the United States, including the skills of subsidiary financial statement consolidation, which resulted in a less than optimal segregation of duties relative to key financial reporting functions.

•
Lack of Internal Audit Function - We lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

•
Lack of Internal Audit System - Our internal audit department was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas, such as revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by us.

Our management is in the process of implementing remediation procedures.

Attestation Report by Registered Public Accounting Firm

This Quarterly Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We recommend that this Item 4T be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A. Risk Factors

The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results. The consummation of the Share Exchange caused the Company to materially change the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion identifying risk factors and important factors that could cause actual results to differ materially from those anticipated, see the Company's Registration Statement on Form S-1, originally filed with the SEC on May 6, 2008 (SEC File No. 333-150659), as amended. Such discussion contained therein has not materially changed since the filing of the Company's Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 31, 2008. The risks described in our Annual Report on Form 10-K and our Registration Statement on Form S-1 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, we effected the Share Exchange pursuant to which we acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 shares of our common stock to the stockholders of Poise Profit.

We closed a financing on April 15, 2008 and entered into identical Securities Purchase Agreements with 25 accredited investors pursuant to which we issued and sold an aggregate of 7,874,241 units at a price per unit of $1.08 with each unit consisting of one share of our Series A Convertible Preferred Stock, par value $0.001 per share, and one warrant to purchase one-half of one share of our common stock at an exercise price of $2.58 per share. Thus, at the closing, we issued 7,874,241 shares of our Series A Convertible Preferred Stock to the investors and we also issued warrants to the investors for the purchase of an aggregate of 1,968,561 shares of our common stock for an aggregate purchase price of $8,504,181. Part of the purchase price consisted of the conversion of a loan to Shanghai Engineering into a subscription for the Company's Series A Convertible Preferred Stock and warrants. We agreed with RMK Emerging Markets, LLC to allow it to convert its loan to Shanghai Engineering in the principal amount of $1,268,750 into securities by participating in the financing on the same terms as those to the other investors. Thus, at the closing of the financing, we issued 587,384 shares of our Series A Convertible Preferred Stock and warrants to purchase an aggregate of 293,692 shares of our common stock to RMK Emerging Markets, LLC.

On April 15, 2008, we entered into a Consulting Agreement with Mr. Richard Liu, our Chief Financial Officer pursuant to which we agreed to grant Mr. Liu options to purchase 25,000 shares of our common stock at an exercise price of $2.16 equal to the fair market value on the grant date provided that (a) we adopt an equity incentive plan; (b) our board of directors approves the grant; and (c) the grant will be subject to other conditions set forth in an option agreement. We subsequently extended the term of the Consulting Agreement to September 30, 2008 and agreed to grant Mr. Liu additional options to purchase 25,000 shares of our common stock at an exercise price of $2.16 equal to the fair market value on the grant date on the same terms and conditions.

On June 20, 2008 and in connection with entering into a Consulting Agreement with ARC China, Inc., we issued to ARC China, Inc. a warrant to purchase 750,000 shares of our common stock at an exercise price of $2.16 per share. The warrant is exercisable in a cash-less manner. The warrant will vest and be exercisable according to the following schedule: (a) warrants to purchase 250,000 shares of our common stock vested and became exercisable upon execution of the Consulting Agreement; (b) warrants to purchase 5,000 shares of shares of our common stock will vest and be exercisable on the date of our receipt of each $1,000,000 in gross proceeds in each financing during the term of the Consulting Agreement, up to a maximum of 250,000 shares of our common stock (provided that warrants shall not vest for increments of less than $1,000,000 in gross proceeds received in a financing); and (c) warrants to purchase 250,000 shares of our common stock will vest and become exercisable upon a transfer of the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Stock Market or the American Stock Exchange. ARC China, Inc. exercised the vested portion of the warrant (250,000 shares) on June 23, 2008 in a cash-less manner and we issued 195,454 shares of our common stock to ARC China, Inc. on such date. On August 11, 2008, the parties amended the Consulting Agreement to reduce the aggregate number of shares of our common stock which may be purchased by ARC China, Inc. upon exercise of the warrant from 750,000 to 250,000 shares, all of which shares were immediately vested and exercisable upon issuance of the warrant and all of which shares were purchased by ARC China, Inc. on a cash-less basis on June 23, 2008 as described above.

Except as noted below, the offers and sales of the securities described above were exempt from registration under Section 4(2) of the Securities Act and pursuant to the rules of Regulation D promulgated thereunder, insofar as: (a) each investor represented to us that it was accredited within the meaning of Rule 501(a); (b) we restricted the transfer of the securities in accordance with Rule 502(d); (c) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the 12 months preceding the transaction; (d) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c); (e) each investor agreed to hold the securities for its own account and not on behalf of others; and (f) each investor represented to us that it acquired the securities for investment purposes only and not with a view to sell them.

The issuance of the securities in the Share Exchange was exempt from registration under Section 4(2) of the Securities Act and Regulation S promulgated thereunder, insofar as: (a) the offer and sale was made in an offshore transaction; (b) no direct selling efforts was made in the United States; (c) we implemented necessary offering restrictions; (d) no offer and sale was made to a U.S. person or for the account or benefit of a U.S. person, and the Poise Profit stockholders provided the necessary certifications to that effect; (e) the Poise Profit stockholders agreed to the resale limitation imposed by Regulation S; (f) the issued securities contained the necessary restrictive legend; and (g) we provided the Poise Profit stockholders with the necessary notice about the restrictions on offer or sale of the securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

Date: August 14, 2008	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Richard Liu
Richard Liu
Chief Financial Officer (Principal Financial and Accounting Officer)