Form 10-Q
period 2008-09-30
China Energy Recovery, Inc.
filed 2008-11-14
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares outstanding of the registrant's common stock as of September 30, 2008:

28,774,088 shares of Common Stock, $0.001 par value per share

TABLE OF CONTENTS

			Page
Part I		Financial Information

	Item 1.	Unaudited Consolidated Financial Statements	1

		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	1

		Consolidated Statements of Operations and Other Comprehensive Income for the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	2

		Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	3

		Consolidated Statements of Shareholders' Equity	4

		Notes to the Consolidated Financial Statements (unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4T.	Controls and Procedures	35

Part II		Other Information

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Submission of Matters to a Vote of Security Holders	37

	Item 5.	Other Information	37

	Item 6.	Exhibits	37

i

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	UNAUDITED
ASSETS
CURRENT ASSETS:
Cash	$6,368,633	$306,150
Restricted cash	596,319	89,115
Accounts receivable, net of allowance for doubtful accounts of $127,794
and $237,475 as of September 30, 2008 and December 31, 2007, respectively	4,968,881	577,005
Accounts receivable - related parties	-	572,036
Notes receivable	641,745	351,799
Inventories	8,592,517	5,262,329
Costs and estimated earnings in excess of billings	2,089,938	1,155,909
Other receivables	88,388	37,852
Advances on inventory purchases	2,829,012	1,995,345
Total current assets	26,175,433	10,347,540

PLANT AND EQUIPMENT, net	765,034	649,392

OTHER ASSETS:
Long term accounts receivable, retainage	820,694	588,433
Due from shareholder	371,172	463,663
Total other assets	1,191,866	1,052,096

Total assets	$28,132,333	$12,049,028

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,580,760	$2,196,508
Other payables	318,330	275,591
Other payables - related parties	64,900	60,819
Accrued liabilities	143,017	27,850
Customer deposits	9,529,208	8,052,570
Customer deposits - related parties	2,765,598	-
Taxes payable	1,571,719	719,132
Deferred revenue	1,737,839	930,546
Short term loan payable	380,380	-
Total current liabilities	21,091,751	12,263,016

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value, 50,000,000 shares authorized,
2,991,934 issued and outstanding as of September 30, 2008 and	2,992	-
0 issued and outstanding as of December 31, 2007)
Common stock ($0.001 par value, 100,000,000 shares authorized,
28,774,088 issued and outstanding as of September 30, 2008 and	28,774	20,757
20,757,090 issued and outstanding as of December 31, 2007)
Paid-in-capital	9,111,556	871,787
Deferred compensation	(1,760,860)	-
Contribution receivables	(1,000)	(1,000)
Accumulated deficit	(648,297)	(1,270,165)
Statutory reserves	391,978	204,758
Accumulated other comprehensive loss	(84,561)	(40,125)
Total shareholders' equity	7,040,582	(213,988)

Total liabilities and shareholders' equity	$28,132,333	$12,049,028

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
REVENUES
Third parties	$4,208,911	$3,908,221	$14,017,367	$7,538,493
Related party	1,914,793	-	1,962,824
Total revenue	6,123,704	3,908,221	15,980,191	7,538,493

COST OF SALES
Third parties	3,343,536	3,773,927	11,297,946	6,851,603
Related party	1,169,502	-	1,169,502
Total cost of sales	4,513,038	3,773,927	12,467,448	6,851,603

GROSS PROFIT	1,610,666	134,294	3,512,743	686,890

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,184,844	212,597	2,273,105	842,776

INCOME (LOSS) FROM OPERATIONS	425,822	(78,303)	1,239,638	(155,886)

OTHER INCOME (EXPENSE), NET
Non-operating income (expense), net	8,645	(7,236)	31,043	11,170
Interest income (expense), net	14,823	(8,688)	(49,954)	(37,289)
Total other income (expense), net	23,468	(15,924)	(18,911)	(26,119)

INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	449,290	(94,227)	1,220,727	(182,005)

PROVISION FOR INCOME TAXES	204,434	1,583	411,639	7,944

NET INCOME (LOSS)	244,856	(95,810)	809,088	(189,949)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	469	8,174	(44,436)	(49,414)

COMPREHENSIVE INCOME (LOSS)	$245,325	(87,636)	764,652	$(239,363)

EARNING (LOSS) PER SHARE
Basic
Weighted average number of shares	27,460,695	20,757,090	24,415,471	20,757,090
Earning (loss) per share	$0.009	$(0.005)	$0.033	$(0.009)
Diluted
Weighted average number of shares	30,171,968	20,757,090	26,044,405	20,757,090
Earning (loss) per share	$0.008	$(0.005)	$0.031	$(0.009)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$809,088	$(189,949)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	84,142	50,485
Change in allowance for uncollectible accounts	80,031	27,657
Common stock issued for services	239,512	-
Option issued for services	73,254	-
Amortization of stock-based compensation to consultants	49,000	-
Write off fixed assets	39,427	-
Loss on fixed assets disposal	-	9,637
Change in operating assets and liabilities
Accounts receivable	(4,400,769)	42,330
Accounts receivable - related parties	598,197	-
Notes receivable	(261,005)	78,163
Inventories	(2,917,441)	(3,752,200)
Costs and estimated earnings in excess of billings	(839,310)	(2,571,036)
Other receivable	(88,098)	(7,328)
Advances on inventory purchases	(641,934)	(1,307,345)
Long term accounts receivable, retainage	(134,149)	-
Other assets	(4,158)	575
Accounts payable	2,175,697	1,156,844
Other payables	(15,047)	135,479
Other payables - related parties	-	24,056
Accrued liabilities	112,521	117,600
Customer deposits	917,524	5,977,142
Customer deposits - related parties	2,710,211	317,074
Taxes payable	788,221	(612,821)
Deferred revenue	729,932	509,028
Net cash provided by operating activities	104,846	5,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase equipment	(194,188)	(92,250)
Net cash used in investing activities	(194,188)	(92,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from a shareholder	160,731	76,548
Increase in restricted cash	(491,186)	(84,916)
Cash received from re-orgnization	119	-
Capital contribution	-	65,320
Proceeds from issuing preferred stock, net of offering costs	6,619,278	-
Shareholder distribution from VIE	(575,771)	(214,250)
Cash proceeds from short term bank loans	359,060	298,760
Net cash provided by financing activities	6,072,231	141,462

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	79,594	(6,650)

INCREASE IN CASH	6,062,483	47,953

CASH, beginning of period	306,150	147,605

CASH, end of period	$6,368,633	$195,558

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

								Accumulated deficit		Accumulated other
	Preferred stock		Common stock		Paid-in	Deferred	Contribution		Statutory	comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	receivable	Unrestricted	reserves	income (loss)	Totals

BALANCE, January 1, 2007	-	$-	20,757,090	$20,757	$3,798,393	$-	$(1,000)	$(1,871,567)	$165,241	$161,434	$2,273,258

Shareholder contribution					67,150						67,150
Shareholder distribution from VIE					(2,993,756)			-			(2,993,756)
Adjustment to statutory reserve								(18,229)	18,229		-
Net loss								(189,949)			(189,949)
Foreign currency translation loss										(49,414)	(49,414)

BALANCE, September 30, 2007, Unaudited	-	$-	20,757,090	$20,757	$871,787	$-	$(1,000)	$(2,079,745)	$183,470	$112,020	$(892,711)

Adjustment to statutory reserve								(21,288)	21,288		-
Net income								830,868			830,868
Foreign currency translation loss										(152,145)	(152,145)

BALANCE, December 31, 2007	-	$-	20,757,090	$20,757	$871,787	$-	$(1,000)	$(1,270,165)	$204,758	$(40,125)	$(213,988)

Preferred stock issued for cash at $1.08	7,874,241	7,874			6,636,404						6,644,278
Shares issued for reorganization on
April 15, 2008			4,717,890	4,718	3,698						8,416
Common stock issued for service			662,500	663	1,710,616	(1,471,767)					239,512
Warrants issued for service at $2.16					338,093	(289,093)					49,000
Value of option granted to directors					73,254						73,254
Cashless exercise of warrant			195,454	195	(195)						-
Conversion of preferred stock	(4,882,307)	(4,882)	2,441,154	2,441	2,441						-
Shareholder distribution from VIE					(524,542)					(8,794)	(533,336)
Adjustment to statutory reserve								(187,220)	187,220		-
Net income								809,088			809,088
Foreign currency translation loss										(35,642)	(35,642)

BALANCE, September 30, 2008, Unaudited	2,991,934	$2,992	28,774,088	$28,774	$9,111,556	$(1,760,860)	$(1,000)	$(648,297)	$391,978	$(84,561)	$7,040,582

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 - Organization

China Energy Recovery, Inc. ("CER" or the "Company"), formerly known as MMA Media Inc. and Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. ("Majestic"), and in March 2002, Majestic's Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic's former Chief Executive Officer and to Majestic's stockholders. On September 24, 2002, the Company acquired USM Financial Solutions, Inc. through a Capital Stock Exchange Agreement (the "USM Agreement"). Pursuant to the USM Agreement, USM Financial Solutions, Inc. became a wholly-owned subsidiary of the Company. On April 7, 2006, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation, for purposes of changing the Company's state of incorporation from Maryland to Delaware. On June 5, 2007, the Company changed its name to MMA Media, Inc. Immediately before the closing of the Share Exchange (as defined below), the Company was considered to be in the development stage because its operations principally involved market research and other business planning activities. In addition, no revenue was generated from its operations. On February 5, 2008, the Company changed its name to China Energy Recovery, Inc.

On January 24, 2008, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Poise Profit International, Ltd. ("Poise Profit"), a company incorporated on November 23, 2007, under the laws of the British Virgin Islands, and the shareholders of Poise Profit. The share exchange transaction (the "Share Exchange") closed on April 15, 2008 and resulted in Poise Profit becoming a wholly-owned subsidiary of the Company. On April 16, 2008, the Company conducted a 1-for-2 reverse stock split pursuant to which each two shares of CER's common stock, issued and outstanding on the record date of April 15, 2008, converted into one share of CER's common stock. Pursuant to the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 shares, or 81.5% of the Company's common stock on a post 1-for-2 reverse stock split basis, to the shareholders of Poise Profit. Because the acquisition is treated as a reverse acquisition and recapitalization whereby Poise Profit is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer), the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The historical financial statements for periods prior to April 15, 2008 are those of Poise Profit except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and recapitalization.

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consists of one share of CER's Series A Convertible Preferred Stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share for $8,504,181. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A Convertible Preferred Stock issued in the Financing are convertible into 3,937,120 shares of the Company's common stock and the warrants exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs, including commissions, legal fees and transaction expenses directly in connection with the Financing were $1,884,902.

Poise Profit is an off-shore holding company and has no operating business activities. The majority shareholders of Poise Profit before the closing of the Share Exchange were Chinese citizens. Poise Profit owns 100% of HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech"). Hi-tech was incorporated in Hong Kong on January 4, 2002. Hi-tech has a registered capital of approximately $1,000 (HK$10,000). Hi-tech, through its variable interest entities located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels in the fields of chemical industry, petrochemical industry, oil refinery, fine chemicals, water and power conservancy, metallurgical, environmental protection, waste heat utilization and power generation from waste heat recovery. As of September 30, 2008, there was $1,000 contribution receivable from the shareholder.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering") was established in July 1999 and has a registered capital of approximately $805,000 (RMB 6,500,000). The owners of Shanghai Engineering are Mr. Qinghuan Wu (60%), one of the Company's directors and its Chairman of the Board, Chief Executive Officer and Secretary and Mrs. Jialing Zhou (40%), one of the Company's directors. Mr. Wu is the executive director of Shanghai Engineering. Mr. Wu and Mrs. Zhou are husband and wife.

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

Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental") was incorporated in Shanghai on May 23, 2007. Shanghai Environmental has a registered capital of approximately $67,150 (RMB 500,000). The owners of Shanghai Environmental originally were Mr. Qi Chen (60%), one of the Company's directors and its General Manager, and Mrs. Yajun Liu (40%). According to the share transfer meeting on November 6, 2007, the shares of Mr. Qi Chen and Mrs. Yajun Liu were transferred to Mr. Qinghuan Wu, who became the sole shareholder of Shanghai Environmental. Shanghai Environmental is not an operating company but serves as a vehicle for arranging sales and maximizing tax benefits.

On December 28, 2005 and effective May 23, 2007, Hi-tech entered into a series of contractual arrangements with Shanghai Environmental and its shareholders comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Shanghai Environmental's shareholder has granted his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and its shareholder have granted Hi-tech the exclusive right and option to acquire all of the shareholders' equity interest in Shanghai Environmental. Further, Shanghai Environmental's shareholder has pledged all of his rights, titles and interests in Shanghai Environmental. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. Poise Profit consolidates Shanghai Environmental's results, assets and liabilities in its financial statements.

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

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

On May 1, 2003, Shanghai Engineering entered into a cooperative manufacturing agreement with a PRC state-owned enterprise, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"). Pursuant to the agreement, Shanghai Si Fang leases one of its manufacturing facilities and obtains use of the Si Fang brand, Shanghai Si Fang Boiler Factory-Vessel Works Division ("Vessel Works Division") to Shanghai Engineering. Vessel Works Division is a separate legal entity. The agreement is renewed every one to two years and expires on December 31, 2009. According to the agreement, Shanghai Engineering has the following rights: (i) complete control over the operations of Vessel Works Division; (ii) right of use of the property, plant and equipment of Vessel Works Division; (iii) use of the "Si Fang" brand name and license for pressure vessels; and (iv) right to the net profit of Vessel Works Division. Shanghai Si Fang provides quality control for the manufactured products. Shanghai Engineering pays Shanghai Si Fang rent and a management fee. Although Shanghai Engineering owns none of the outstanding equity interests in Vessel Works Division, the agreement provides Shanghai Engineering control over Vessel Works Division and the risks and rewards associated with equity ownership. Shanghai Engineering and Vessel Works Division are the primary operating entities owned or controlled by Poise Profit.

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

Shanghai Haiyin Hi-Tech Engineering Co. Ltd. ("Haiyin") was incorporated in Shanghai on December 3, 2003 with registered capital of approximately $2,904,000 (RMB 24,000,000). The owners of Haiyin were Mr. Qinghuan Wu (60%) and Mrs. Jialing Zhou (40%). Haiyin was engaged in four technology services (development, transfer, consultation and other technology services) in chemical engineering, energy saving, computer and other professional technical fields. Haiyin also was engaged in processing, selling and installing computer hardware, heat recovery boiler and auxiliary equipment, and chemical engineering devices. In accordance with a shareholders meeting and revision of the company bylaws, the registered capital was decreased to approximately $1,452,000 (RMB 12,000,000) on February 28, 2007 and approximately $121,000 (RMB 1,000,000) on May 28, 2007, separately. Haiyin's application for dissolution was approved by the PRC government authority in December 2007. Haiyin had no business activity after December of 2007, and on April 18, 2008, the remaining registered capital of $121,000 had been returned as the result of a distribution from another variable interest entity.

On March 5, 2008, Hi-tech and Shanghai Engineering jointly formed Shanghai Haie Investment Consultation Co., Ltd. ("JV Entity"). JV Entity was 10% owned by Shanghai Engineering and 90% owned by Hi-tech with registered capital of approximately $9.23 million (RMB 65,000,000). On March 21, 2008, JV Entity received an Enterprise Corporation Business License from the Shanghai Administration for Industry and Commerce. On April 25, 2008, $6 million registered capital was injected, and contribution receivables amounted to $3.23 million as of June 30, 2008. In compliance with the new Chinese regulation effective January 2008, on June 16, 2008, JV Entity's Board of Director approved the plan to dissolve the JV Entity. The business closure application was approved by the PRC government in July 2008. JV Entity was dissolved on September 1, 2008. The paid-in portion of registered capital of $6 million was returned to Hi-tech on September 19, 2008.

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

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company has concluded that Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental are VIEs and that the Company is the primary beneficiary. Under the requirements of FIN 46R, the Company consolidated the financial statements of Hi-tech, Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental. As all companies are under common control, the financial statements have been prepared as if the arrangements described above had occurred retroactively. Intercompany items have been eliminated.

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in these interim financial statements should be read in conjunction with information included in the Company's financial statements for the year ended December 31, 2007 appearing elsewhere and in the Company's Current Report on Form 8-K filed on April 21, 2008.

(c) Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state owned banks within the PRC and in banks located in Hong Kong which amounts are not covered by insurance. As of September 30, 2008 and December 31 2007, the Company had deposits totaling $7,063,522 and $395,265 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2008, four customers accounted for 60% of the Company's sales. For the nine months ended September 30, 2007, 57% of the Company's sales were from two customers, although different customers than those referred to in the previous sentence for the nine months ended September 30, 2008. Receivables from the four customers were 46% of total account receivables at September 30, 2008.

For the nine months ended September 30, 2008, two suppliers provided approximately 20% of the Company's purchases of raw materials. There was one supplier which provided approximately 15% of the Company’s purchases of raw materials for the nine months ended September 30, 2007.

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

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

(d) Restricted cash

Restricted cash represents a cash portion of the purchase price deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the projects in question. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts of restricted cash were $596,319 and $89,115 as of September 30, 2008 and December 31, 2007, respectively.

(e) Allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of September 30, 2008 and December 31, 2007, management concluded its allowance for bad debts were sufficient.

The following table consists of allowance for doubtful accounts.

Allowance for bad debt, 1/1/2007	$61,948
Addition	171,556
Recovery	(7,111)
Translation adjustment	11,082
Allowance for bad debt, 12/31/2007	$237,475
Addition	80,031
Recovery	(203,131)
Translation adjustment	13,419
Allowance for bad debt, 9/30/2008 (Unaudited)	$127,794

(f) Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale.

(g) Plant and equipment, net

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

(h) Impairment of assets

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of September 30, 2008, management believes there are no impairments of long-lived assets.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

(i) Income taxes

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

The Company reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of September 30, 2008 and December 31, 2007, respectively.

Under current PRC tax laws, no tax is imposed in respect to distributions paid to owners except for individual income tax.

(j) Value added tax

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

(k) Stock based compensation to other than employees

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

(l) Revenue recognition

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
SEPTEMBER 30, 2008
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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $69,987 and $46,257 for the three months ended September 30, 2008 and 2007, respectively; and $333,269 and $55,363 for the nine months ended September 30, 2008 and 2007, respectively.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

(m) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental use their local currency, Renminbi ("RMB") as their functional currency. Hi-tech uses its local currency, Hong Kong dollar ("HK$") as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2008 and 2007, foreign currency translation loss amounted to $44,436 and $49,414, respectively. For the three ended September 30, 2008 and 2007, foreign currency translation income was $469 and $8,174, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss in the consolidated statement of shareholders' equity amounted to $84,561 and $40,125 as of September 30, 2008 and December 31, 2007, respectively. The balance sheet accounts with the exception of equity at September 30, 2008 were translated at RMB6.84 to $1.00 or HK$7.77 to $1.00., and were translated at RMB7.29 to $1.00 or HK$7.80 to $1.00 at December 31, 2007.

The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2008 and 2007 were RMB6.98 to $1.00 or HK$7.79 to $1.00, and RMB7.66 to $1.00 or HK$7.81 to $1.00, respectively.

(n) Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

The Company's long term accounts receivable retainage amounted to $820,694 at September 30, 2008. Because there is no quoted or observable market price for the fair value of retainage, the Company used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the contracted amount. The contracted amount of the long term accounts receivable, retainage approximated the fair value as of September 30, 2008.

The balance of Due from shareholder was $371,172 at September 30, 2008. Because Due from shareholders was expected to be collected in the near future, the Company used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the carrying value. The carrying value of the Due from shareholder approximated the fair value as of September 30, 2008.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

	Carrying Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Long term accounts receivable, retainage	$820,694			$820,694
Due from shareholder	$371,172			$371,172

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

(o) Costs and estimated earnings in excess of billings

The current assets, "Costs and estimated earnings in excess of billings", represent revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.

	September 30, 2008	December 31, 2007
	(Unaudited)
Contracts costs incurred plus profits less recognized losses to date	$2,089,938	$2,991,865
Less progress billings	-	1,835,956
Costs and estimated earnings in excess of billings	$2,089,938	$1,155,909

(p) Beneficial conversion feature of Series A Convertible Preferred Stock

The Company determined that the Series A Convertible Preferred Stock contains a beneficial conversion feature and should be accounted for using EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 ''Application of Issue 98-5 to Certain Convertible Instruments'' because the Series A Convertible Preferred Stock was issued at a price below the per share price for the Company’s common share price at the date of issuance.

In accordance with EITF 00-27 and EITF 98-5, the Company used the Black-Scholes option-pricing model in calculating the fair value of detachable warrants at the date of issuance based on the following assumptions and resulted in the total value of warrants was $8,023,271:

Number of Warrants Valued	Expected Life (years)	Exercise Price	Expected Volatility	Dividend Yield	Stock Price at valuation date	Risk Free Interest Rate
3,937,122	5.00	$1.29	125%	-	$2.30	1.84%

The Company then used the relative value to allocate the value of the warrants and the value of the Series A Convertible Preferred Stock. Based on this method, the amount allocated to the Series A Convertible Preferred Stock and the warrants was $2,992,296 and $ 3,626,982, respectively, out of the net proceeds of $6,619,278 that the Company received in the Financing.

(q) Recent accounting pronouncements

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
SEPTEMBER 30, 2008
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

In December 2007, SFAS 141(R), "Business Combinations",   was issued. SFAS No. 141R replaces SFAS No. 141, "Business Combinations" . SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

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

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In June 2008, the FASB issued EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 "Accounting for Derivatives and Hedging Activities" specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Chinese (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company's consolidated financial statements.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the quarter ended September 30, 2008.

(r) Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Note 3 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for period ended September 30, 2008 and 2007:

	2008	2007
For the three months ended September 30, 2008 and 2007
Net loss for basic and diluted earnings per share	$244,856	$(95,810)

Weighted average shares - basic	27,460,695	20,757,090
Diluted effect of convertible preferred stocks and warrants	2,711,273	-
Weighted average shares - diluted	30,171,968	20.757.090

Earnings (loss) per share:
Basic	$0.009	$(0.005)
Diluted	$0.008	$(0.005)

For the nine months ended September 30, 2008 and 2007
Net income(loss) for basic and diluted earnings per share	$809,088	$(189,949)

Weighted average shares - basic	24,415,471	20,757,090
Diluted effect of convertible preferred stocks and warrants	1,628,934	-
Weighted average shares - diluted	26,044,405	20,757,090

Earnings(loss) per share:
Basic	$0.033	$(0.009)
Diluted	$0.031	$(0.009)

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

All warrants and convertible preferred stock were excluded from the diluted loss per share due to the anti-diluted effect.

Note 4 - Accounts Receivable

	September 30, 2008	December 31, 2007
	(Unaudited)
Accounts receivable	$5,917,369	$1,402,913
Allowance for bad debts	(127,794)	(237,475)
Accounts receivable, net	5,789,575	1,165,438
Account receivables-non-current retainage	(820,694)	(588,433)
Account receivable - current, net	$4,968,881	$577,005

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

As of September 30, 2008 and December 31, 2007, amounts billed under contracted retainage provisions were $1,737,839 and $930,546, respectively. These amounts are included in deferred revenue until earned.

The following table consists of Long term retainage receivables expected to be collected in 2009.

Amount
For the year ended December 31, 2009	$820,694
Thereafter	-
Total	$820,694

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 5 - Related Party Transactions

As of September 30, 2008 and December 31, 2007, the Company had the following amounts due from/to Mr. Qinghuan Wu, one of the Company's directors, a significant shareholder, and the Company's Chairman of the Board and Chief Executive Officer. Mr. Wu was also a majority shareholder of Poise Profits before the April 15, 2008 acquisition and is currently a significant shareholder of all of the Company's variable interest entities. Mr. Wu and his spouse, Mrs. Jialing Zhou, one of our directors, jointly hold a non-controlling interest in Zhejiang Jia Hua Industry Park Investment Development Co., Ltd. ("Jiahua Investment").

	September 30, 2008	December 31, 2007
	(Unaudited)
Loan to shareholder, Mr. Wu	$371,172	$463,663
Jiahua Investment
Account receivable	$-	$572,036
Customer deposit	$2,765,598	$-
Other payable	$64,900	$60,819

All due from/to related parties for convenience purposes will be settled on demand with cash. The Company expects that Mr. Wu will pay off the remaining balance by the end of 2008.

For the three months and nine months ended September 30, 2008, the Company's recognized sales to Jiahua Investment amounted to $1,914,793 and $1,962,824, respectively. For the same periods of last year, no related party sale was recognized.

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Wu to lease an office. For the nine months ended September 30, 2008 and 2007, the Company incurred approximately $2,000 each quarter to Mr. Wu's son for rental expense.

Note 6 - Inventories

As of September 30, 2008 and December 31, 2007, inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$2,768,031	$1,228,140
Work in progress	5,824,486	4,034,189
Total	$8,592,517	$5,262,329

There was no allowance for potential losses on inventories as of September 30, 2008 and December 31, 2007.

Note 7 - Plant and Equipment, Net

Plant and equipment consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Machinery equipment	$517,421	$461,466
Transportation equipment	248,498	232,871
Office equipment	381,053	232,514
Subtotal	1,146,972	926,851
Accumulated depreciation:	(381,938)	(277,459)
Plant and equipment, net	$765,034	$649,392

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Depreciation expense for the three months ended September 30, 2008 and 2007 were $32,967 and $18,283, respectively; depreciation expense for the nine months ended September 30, 2008 and 2007 were $84,142 and $50,485, respectively.

Note 8 – Deferred Revenue

Deferred revenue represents the retainage held by customers during the quality inspection process. When the products pass the inspection, customers pay the retainage fee and the Company recognizes sales revenue (See note 4). As of September 30, 2008 and December 31, 2007, deferred revenue amounted to $1,737,839 and $930,546, respectively.

Deferred revenue, 1/1/2007	$710,859
Addition	532,220
Collection	(368,626)
Translation adjustment	56,093
Deferred revenue, 12/31/2007	$930,546
Addition	947,643
Collection	(202,794)
Translation adjustment	62,444
Deferred revenue, 6/30/2008	$1,737,839

Note 9 – Short Term Bank Loans

The Company had a total of $380,380 and $0 in short term loans from one bank in China at September 30, 2008 and December 31, 2007, respectively. This loan matures in one year or less. The average interest rates were approximately 7.47%. The bank loan was collateralized by Shanghai Engineering's office building, which is owned by Mr. Wu.

Interest expense for the three months ended September 30, 2008 and 2007 were $7,944 and $5,235, respectively; and interest expense for the nine months ended September 30, 2008 and 2007 were $20,111 and $14,384, respectively.

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

Vessel Works Division was subject to enterprise income tax at a statutory rate of 33% before January 1, 2008, and is subject to a 25% income tax rate thereafter.

No provision for taxation has been made for Hi-tech for the nine months ended September 30, 2008 and 2007, as it did not generate any taxable profits during the periods.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Zhuyi was subject to enterprise income tax at a statutory rate of 6% on design service revenue and 0.6% on products revenue.

Haiyin is subject to enterprise income tax at a statutory rate of 4% on service revenue and 0.5% on products revenue.

Shanghai Environmental enjoyed a tax exemption from June 2007 to December 2008 according to tax bureau declaration.

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Provision for China income tax	$374,217	$7,226
Provision for China local tax	37,422	718
Total provision for taxes	$411,639	$7,944

The following table reconciles the statutory rates to the Company's effective tax rate for the nine months ended September 30, 2008 and 2007.

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(8.5)	(25.5)
Effective tax rate	16.5%	7.5%

The estimated tax savings from the tax exemptions for the three months ended September 30, 2008 and 2007 amounted to $14,085 and $1,527, respectively. The net effect on loss per share had the income tax been applied would increase basic loss per share from $0.009 to $0.008 for the three months ended September 30, 2008. The net effect on basic earnings per shares had the income tax been applied would be immaterial for three months ended September 30, 2007. The estimated tax savings from the tax exemptions for the nine months ended September 30, 2008 and 2007 amounted to $123,521 and $1,018, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earning per share from $0.033 to $0.027 for the nine months ended September 30, 2008 and no material effect for the nine months ended June 30, 2007.

Value added tax

Value Added Tax ("VAT") on sales and VAT on purchases were $1,270,568 and $1,355,375 for the three months ended September 30, 2008 and $ 614,430 and $674,535 for the three months ended September 30, 2007, respectively. VAT on sales and VAT on purchases amounted to $3,452,434 and $3,094,739 for the nine months ended September 30, 2008 and $2,641,426 and $2,659,345 for the nine months ended September 30, 2007, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Taxes payable consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
VAT tax	$1,005,031	$490,875
Other taxes	566,688	228,257
Total tax payable	$1,571,719	$719,132

Note 11 - Commitments and Contingencies

Operating lease

As of September 30, 2008, the Company had commitments under an operating lease with Mr. Wu's son (see Note 5) for office premises, requiring annual minimum future rentals as follows:

Amount
For year ended December 31, 2008	2,000
Thereafter	-

Note 12 - Segment Information

The Company derives revenue from the following sources (i) manufacture and sale of products; (ii) design services and (iii) EPC contracts that involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation. Revenue by the above categories for the three months ended September 30, 2008 and 2007 are summarized as follows:

	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Product	$3,885,389	$1,622,612
Services	323,522	-
EPC contracts	1,914,793	2,285,609
Totals	$6,123,704	$3,908,221

Revenue by the above categories for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Product	$12,877,085	$4,983,765
Services	1,134,057	269,119
EPC contracts	1,969,049	2,285,609
Totals	$15,980,191	$7,538,493

Note 13 – Supplemental Disclosure of Cash Flow

Total interest paid amounted to $20,111 and $38,383 for the nine months ended September 30, 2008 and 2007, respectively.

Total income tax paid amounted to $88,813 and $7,774 for the nine months ended September 30, 2008 and 2007, respectively.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company prepares its statements of cash flows using the indirect method as defined under the SFAS 95. The following information relates to non-cash investing and financing activities for 2008.

Note 14 - Retirement Benefits

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiary and affiliates are required to maintain a defined contribution retirement plan for all of its employees who are residents of the PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributes to a state sponsored retirement plan approximately 22% of the base salary of each of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable for all past and present employees.

The Company made contribution of $39,234 and $33,376 for employment benefits, including pension for the nine months ended September 30, 2008 and 2007, respectively.

Note 15 - Statutory reserve

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiary and affiliates are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 15% (10% starting from January 1, 2007) of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2008 and 2007, the Company transferred $187,220 and $21,288, respectively, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve.

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

Note 16 – Shareholders' equity

Series A Convertible Preferred Stock

On April 15, 2008, the Company issued 7,874,241 shares of Series A Convertible Preferred Stock as a result of closing of the Share Exchange disclosed in Note 1. 4,882,307 shares of Series A Convertible Preferred Stock were converted to 2,441,154 shares of the Company's common stock as of September 30, 2008.

Common stock

On April 15, 2008, as the result of closing of the Share Exchange disclosed in Note 1, the Company acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 (on a post-stock split basis) shares of the Company's common stock.

At the closing of the Share Exchange, the Company placed 1,779,180 shares of its common stock into an escrow account. Those shares are to be released to the former Poise Profit shareholders if Hi-tech meets certain financial targets described below for the year ending December 31, 2008:

(i)	gross revenue is at least RMB 150 million (approximately $21.3 million) and
(ii)	gross margin is at least RMB30 million (approximately $4.3 million).

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In the event Hi-tech does not achieve the aforementioned financial targets, the escrowed shares will be released to the 25 investors in the Financing closed on April 15, 2008 pro rata based upon their investment amounts.

In February 2008, the Company entered into several agreements with five third party companies and agreed to issue a total of 475,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of common stock in exchange for investor relationship services. Market value of the services to be received amounted to $950,000. 475,000 shares were issued in May 2008.

On March 17, 2008, the Company entered into an agreement with a third party company and agreed to issue 175,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of the Company's common stock in exchange for consulting services which are worth $700,000. 175,000 shares of common stock were issued in June 2008.

On June 6, 2008, the Company issued 12,500 shares of common stock as payment for service. The agreement was entered into in January 2008 while the market value of the service to be received was approximately $9,000.

On June 20, 2008, the Company issued 250,000 warrants to ARC China, Inc., a company controlled by Mr. Adam Roseman, whose affiliates are shareholders of the Company, in exchange for consulting services. Total value of the services to be received was $338,093. 250,000 warrants were exercised in a cashless manner, and 195,454 shares of common stock were issued on June 23, 2008.

Distribution from variable interest entities

For the nine months ended September 30, 2008 and 2007, distributions from the variable interest entities prior to the Share Exchange amounted to $524,542 and $2,993,756, respectively.

Warrants

On August 27, 2007, the Company issued 57,870 warrants at an exercise price of $2.16 with expected life of 3 years as a condition to making a Convertible Promissory Note. The fair values of the warrants were estimated using the Black-Scholes option-pricing model at the closing date of the Financing on April 15, 2008 per the Share Exchange Agreement disclosed in Note 1.

Pursuant to the Securities Purchase Agreements executed on April 15, 2008 as disclosed in Note 1, the Company issued 3,937,122 warrants exercisable into shares of the Company's common stock at an exercise price of $1.29, exercisable six months after issuance with expected life of five years. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.

On June 20, 2008, the Company entered into a consulting agreement with ARC China, Inc., a company controlled by Adam Roseman, whose affiliated are shareholders of the Company. Pursuant to the agreement, 250,000 warrants were vested and became exercisable upon execution of the consulting agreement. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.

The Company has granted the holders of certain of the Company's warrants registration rights for the underlying shares of the Company's common stock. The Company has complied with the registration requirements through September 30, 2008, and therefore, has not accrued any penalties under the applicable registration rights.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model when calculating the fair value of the warrants:

Number of Warrants Valued	Expected Life (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
57,870	1.00	$2.16	125%	-	1.49%	$52,279
3,937,122	5.00	$1.29	125%	-	1.84%	$3,626,982
250,000	2.50	$2.16	125%	-	2.91%	$338,093

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Due to the short trading history of the Company's common stock, the Company used the market price of the common stock of similar public companies (similar industry, similar size, length of operating) to calculate the volatility, which was 125%.

ARC China exercised 250,000 warrants listed in above table into 195,454 shares of the Company's common stock on June 23, 2008 in a cashless manner.

Following is a summary of the warrant activity:

Outstanding as of January 1, 2007	-
Granted	57,870
Forfeited	-
Exercised	-
Outstanding as of December 31, 2007	57,870
Granted	4,187,122
Forfeited	-
Exercised	250,000
Outstanding as of September 30, 2008	3,994,992

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.16	57,870	1.92	$2.16	57,870	1.92
$1.29	3,937,122	4.75	-	-	-
Total	3,994,992			57,870

Stock Options

On September 18, 2008, the Company appointed three new independent directors and granted them stock options to purchase 260,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments on each October 1, January 1, April 1 and July 1 beginning in 2008. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status. Also on September 18, 2008, the Company granted options to purchase 75,000 shares of the Company’s common stock to two consultants who contract with the Company on a month-to-month basis. Those options are vested immediately upon being granted. All stock options granted are subject to the Company’s stock option plan which was approved by the Board of the Company on October 29, 2008.

The Company used the Black-Scholes option pricing model to value the options at the time they were granted, based on volatility of 125%, dividend yield of 0%, the stated exercise price of $2.90, the risk free rate of 2.67%, and the expected life of 1.81 years for the options granted to directors and 0.38 years for the ones granted to consultants.

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

We changed our name to Commerce Development Corporation, Ltd. in April 2002.

On September 24, 2002, we acquired USM Financial Solutions, Inc. through a Capital Stock Exchange Agreement. Pursuant to the agreement, USM Financial Solutions, Inc. became our wholly-owned subsidiary. USM Financial Solutions, Inc. has no assets and liabilities and has had no business activities since December 31, 2002.

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

From inception until 2000, we were engaged in the limited origination and servicing of new modular building leases. We conducted such activity primarily in the State of California and accounted for all the leases we entered into as operating leases. We ceased entering into new leases in 2000. Immediately before the closing of the Share Exchange, we were considered to be in the development stage because our operations principally involved market research and other business planning activities. As a result of the closing of the Share Exchange on April 15, 2008, our new business operations consist of those of Poise Profit's Chinese subsidiary, HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech"), which is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems. Poise Profit was incorporated on November 23, 2007 under the laws of the British Virgin Islands. Hi-tech was incorporated under the laws of the Hong Kong Special Administration Region, China on January 4, 2002. Hi-tech carries out its operations mainly through Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") with which Hi-tech has a contractual relationship. This arrangement reflects Chinese limitations on foreign investments and ownership in Chinese businesses. Shanghai Engineering's manufacturing activities are carried out by Shanghai Si Fang Boiler Factory-Vessel Works Division ("Vessel Works Division") located in Shanghai, China through a lease agreement with Vessel Works Division's owner. We are headquartered in Shanghai, China.

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

Consolidation of Variable Interest Entities

In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46R"), variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Each variable interest entity with which the Company is affiliated must be evaluated to determine who the primary beneficiary of the risks and rewards of ownership of the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity's financial information for financial reporting purposes.

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

The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts (1981)" issued by the American Institute of Certified Public Accountants ("SOP 81-1") requires use of the percentage of completion method in lieu of the completed contract method when: (a) it is possible to make reasonably reliable estimates of revenues and costs for the construction project; (b) the contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; (c) the purchaser has the ability and expectation to perform all contractual duties; and (d) the contractor has the same ability and expectation to perform. In contrast, SOP 81-1 provides that the completed contract method should be used in rare circumstances where: (a) the contract is of a short duration; (b) the contract violates any one of the prongs described above for the percentage of completion method; or (c) the project involves documented extraordinary, nonrecurring business risks. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and we are able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, we have the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which we recognize revenues. The risks and rewards of ownership of the installed goods pass to the customer upon completion of each stage of the project. Hence, EPC contracts involve a continuous sale and transfer of ownership rights that occurs as the work progresses as described in paragraph 22 of SOP 81-1. Further, a customer has the right to require specific performance of the contract and the contracts do not involve any documented extraordinary nonrecurring business risks. Finally, according to Accounting Research Bulletin Opinion No. 45, "Long-Term Construction-Type Contracts" ("ARB 45"), paragraph 15, the percentage of completion method is preferable when recognizing revenues when the estimates of costs of completion and the extent of progress toward completion of long-term contracts are reasonably dependable. For the above-mentioned reasons, we recognize revenues from EPC contracts using the percentage of completion method based on the guidance provided by SOP 81-1 and on the percentage of actual costs incurred to date in relation to total estimated costs for each contract in accordance with ARB 45.

We offer a limited warranty to our customers pursuant to which our customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually one to two years). We record the retainage as deferred revenue until our customers pay it after the warranty period expires, at which time we recognize it as revenue.

Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the "purchase method") be used and an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the impact that adopting SFAS 141R will have on our financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (a) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (b) the disclosure of derivative features that are credit risk-related; and (c) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States. We do not expect that SFAS 162 will have an impact on our financial statements.

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

On October 10, 2008, FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3") which clarifies the application of SFAS 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the three months ended September 30, 2008.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
	UNAUDITED		UNAUDITED
	(in dollars, except percentages)

REVENUES	$6,123,704	100.00%	$3,908,221	100.00%

COST OF SALES	4,513,038	73.70%	3,773,927	96.56%

GROSS PROFIT	1,610,666	26.30%	134,294	3.44%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,184,844	19.35%	212,597	5.44%
Including: equity-based expenses	223,119	3.64%	-	0.00%

INCOME (LOSS) FROM OPERATIONS	425,822	6.95%	(78,303)	-2.00%

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	8,645	0.14%	(7,236)	-0.19%
Interest (expense) income, net	14,823	0.24%	(8,688)	-0.22%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	449,290	7.34%	(94,227)	-2.41%

PROVISION FOR INCOME TAXES	204,434	3.34%	1,583	0.04%

NET INCOME (LOSS)	244,856	4.00%	(95,810)	-2.45%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	469	0.01%	8,174	0.21%

COMPREHENSIVE INCOME	$245,325	4.01%	$(87,636)	-2.24%

Revenues. Our revenues include revenues from sales of energy recovery systems, and provision of design services and EPC services. Revenues increased to $6,123,704 for the three months ended September 30, 2008 as compared to $3,908,221 for the three months ended September 30, 2007, an increase of $2,215,483 or 56.69%. The increase is attributable to mainly the increase in sales volume of energy recovery systems and services provided and the increase in revenue per contract during the three months ended September 30, 2008. The detailed changes are as follows:

	Three Months ended September 30,
	2008	2007	Change ($)	Change (%)
Average Revenue per Contract
Products	$259,026	$147,510	$111,516	75.60%
Design Services	$161,761		$161,761	N/A
EPC	$1,914,793	$2,285,609	$-370,816	-16.22%
Average Revenue per Contract	$340,206	$325,685	$17,660	5.39%
Number of Contracts Completed
Products	15	11	4	36.36%
Design Services	2	-	2	N/A %
EPC	1	1	-	0
Total Number of Contracts Completed	18	12	6	50.00%

Management believes that sales will continue to grow in spite of the recent deteriorating economic trend as we have secured orders for future periods and we believe we are among the few competitors in the industry with the necessary design and engineering capability to satisfy the recent growing market demand for larger energy recovery systems.

Cost of Sales. Cost of sales increased to $4,513,038 for the three months ended September 30, 2008, as compared to $3,773,927 for the three months ended September 30, 2007, an increase of $739,111 or 19.58%. During the three months ended September 30, 2008, prices of various steel-made materials significantly increased between 2.8% and 73.8%, compared to the prices during the same period of 2007. Based on the latest market situation, management expects the price of steel, which is the main raw material for manufacturing our products, will decrease during the remainder of 2008. Management also expects that the prices of other raw materials will at least remain stable during the remainder of 2008 as a result of recent changes in the overall market conditions. Thus, we expect that the cost of sales will remain stable.

Gross Profit. As a result, gross profit was $1,610,666 for the three months ended September 30, 2008 as compared to $134,294 for the three months ended September 30, 2007, an increase of $1,476,372 or 1,099.36%. The respective gross margins are 26.30% and 3.44% for the three months ended September 30, 2008 and 2007. The increase in our gross margin is mainly due to the better margin of increased licensing and design service contracts, better management of product costs and obtaining higher margin orders to cope with the fluctuation of raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,184,844 for the three months ended September 30, 2008, as compared to $212,597 for the three months ended September 30, 2007, an increase of $972,247 or 457.32%. Selling, general and administrative expenses as a percentage of revenue increased from 5.44% for the three months ended September 30, 2007 to 19.35% for the same period in 2008. In the three months ended September 30, 2008, the company incurred an aggregate of $531,270 of expenses related to public company operations, including $223,119 of expenses related to the issuance of shares of our common stock for services rendered to investor relations consultants, the issuance of shares of our common stock upon exercise of a warrant issued to a consultant, and stock options issued for services rendered to our non-employee directors and certain consultants. If such expenses were excluded, selling, general and administrative expenses would be $653,574 for the three months ended September 30, 2008, as compared to $212,597 for the three months ended September 30, 2007, an increase of $440,976 or 207.42%, representing a percentage of revenue of 10.67%. The increase is mainly attributable to the increase of salaries (by $211,011) as a result of company-wide gradual salary increases beginning in April 2008 and the addition of senior management members and staff, the increase of travel, meal and entertainment expenses (by $76,939) as a result of increased sales efforts, and the increase of general & administrative expenses (by $48,777).

Income from Operations. As a result of the above, income from operations totaled $425,822 for the three months ended September 30, 2008 as compared to a loss of $78,303 for the three months ended September 30, 2007, a increase of $504,125. As a percentage of revenues, income from operations was 6.95% for the three months ended September 30, 2008 as compared to -2.00% for the three months ended September 30, 2007. The increase is mainly attributable to increased sales, improved operational efficiency and the additional licensing and design service contracts with higher margins.

Non-operating Income. Non-operating income increased to $8,645 for the three months ended September 30, 2008 as compared to a loss of $7,236 for the three months ended September 30, 2007, an increase of $15,881. Non-operating income mainly consisted of tax refunds of our various Chinese variable interest entities during the three months ended September 30, 2008 and 2007.

Interest Expenses. Net interest income increased to $14,823 for the three months ended September 30, 2008, as compared to net interest expenses of $8,688 for the three months ended September 30, 2007. The net interest income is generated from cash in our bank accounts in excess of interest expenses on our short-term bank loan.

Income before Provision for Income Taxes. As a result of the foregoing, income before provision for income taxes was $449,290 for the three months ended September 30, 2008 as compared to a loss of $94,227 for the three months ended September 30, 2007, an increase of $543,517.

Net Income. As a result of the foregoing, we had net income of $244,856 for the three months ended September 30, 2008 compared to a net loss of $95,810 for the three months ended September 30, 2007, an increase of $340,666. The respective net margins are 4.00% and -2.45% for the three months ended September 30, 2008 and 2007. We believe that our operations will generate net income gradually and that the net margin will continue to improve because it is expected that we will secure more new orders as the growing domestic market in China has recognized our strong engineering capability. We are also expanding our export sales to international markets in Northern and Southeast Asia, the Middle East and Africa which usually have higher margins than domestic sales in China.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine Months ended September 30,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
	UNAUDITED		UNAUDITED
	(in dollars, except percentages)

REVENUES	$15,980,191	100.00%	$7,538,493	100.00%

COST OF SALES	12,467,448	78.02%	6,851,603	90.89%

GROSS PROFIT	3,512,743	21.98%	686,890	9.11%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,273,105	14.22%	842,776	11.18%
Including: equity-based expenses	396,559	2.48%	-

INCOME (LOSS) FROM OPERATIONS	1,239,638	7.76%	(155,886)	-2.07%

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	31,043	0.19%	11,170	0.15%
Interest (expense) income, net	(49,954)	-0.31%	(37,289)	-0.49%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,220,727	7.64%	(182,005)	-2.41%

PROVISION FOR INCOME TAXES	411,639	2.58%	7,944	0.11%

NET INCOME (LOSS)	809,088	5.06%	(189,949)	-2.52%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(44,436)	-0.28%	(49,414)	-0.66%

COMPREHENSIVE INCOME	$764,652	$4.78%	(239,363)	-3.18%

Revenues. Our revenues include revenues from sales of energy recovery systems, and provision of design services and EPC services. Revenues increased to $15,980,191 for the nine months ended September 30, 2008 as compared to $7,538,493 for the nine months ended September 30, 2007, an increase of $8,441,698 or 111.98%. The increase is attributable to mainly the increase in sales volume of energy recovery systems and services provided and the increase in revenue per contract during the nine months ended September 30, 2008. The detailed changes are as follows:

	Nine Months ended September 30,
	2008	2007	Change ($)	Change (%)
Average Revenue per Contract
Products	$238,465	$155,743	$82,722	53.11%
Design Services	$226,811	$89,706	$137,105	152.84%
EPC	$1,969,049	$2,285,609	$-316,560	-13.85%
Average Revenue per Contract	$266,337	$209,403	$56,934	27.19%
Number of Contracts Completed
Products	54	32	22	68.75%
Design Services	5	3	2	66.67%
EPC	1	1	0	0%
Total Number of Contracts Completed	60	36	24	66.67%

Management believes that sales will continue to grow because we have secured orders for future periods and because we believe we are among the few competitors in the industry with the necessary design and engineering capability to satisfy the recent growing market demand for larger energy recovery systems.

Cost of Sales. Cost of sales increased to $12,467,448 for the nine months ended September 30, 2008, as compared to $6,851,603 for the nine months ended September 30, 2007, an increase of $5,615,845 or 81.96%. During the nine months ended September 30, 2008, the prices of various steel-made raw materials increased by between 2.8% and 54.0%. The rate of increase in the cost of sales was lower than that of revenues. This is mainly attributable to our efforts to attempt to offset the increase in raw material prices by gradually increasing contract prices for our products and projects, and offering more design services which have much higher gross margin. Based on the current market situation, management expects that the price of steel, which is the main raw material for manufacturing our products, will decrease during the remainder of 2008. Management also expects that the prices of other raw materials will at least remain stable in 2008 as a result of recent changes in the overall market conditions. Thus, we expect that the cost of sales will remain stable.

Gross Profit. As a result, gross profit was $3,512,743 for the nine months ended September 30, 2008 as compared to $686,890 for the nine months ended September 30, 2007, an increase of $2,825,853 or 411.40%. The respective gross margins are 21.98% and 9.11 % for the nine months ended September 30, 2008 and 2007. The increase in our gross margin is mainly due to the better margin of increased licensing and design service contracts, better management of product costs and obtaining higher margin orders to cope with the fluctuation of raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,273,105 for the nine months ended September 30, 2008, as compared to $842,776 for the nine months ended September 30, 2007, an increase of $1,430,329 or 169.72%. Selling, general and administrative expenses as a percentage of revenue increased from 11.18% for the nine months ended September 30, 2007 to 14.22% for the same period in 2008. In the nine months ended September 30, 2008, the company incurred $963,506 of expenses related to the closing of the Share Exchange and public company operations, including $396,559 of expenses related to the issuance of shares of our common stock for services rendered to investor relations consultants, the issuance of shares of our common stock upon exercise of a warrant issued to a consultant, and stock options issued for services rendered to our non-employee directors and certain consultants. If such expenses were excluded, selling, general and administrative expenses would be $1,309,599 for the nine months ended September 30, 2008, as compared to $842,776 for the nine months ended September 30, 2007, an increase of $466,823 or 55.39%, representing a percentage of revenue of 8.20%. The increase is mainly attributable to the increase of salaries (by $205,391) as a result of company-wide gradual salary increases beginning in April 2008 and the addition of senior management members and staff, the increase of travel, meal and entertainment expenses (by $119,294) as a result of increased sales efforts. We are continuously devoted to improving our operational efficiency and focused on securing orders with increased contract values in an attempt to achieve economies of scale and minimize the impact of expenses related to public company operations.

Income from Operations. As a result of the above, income from operations totaled $1,239,638 for the nine months ended September 30, 2008 as compared to a loss of $155,886 for the nine months ended September 30, 2007, an increase of $1,395,524. As a percentage of revenues, income from operations was 7.76% for the nine months ended September 30, 2008 as compared to -2.07% for the nine months ended September 30, 2007. The increase is mainly attributable to increased sales, improved operational efficiency and the additional licensing and design service contracts with higher margins.

Non-operating Income. Non-operating income increased to $31,043 for the nine months ended September 30, 2008 as compared to $11,170 for the nine months ended September 30, 2007, an increase of $19,873 or 177.91%. Non-operating income mainly consisted of tax refunds of our various Chinese variable interest entities during the nine months ended September 30, 2008.

Interest Expenses. Interest expenses increased to $49,954 for the nine months ended September 30, 2008, as compared to $37,289 for the nine months ended September 30, 2007, a decrease of $12,665 or 33.96%. The increase in interest expenses is mainly attributable to the excess of the interest expense related to our short-term bank loan of $380,380 over the interest income generated from cash in our bank accounts.

Income (Loss) before Provision for Income Taxes. As a result of the foregoing, income before provision for income taxes was $1,220,727 for the nine months ended September 30, 2008 as compared to a loss of $182,005 for the nine months ended September 30, 2007, an increase of $1,402,732.

Net Income (Loss). As a result of the foregoing, net income increased to $809,088 for the nine months ended September 30, 2008 as compared to a net loss of $189,949 for the nine months ended September 30, 2007, an increase of $999,037. The respective net margins are 5.06% and -2.52% for the nine months ended June 30, 2008 and 2007. The increase in net income is attributable to mainly the increased sales volume represented by number of contracts completed, improved operational efficiency and the increased licensing and design service contracts which has a comparably higher profit margin than other contracts we entered into. Management believes that net income will continue to increase because it is expected that we will secure more new orders as the growing domestic market in China has recognized our strong engineering capability and we are also expanding our export sales to international markets in Northern and Southeast Asia, the Middle East and Africa which usually have better margins than domestic sales in China.

Liquidity and Capital Resources
Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months ended September 30,
	2008	2007
	(in dollars)
	UNAUDITED	UNAUDITED
Net cash (used in) provided by operating activities	$104,846	$5,391
Net cash used in investing activities	(194,188)	(92,250)
Net cash provided by financing activities	6,072,231	141,462
Effect of exchange rate changes on cash and cash equivalents	79,594	(6,650)
Net increase in cash and cash equivalents	6,062,483	47,953
Cash and cash equivalents at the beginning of period	306,150	147,605
Cash and cash equivalents at the end of period	$6,368,633	$195,558

Operating Activities

Net cash provided by operating activities was $104,846 for the nine months ended September 30, 2008 compared with net cash provided by operating activities of $5,391 for the same period in 2007. The increase of $99,455 in operating activities is mainly attributable to an increase in net income and non-cash expense items such as warrants, shares and stock options issued for services.

Investing Activities

Net cash used in investing activities was $194,188 for the nine months ended September 30, 2008 compared to net cash used in investing activities of $92,250 for the same period in 2007. The change of $101,938 is due to our purchasing additional equipment to meet increasing production capacity needs as a result of an increased number of orders received.

Financing Activities

Net cash provided by financing activities was $6,072,231 for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $141,462 for the same period in 2007, an increase of $5,930,769. This is mainly attributable to the closing of our Series A Convertible Preferred Stock financing on April 15, 2008 with net proceeds of $6,619,278.

Capital Resources

We incurred the following bank loans during the nine months ended September 30, 2008 and 2007, respectively:

On January 30, 2008, we borrowed RMB 2,600,000 (approximately $380,380 as of September 30, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch. The term of the loan is one year. The loan agreement provides for monthly interest payments at an interest rate of 7.47% per annum, maturing in January 2009.

On January 8, 2007, we borrowed RMB 2,200,000 (approximately $282,040 on the loan issuance date) on a short-term bank loan for working capital purposes from Bank of Shanghai, Baiyu Branch. The term of the loan was less than one year. The loan agreement provided for quarterly interest payments at an interest rate of 7.04% per annum, maturing in December 2007. We repaid the loan before December 31, 2007.

In April 2008, we received net proceeds of approximately $6.6 million upon closing of our Series A Convertible Preferred Stock financing on April 15, 2008. We believe that our current cash and cash equivalents, anticipated cash flow from operations and net proceeds from the April 15, 2008 financing will be sufficient to meet our anticipated working capital needs for at least 12 months after the closing of the financing. The proceeds from the financing will primarily be used for general working capital purposes, including funding the purchase of raw materials for our products, the purchase of necessary additional equipment for our current manufacturing facility, sales and marketing expenses, and research and development expenses that we will need for the planned operations. However, we cannot provide any assurances that the proceeds raised in the April 15, 2008 financing will be sufficient for the planned expansion of our operations. Further, we would require additional capital to finance any future manufacturing facility expansion, changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional capital in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Contractual Obligations

Bank indebtedness increased to approximately $380,380 as of September 30, 2008 compared to $0 as of December 31, 2007 as a result of our borrowing RMB 2,600,000 (approximately $380,380 as of September 30, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2008, our board of directors awarded Mr. Richard Liu, our Chief Financial Officer, stock options exercisable into 50,000 shares of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant, pursuant to the terms of a Consulting Agreement. The term of the options is 10 years. The options are fully vested upon grant. Pursuant to the terms of our Stock Option Plan and unless otherwise agreed to, Mr. Liu's rights, if any, to exercise these vested stock options shall terminate upon the earlier to occur of (a) 90 days after the date of termination of Mr. Liu's consultant status if such termination is for a reason other than Mr. Liu's death, (b) one year after the date of Mr. Liu's death, and (c) the expiration date of the options.

On September 18, 2008, our board of directors appointed three new independent directors and granted them stock options to purchase 260,000 shares of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant. The term of the options is 10 years. The options will vest and become exercisable in eight equal quarterly installments on each October 1, January 1, April 1 and July 1, starting in 2008. Pursuant to the terms of our Stock Option Plan and unless otherwise agreed to, the directors' rights, if any, to exercise vested stock options shall terminate upon the earlier to occur of (a) 90 days after the date of termination of a director's director status if such termination is for a reason other than a director's death or disability, (b) one year after the date of a director's disability or death upon termination of employment upon a director's disability or death, and (c) the expiration date of the options.

Also on September 18, 2008, we awarded 25,000 stock options to one of our consultants. Each of the awarded options is exercisable into one share of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant. The term of the options is 10 years. The options are fully vested upon grant. Pursuant to the terms of our Stock Option Plan and unless otherwise agreed to, the consultant's rights, if any, to exercise these vested stock options shall terminate upon the earlier to occur of (a) 90 days after the date of termination of the consultant's consultant status if such termination is for a reason other than death, (b) one year after the date of his death, and (c) the expiration date of the options.

In August and September 2008, we issued an aggregate of 3,678,603 shares of our common stock upon conversion of 1,839,302 shares of our Series A Convertible Preferred Stock.

The issuances of the options described above were exempt from registration under Section 4(2) of the Securities Act insofar as we issued them to a limited number of individuals in exchange for services rendered or to be rendered.

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

CHINA ENERGY RECOVERY, INC.

Date: November 14, 2008	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Richard Liu
Richard Liu
Chief Financial Officer (Principal Financial and Accounting Officer)