Form 10-K
period 2008-12-31
China Energy Recovery, Inc.
filed 2009-03-30
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number	000-53283

CHINA ENERGY RECOVERY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0843696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7F, No. 267 Qu Yang Road Hongkou District, Shanghai China	200081
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	+86 (0)21 5556-0020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates is $64,599,264, as computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter.

Number of shares outstanding of the registrant's common stock as of March 19, 2009:
29,936,172 shares of Common Stock, $0.001 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement to be disseminated in connection with its 2009 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

TABLE OF CONTENTS

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials we will file with the U.S. Securities and Exchange Commission (the "SEC") contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the potential for and effect of future governmental regulation, fluctuation in global energy costs, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on our management's current plans and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These risks and uncertainties include, but are not limited to: our limited operating history; our ability to effectively market our products and services; the loss of key personnel; our inability to attract and retain new qualified personnel; our capital needs and the availability of and costs associated with potential sources of financing; adverse effects of the current turmoil in the credit markets; adverse effects of the current depressed global economic conditions; our inability to increase manufacturing capacity to meet demand; economic conditions affecting manufacturers of energy recovery systems and the industry segments they serve; our dependence on certain customer segments; difficulties associated with managing future growth; our failure to protect our intellectual property rights; allegations of claims of infringements of intellectual property rights brought against us; the loss of our ability to sell and install energy recovery systems made by third parties or such systems manufactured by us under licenses from third parties; fluctuations in currency exchange rates; our failure to comply with applicable environmental regulations; increased competition in our industry; our exposure to litigation from performing work on our customers' properties; an increase in warranty claims; our liability for injuries caused by our products; our inability to cover damages owed by insurance; fluctuation energy prices resulting in fluctuating demand for our products and services; risks related to our corporate structure, such as our inability to control our affiliated entities and conflicts of interest between our Chief Executive Officers' duties to us and to our affiliated entities; the uncertainties associated with the environmental, economic, political and legal conditions in China and changes thereof; the adverse effect of governmental regulation and other matters affecting energy recovery system manufacturers; Chinese restrictions on foreign currency exchange transactions; restrictions on foreign investments in China; ineligibility for and expiration of current Chinese governmental incentives; natural disasters and health related concerns; the development of an active trading market for our common stock; our failure to maintain quotation of our common stock on the OTC BB; the loss of coverage of our common stock by securities analyst; the failure of our complying with securities laws in private placements; our common stock being a penny stock; a sudden increase in the number of shares of our common stock in the market as a result of Rule 144 sales or conversion or exercise of derivative securities; our failure to maintain adequate internal controls over financial reporting; and our inability to attract unsolicited buyers of our business because of our ability to issue blank check preferred stock.

These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of this Annual Report on Form 10-K entitled "Risk Factors."

Item 1.	Business.

Overview of Our Business

China Energy Recovery, Inc. (the "Company," "we," "us," "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. A majority of the manufacturing takes place at the Company's leased manufacturing facilities in Shanghai, China. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the system is assembled and installed. The Company has primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. The Company has installed over 100 energy recovery systems both in China and internationally. The Company sells its energy recovery systems and services mainly directly to customers.

Our History

Unless otherwise noted, the disclosures about our history reflect the Company's capital structure as of the time of the occurrences described and do not take into account subsequent stock splits or other adjustments to the Company's capital structure.

We incorporated in the State of Maryland in May 1998 under the name Majestic Financial, Ltd. We changed our name to Commerce Development Corporation, Ltd. in April 2002. Effective June 5, 2007, we changed our name to MMA Media Inc.

On January 24, 2008, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Poise Profit International, Ltd., a private British Virgin Islands corporation ("Poise Profit"), and Poise Profit's shareholders pursuant to which we agreed to acquire all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 41,514,179 shares of our common stock (on a post-1-for-9 stock split basis approved by our board of directors in connection with entering into the Share Exchange Agreement) to Poise Profit's shareholders (the "Share Exchange").

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

Effective February 5, 2008, we changed our name to China Energy Recovery, Inc. and conducted a 1-for-9 reverse stock split of our issued and outstanding capital stock pursuant to which each nine shares of our common stock issued and outstanding on the record date of February 4, 2008 was converted into one share of our common stock. We had 84,922,000 shares of common stock issued and outstanding immediately prior to the reverse stock split and 9,435,780 shares thereafter.

On April 15, 2008, we closed the Share Exchange pursuant to which we acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 41,514,179 shares of our common stock to Poise Profit's stockholders. Upon the closing of the Share Exchange, Poise Profit became our wholly-owned subsidiary and our business operations consisted of those of Poise Profit's wholly-owned subsidiary, HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech"), incorporated in the Hong Kong Special Administration Region, China.

Also on April 15, 2008 and as a condition to closing of the Share Exchange, we entered into Securities Purchase Agreements (the "Securities Purchase Agreement") with 25 accredited investors pursuant to which we issued and sold an aggregate of 7,874,241 units at a price per unit of $1.08 with each unit consisting of one share of our Series A Convertible Preferred Stock, par value $0.001 per share, and one warrant to purchase one-half of one share of our common stock at an exercise price of $1.29 per share (the "Financing"). Thus, at the closing of the Financing, we issued 7,874,241 shares of our Series A Convertible Preferred Stock to the investors and we also issued warrants to the investors for the purchase of an aggregate of 3,937,121 shares of our common stock for an aggregate purchase price of $8,504,181. After the April 16, 2008 1-for-2 reverse stock split described below, the warrants are exercisable into 1,968,561 shares of common stock at an exercise price of $2.58.

On April 16, 2008, we conducted a 1-for-2 reverse stock split of our issued and outstanding capital stock pursuant to which each two shares of our common stock issued and outstanding on the record date of April 15, 2008 was converted into one share of our common stock. We had 50,949,959 shares of common stock issued and outstanding immediately prior to the reverse stock split and 25,474,980 shares thereafter.

On May 6, 2008, we filed a registration statement on Form S-1 to register for resale certain shares of our common stock held by selling stockholders.  The registration statement became effective on September 8, 2009.

On June 17, 2008, we filed a registration statement on Form 8-A to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Starting in the summer of 2008, we began a reorganization of our corporate structure as further described under the caption "Organizational Structure and Subsidiaries" below.

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

As a result of the closing of the Share Exchange on April 15, 2008, our new business operations consist of those of Poise Profit's Chinese subsidiary, Hi-tech, which were subsequently transferred to CER Hong Kong as described in Item 1 Business - Organizational Structure and Subsidiaries. CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

Organizational Structure and Subsidiaries

After closing of the Share Exchange, our organizational structure reflected Chinese limitations on foreign investments and ownership in Chinese businesses. Generally, these limitations prevent a U.S. corporation from owning directly certain types of Chinese businesses. Instead, a U.S. corporation can obtain the benefits and risk of equity ownership of a Chinese business either by being a part-owner of a Chinese joint venture or by entering into fairly extensive and complicated contractual relationships with Chinese companies wholly-owned by Chinese owners. At that time, and still to a significant extent, our business relied on contractual relationships. However, we began a corporate reorganizing process in the summer of 2008 to gradually move our assets and operations from affiliated entities with which we have only contractual relationships into wholly-owned subsidiaries. Until our reorganization is complete, our corporate structure will reflect a combination of control via direct ownership and contractual arrangements.

Poise Profit is our only wholly-owned subsidiary and was incorporated on November 23, 2007 under the laws of the British Virgin Islands. Poise Profit, in turn, owns 100% of the issued and outstanding equity interests in Hi-tech and CER (Hong Kong) Holdings Limited ("CER Hong Kong"). Hi-tech was incorporated under the laws of the Hong Kong Special Administration Region, China on January 4, 2002. Historically, all of our operations were conducted through Hi-tech, via contractual arrangements with affiliated Chinese entities, but we are in the process of transferring our assets and operations from Hi-tech to CER Hong Kong and its wholly-owned subsidiary CER Energy Recovery (Shanghai) Co., Ltd. ("CER Shanghai"). As a step of our reorganization, CER Hong Kong was incorporated on August 13, 2008 under the laws of the Hong Kong Special Administrative Region, China and was originally jointly owned by Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors. On December 3, 2008, Mr. Wu and Mrs. Zhou transferred ownership of CER Hong Kong to Poise Profit. CER Shanghai was incorporated on November 11, 2008 as a wholly foreign-owned enterprise in Shanghai, China. After our reorganization is complete, CER Shanghai will be our primary operating entity in China and CER Hong Kong will be our primary holding entity holding all equity interests in our Chinese subsidiaries, including CER Shanghai. While we are gradually transferring our current assets and operations to CER Shanghai, we plan that CER Shanghai will enter into the majority of all new business contracts.

Before December 3, 2008, all of our operations were conducted through Hi-tech and its affiliated companies. Hi-Tech was engaged in the marketing and sale of energy recovery systems which were designed, manufactured and installed by affiliated companies. Hi-tech had entered into contractual relationships with two entities incorporated in Shanghai, China: Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental"). Each of Shanghai Engineering and Shanghai Environmental was considered a "variable interest entity" and its financial information was consolidated with Hi-tech's pursuant to the Financial Accounting Standards Board's ("FASB") Financial Interpretation 46 (Revised), Consolidation of Variable Interest Entities, which interprets Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements. Hi-tech entered into contractual relationships with Shanghai Engineering and Shanghai Environmental to comply with Chinese laws regulating foreign-ownership of Chinese companies. Shanghai Engineering is engaged in the business of designing, manufacturing and installing energy recovery systems. All manufacturing is done by Vessel Works Division pursuant to a cooperative manufacturing agreement between Shanghai Engineering and Vessel Works Division's parent, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"), as further described below. Vessel Works Division holds important permits for the manufacturing and installation of boilers used in our energy recovery systems. Shanghai Environmental is not an operating company but it served in the past as a vehicle for arranging sales and maximizing tax benefits. We did not use Shanghai Environmental for these purposes during our 2008 fiscal year and do not intend to do so in the future. We intend to start the process to dissolve Shanghai Environmental in 2009. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors. Shanghai Environmental is wholly-owned by Mr. Wu.

The material contractual relationships between Hi-tech and each of Shanghai Engineering and Shanghai Environmental consisted of:

•
Consulting Services Agreements - These agreements allow Hi-tech to manage and operate Shanghai Engineering and Shanghai Environmental, and collect the respective net profits of each company. Under the terms of the agreements, Hi-tech is the exclusive provider of advice and consultancy services to Shanghai Engineering and Shanghai Environmental, respectively, related to the companies' general business operations, human resources needs and research and development, among other things. In exchange for such services, each of Shanghai Engineering and Shanghai Environmental must pay to Hi-tech such company's net profits. Hi-tech will own all intellectual property rights developed or discovered through research and development in the course of providing services under the agreements but will grant a license to use such intellectual property back to the respective company if necessary to conduct the business. Each of Shanghai Engineering and Shanghai Environmental are required to cause their respective shareholders to pledge such shareholders' equity interests in the respective companies to secure the fee payable by Shanghai Engineering and Shanghai Environmental, respectively, under the agreements. The agreements contain affirmative covenants requiring each of Shanghai Engineering and Shanghai Environmental to take certain actions, such as (but not limited to) delivering periodic financial reports to Hi-tech. The agreements also contain negative covenants preventing each of Shanghai Engineering and Shanghai Environmental from taking certain actions such as (but not limited to) issuing equity, incurring indebtedness and changing its business. The agreements are effective until terminated and they may be terminated by Hi-tech for any or no reason and by either party for reasons explicitly set forth in the agreements, including (but not limited to) a breach by the other party or the other party's becoming bankrupt or insolvent. The parties may not assign or transfer their rights or obligations under the respective agreements without the prior written consent of the other party, except that Hi-tech may assign its rights or obligations under the agreements to an affiliate.

•
Operating Agreements - The parties to each of these agreements are Hi-tech, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. Under the agreements, Hi-tech guarantees the contractual performance by each company under any agreements with third parties, in exchange for a pledge by each of Shanghai Engineering and Shanghai Environmental of all of its respective assets, including accounts receivable. Hi-tech has the right to approve any transactions that may materially affect the assets, liabilities, rights or operations of each company and provide, binding advice regarding each company's daily operations, financial management and employment matters, including the dismissal of employees. In addition, Hi-tech has the right to recommend director candidates and appoint the senior executives of each company. The agreements expire 10 years from execution unless renewed. Hi-tech has the right to terminate each of the agreements upon 30 days' written notice but Shanghai Engineering and Shanghai Environmental do not have the right to terminate their respective agreement during its term. Hi-tech may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering and Shanghai Environmental, respectively. Shanghai Engineering and Shanghai Environmental may not assign their rights or obligations under the respective agreements without the prior written consent of Hi-tech.

•
Proxy Agreements - Hi-tech has entered into proxy agreements with all of the shareholders of each of Shanghai Engineering and Shanghai Environmental under which the shareholders have vested their voting power of the companies in Hi-tech and agreed to not transfer the shareholders' respective equity interests in the two companies to anyone but Hi-tech or its designee(s). The agreements do not have an expiration date. Hi-tech has the right to terminate each of the agreements upon 30 days' written notice but the shareholders may not terminate the agreements without Hi-tech's consent.

•
Option Agreements - The parties to each of these agreements are Hi-tech, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. The shareholders of each of Shanghai Engineering and Shanghai Environmental have granted Hi-tech or its designee(s) the irrevocable right and option to acquire all or a portion of such shareholders' equity interests in the two companies. The shareholders have also agreed not to grant such an option to anyone else. The purchase price for a shareholder's equity interests will be equal to such shareholder's original paid-in price for such equity interest. Pursuant to the terms of the agreements, the shareholders and each of Shanghai Engineering and Shanghai Environmental have agreed to certain restrictive covenants to safeguard Hi-tech's rights under the respective agreement. The agreements expire 10 years from execution unless renewed. Hi-tech may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering, Shanghai Environmental and the shareholders, respectively. Shanghai Engineering, Shanghai Environmental and the shareholders, respectively, may not assign their rights or obligations under the respective agreements without the prior written consent of Hi-tech.

•
Equity Pledge Agreements - The parties to each of these agreements are Hi-tech, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. The shareholders of each of Shanghai Engineering and Shanghai Environmental have pledged all of their respective equity interests in the two companies to Hi-tech to guarantee each of Shanghai Engineering and Shanghai Environmental's performance of these companies' respective obligations under the Consulting Services Agreements. The pledge expires two years after the obligations under the Consulting Services Agreements described above are fulfilled. Hi-tech has the right to collect any and all dividends paid on the pledged equity interests. Pursuant to the terms of the agreements, the shareholders and each of Shanghai Engineering and Shanghai Environmental have agreed to certain restrictive covenants to safeguard Hi-tech's rights under the respective agreement. Upon an event of default under the agreements, Hi-tech may vote, control, sell or dispose of the pledged equity interests and may require the shareholders to pay all outstanding and unpaid amounts due under the Consulting Services Agreement. Pursuant to the terms of the agreements, the shareholders have agreed to certain restrictive covenants to safeguard Hi-tech's rights under the respective agreement. Hi-tech may freely assign its rights and obligations under the agreements upon written notice to the shareholders. The shareholders, may not assign their rights or obligations under the respective agreements without the prior written consent of Hi-tech.

On December 3, 2008, as a step in our reorganization, all of the above-referenced contracts between Hi-tech and Shanghai Engineering and between Hi-tech and Shanghai Environmental were transferred to CER Hong Kong. From this date, CER Hong Kong is engaged in the marketing and sale of energy recovery systems which are designed, manufactured and installed by its subsidiaries and affiliated companies.

All of Shanghai Engineering's manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently amended, with a state-owned enterprise, Shanghai Si Fang. Pursuant to the agreement, Shanghai Si Fang leases one of its subsidiaries, Vessel Works Division (sometimes also translated from Chinese into English as "Shanghai Si Fang Boiler Factory Container Branch Factory"), to Shanghai Engineering. The agreement expires on December 31, 2009 unless renewed. According to the agreement, we have the following rights: (a) complete control over the operations of Vessel Works Division; (b) right of use of the employees, property, plant and equipment of Vessel Works Division; (c) use of the "Si Fang" brand name and license for pressure vessels; and (d) entitlement to the net profits of Vessel Works Division. Shanghai Si Fang provides quality control for the manufactured products. We pay Shanghai Si Fang rental and management fees of 2.7 million Renminbi in the aggregate (approximately $389,206 at the 2008 annual average exchange rate) per year during the period from January 1, 2008 to December 31, 2009. We are in the process of renegotiating the rental and management fees and expect them to increase in the near future due to inflation and an increase in the price of land in the area. Although we do not own any of the outstanding equity interests in Vessel Works Division, we have control over Vessel Works Division and the risks and rewards associated with equity ownership under the terms of the agreement.

At the time of the closing of the Share Exchange, Hi-tech owned 90% of a joint venture called Shanghai Haie Investment Consultation Co., Ltd. ("JV Entity"), a company organized in Shanghai, China, providing investment consultancy services, enterprise management consultancy services and marketing policy planning services to third-party customers as well as affiliates. The remaining 10% was owned by Shanghai Engineering. In compliance with the new Chinese regulation effective January 2008, on June 16, 2008, JV Entity's board of directors approved a plan to dissolve JV Entity. The application for dissolution was approved by the Chinese governmental authority in July 2008. We dissolved JV Entity on September 1, 2008 and its assets, in the form of an initial capital contribution from Hi-tech, were returned to Hi-tech on September 18, 2008.

The following is an organizational chart setting forth the current status of the Company's subsidiaries and affiliated companies:

Industry Overview

Global demand is increasing for innovative environmental protection and renewable energy solutions for sustainable economic growth. Modern industrial nations and emerging markets today are faced with the growing challenge of reducing and controlling air pollution emissions that present serious health risks to national populations, cross international borders, and damage the environment. Increased energy consumption has forced governments and industries to invest in improving energy efficiency and alternative forms of power generation and conservation. As the global power generation industry and manufacturing industries increase their focus on improving efficiency and mitigating the environmental impact of its processes, we believe that energy recovery systems will play a major role in improving the output that can be obtained from current supplies.

Energy recovery systems can salvage the majority of the wasted energy from excess heat that industrial manufacturing facilities and power plants release into the atmosphere in the form of hot exhaust gases or high pressure steam by converting the heat into electricity (often through steam driven generator turbines) which can be used in industrial processes, thereby lowering energy costs. In addition, energy recovery systems can also capture harmful pollutants that would otherwise be released into the environment from certain industrial processes. These reduced emissions can also help companies meet environmental regulations. Energy recovery systems may also be used in heat recovery applications whereby excess heat may be used to heat buildings and water. Examples of end-users of this type of energy recovery system include hospitals and schools that may heat their buildings and water with excess heat generated by their own large electrical equipment. This type of energy recovery system is less complicated and requires significantly less technical qualifications to build than the industrial energy recovery systems described above as it is essentially redirecting the heat generated by one system into other on-site systems. As a result, this type of energy recovery system is cheaper to build and the barriers to entry into this market are lower than in the market for industrial energy recovery systems. Our business focuses on energy recovery systems for industrial applications.

We believe that energy recovery systems represent a large-scale, environmentally friendly and economically feasible form of power generation and tool for improving energy efficiency. Compared with other alternative forms of power, such as solar, wind or biomass, we believe that energy recovery systems are dramatically more affordable for technology capable of delivering power on the scale necessary for industrial clients. In our opinion, energy recovery systems are cost competitive even with large-scale, traditional power sources such as coal, fossil fuels and nuclear power, but have the added benefit of reducing pollution and greenhouse gas emissions.

According to recent studies from the U.S. Department of Energy and the U.S. Environmental Protection Agency, energy recovery systems could generate nearly 200 gigawatt ("GW") of new power, equivalent to approximately 20% of current U.S. power generation capacity. The European Union is a significant user of energy recovery systems, with 104 GW installed power generating capacity; Germany and Italy have the most installed capacity at 16 GW and 13 GW, respectively.

We have developed and commercialized our proprietary customized energy recovery technologies and solutions to cost-effectively reduce pollution and capture the waste heat released by our customer's industrial processes. Our energy recovery systems can help our customers improve their energy use efficiency. For example, our energy recovery systems applied in sulfuric acid manufacturing processes can produce as much as three times the useable energy from the same fuel by recovering otherwise lost energy and reusing it in the manufacturing processes directly or to further generate electrical power, which may allow customers to slash energy expenditures by up to two-thirds. Additionally, these systems can reduce harmful emissions resulting from certain types of sulfuric acid manufacturing processes that otherwise would have been released into the atmosphere. Other benefits include our customers' ability to sell carbon credits, reduction of flue gas and equipment sizes of all flue gas handling equipment such as fans, stacks, ducts, and burners, and a reduction in auxiliary energy consumption.

The most notable target customers for our energy recovery systems are major types of industrial manufacturing facilities, such as chemical plants, petrochemical plants, paper manufacturing plants, oil refineries, cement plants, steel mills, etc. These types of customers generally operate manufacturing equipment that release waste heat into which our energy recovery systems can be implemented and integrated to capture such waste heat for direct reuse or, if connected with steam-driven turbines, to produce electricity.

Global Market Overview

The world currently faces fundamental problems with its energy supply, which are due primarily to the reliance on fossil fuels. The economic prosperity of the wealthiest nations in the twentieth century was built on a ready supply of inexpensive fossil fuel and developing nations have continued in the twenty-first century to consume fossil fuel reserves at an ever increasing rate. This has led to worldwide reserve depletions, indicating that both oil and gas are likely to be effectively exhausted before the end of this century. Only coal reserves are expected to last into the next century. Yet even if fossil fuel supplies were unconstrained, their continued use poses its own problems. All fossil fuel combustion produces carbon dioxide, which appears to result in the warming of the earth's atmosphere with profound environmental implications across the globe.

These problems have resulted in the realization that the world must both increase the efficiency of its utilization of fossil fuels and decrease its reliance upon them. Environmental issues related to fossil fuel combustion arose first during the 1980s with the advent of acid rain, a product of the sulfur and nitrogen emissions from fossil fuel combustion. Power plants were forced by legislation and economic measures to control these emissions. However it is the recognition of global warming that presents the most serious challenge because carbon dioxide exists at much higher levels in the flue gases of power plants and major types of industrial manufacturing facilities than sulfur dioxide and nitrogen oxides.

Although renewable energy capacity offers a hedge against major price rises because most renewable technologies exploit a source of energy that is freely available, many renewable technologies today still rely on government subsidies to make them competitive. Governments may also impose penalties upon companies, such as carbon trading schemes, which discourage the use of fossil fuels or increase its costs by imposing stringent emissions limits.

Given the international concerns regarding global warming and pollution and the need to more efficiently utilize fossil fuels, we believe that there exists massive worldwide demand and a growing market for technologies that can enable companies to generate greater amounts of energy from the same supply of fossil fuels and that also reduce the amount of harmful emissions that would otherwise be released from the combustion of those fossil fuels. These technologies, including energy recovery systems, could benefit companies by both reducing energy costs and mitigating possible emissions penalties.

China Market Overview

Booming economic growth and rapid industrialization has spurred demand for electric power in China over the previous few years. By the end of 2006, China's total installed generating capacity reached 622 GW, an increase of more than 20% over the capacity at the end of 2005. Due to the expansion of energy intensive industrial sectors such as steel, cement, and chemicals, China's energy consumption has been growing faster than the country's gross domestic product ("GDP") and thus causing a shortage of electricity and coal and blackouts in over 20 of the country's 32 provinces, autonomous regions and municipalities. With the rapid modernization and industrialization of the country's economy, China is the world's second largest consumer of energy after the United States with its demand now accounting for over 15% of the world's energy consumption. According to the International Energy Agency, China needs to add 1,300 GW to its electricity-generating capacity, more than the total installed capacity currently in the United States, to meet its demands over the next several years. We predict that the result of this massive increase in electric generation capacity will be a rapid rise in harmful emissions. China has already surpassed the United States to become the world's largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its energy needs. Only 1% of China's 560 million city dwellers breathe air considered safe by EU standards, environmental problems have led to industrial cities where people rarely see the sun, and birth defects in infants have soared nearly 40% since 2001. In addition, sulfur dioxide and nitrogen oxides released by coal-fired power plants fall as acid rain on Seoul, South Korea and Tokyo, Japan. A 2005 report by Chinese environmental experts, quoted in a New York Times article ("As China Roars, Pollution Reaches Deadly Extremes," August 26, 2007), estimates that annual premature deaths attributable to outdoor air pollution in China were likely to reach 380,000 in 2010 and 550,000 in 2020.

China has set internal targets for energy efficiency to mitigate the negative impact of growth in future energy demand on the country's environmental problems. China aims to improve energy efficiency per unit of GDP in 2010 by 20% compared with 2005. To enable the implementation of China's recent climate change policy, mayors across each province are required to develop local plans, and their performance against implementing these plans will be measured. In order to meet demand more efficiently and without further increasing pollution, significant investment in alternative energy and clean technologies such as energy recovery systems will be crucial.

Use of alternative and renewable energy is expanding rapidly in China and currently contributes approximately 16% to total electricity generation and 7.5% to total primary energy supply. In China the generation capacity of electricity from renewable energy is dominated by hydropower, which accounted for more than 95% of the total electricity from renewable energy in 2005. Wind energy accounted for 1.1% of the total renewable installed capacity at the end of 2005, but China has more than doubled its total wind power capacity by installing additional capacity of 1,347 MW of wind energy during 2006. To reduce the country's current reliance on coal-fired generation, the Chinese government is stepping up efforts to accelerate the development of renewable energy. The Renewable Energy Law, which came into effect on January 1, 2006, along with a number of incentive policies ranging from tax incentives to subsidies, have been introduced to stimulate investment in renewable energy technologies. NDRC, a macroeconomic management agency under the Chinese State Council, has set a target to source 16% of primary energy from renewable energy by 2020, up from a 7.5% actual share in 2005. This includes development of 300 GW of hydropower, 30 GW of wind power, 30 GW of biomass power, 1.8 GW of solar photovoltaic systems, and smaller amounts of solar thermal and geothermal power. Business Insights, a company involved in providing strategic market and company analyses, estimates that realizing this target would require approximately 130 GW of new renewable energy capacity with an investment of up to $184 billion.

Competitive Markets and Competition

Competition in the energy recovery system industry generally is divided by segment following the differentiation between low-grade energy recovery systems used for heat recovery applications (lower power extraction/generation capacity) and high-grade energy recovery systems used in industrial applications (higher power extraction/generation capacity).

Most of the players in the market are engineering firms that produce low-grade energy recovery systems for heat recovery applications mainly used by schools, hospitals and similar facilities. These products are generally undifferentiated and require lower levels of capital to develop. This type of energy recovery system is less complicated and requires significantly less technical qualifications to build than high-grade industrial energy recovery systems. As a result, this type of energy recovery system is cheaper to build and the barriers to entry into this market are lower than in the market for industrial energy recovery systems.

High-grade energy recovery systems for industrial applications, like ours, require large amounts of capital investment and high levels of expertise resulting in barriers to entry to most prospective market entrants. Because energy recovery systems of this type are highly customized based on the particular customer's need, manufacturers mainly compete based on their respective engineering capabilities. The manufacturers of industrial energy recovery systems generally fall into one of the following classifications:

•	Companies that specialize exclusively in energy recovery systems and account for the majority of the larger and more advanced production of energy recovery systems; and
•	Major equipment manufacturers for which energy recovery systems are not a key focus but that have the necessary resources to build effective systems.

Barriers to entry for the production of high grade energy recovery systems have resulted in a majority of the global sales for energy recovery systems being generated by a few large players. These industry participants focus on large scale projects leaving many intermediate opportunities for companies such as ours. The largest of these players globally include Babcock-Hitachi (Japan), Foster Wheeler (USA), and Mitsubishi Heavy Industries (Japan). The major players in China include Dong Fang Boiler Group, Wuhan Boiler, Hangzhou Boiler Group, and Anshan Boiler.

We are principally engaged in designing, manufacturing, installing and servicing fully-customized energy recovery systems. While most of our competitors only offer one or two off-the-rack models, we develop products across varying specifications to best suit each customer's needs and objectives. Our products can recycle as much as 70% of the energy that would otherwise have been lost.

We have enabled our customers to achieve substantial gains in energy efficiency and we continue to carry out research and development activities alongside with the design and engineering activities for customers’ projects to enhance efficiencies and decrease environmental impact. We employ approximately 90 highly trained engineers in our engineering team and are planning to expand it.

We have targeted our products at industrial sectors with significant amounts of waste heat. These sectors include:

•	Chemical and Petrochemical Industries;
•	Paper Manufacturing;
•	Refining Industry; and
•	Metallurgical Industry.

We differentiate ourselves from our competitors by specializing in energy recovery systems and being one of the few players in the market capable of providing engineering, procurement and construction ("EPC") services for waste heat recovery (as further described below under the caption "Products and Technology"). Although we have the capacity and ability to provide EPC services, it was relatively rare in the past that a customer requests such services. For example, we did not enter into any EPC contracts in 2006 but entered into one EPC contract upon a customer's request in 2007. However, we have recently seen increasing interest from customers in EPC projects. We believe that we are currently a dominant player in energy recovery systems to sulfuric acid manufacturers in China. We believe that energy recovery systems for sulfuric manufacturing are the most difficult to design and engineer due to the strong erosive character of the sulfuric acid.

Design and Engineering

Our primary design and engineering facility is located in Shanghai, China. The facility employs approximately 90 engineers. Approximately 65 of the engineers engage in project design, customizing the energy recovery systems to meet the individual needs of various industries. The balance of the engineers manage our production processes at the facility. We believe that our engineering team is highly experienced and accomplished in its field.

Manufacturing

We operate a manufacturing facility, owned by Shanghai Si Fang and through Shanghai Engineering as further described above, in Shanghai, China. The facility occupies approximately 10 acres (4 hectares) of land with approximately 191,300 square feet of manufacturing space and storage. We employ a team of 230 skilled workers, technicians and quality assurance personnel at the manufacturing facility. Our employees utilize a vast array of equipment including lathes, drills, metal cutting machines, forging equipment, handling equipment (cranes), welding machines, and testing equipment. A majority of the equipment is leased from Shanghai Si Fang pursuant to the cooperative manufacturing agreement descried above. This equipment will remain the property of Shanghai Si Fang when the agreement expires. Hi-tech does not own the facility but leases it from Shanghai Si Fang.

Marketing and Sales

We market and sell our products worldwide through our direct sales force, which is based in Shanghai, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing groups work closely with our design and engineering, and manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products primarily directly to the end users of our energy recovery systems, but we also sell energy recovery systems to leading engineering firms who in turn sell them to their end users.

We are also planning on entering into marketing partnerships and licensing deals that will enable us to reach a boarder segment of the market. We believe that there is significant opportunity in international markets such as the Middle East, the United States, Europe and Latin America, and we intend to enter these markets through partnerships. Additionally, we will look to expand into new industrial sectors through partnerships with leading engineering firms that specialize in specific industry verticals.

Products and Technology

We have four main service offerings available to our customers, of which the first three generate the majority of our revenue stream:

•
Fabrication. We have highly-trained manufacturing teams capable of building high quality energy recovery systems in a timely fashion. All of our energy recovery systems are of modular design with a high degree of factory assembly. With modular construction, site welds on heat exchanger pressure parts are kept to a minimum. We design all energy recovery systems we manufacture to protect our brand. We collect a one-time fee for the fabrication of each of our units. Of the over 100 unique customers who have purchased energy recovery systems from us, more than 25% of them have also purchased some of the other three major services that we offer which are auxiliary to our fabrication services, or have returned to us for new projects.

•
Design. Our primary product line of energy recovery systems can be designed to meet the specific needs of our customers. We typically focus on heavy industrial applications. In addition to the designing of energy recovery systems for our own customers, we occasionally are approached by and contract with third party manufacturers or engineering firms to design systems for their customers. This offers a peripheral revenue stream to supplement our core operations. We employ a flexible pricing scheme when designing for third parties that depends upon the size, application and deadline of the proposed energy recovery system.

•
Implementation and EPC Projects. Similar to the revenue model employed for our design services, we either package the implementation (installation) of our energy recovery system with the design and fabrication of our units, or outsource this function to third party manufacturers for a service charge; this allows smaller third party manufacturers to convert fixed costs to variable costs, while offering us an ancillary revenue stream. We do not perform implementation services on a stand-alone basis. We also possess the resources, expertise and capabilities to act as the lead engineering procurement and construction contractor, overseeing the implementation of energy recovery systems for our customers. EPC services involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation.

•
Maintenance. Our team is responsible for the overall maintenance of the energy recovery systems we install. In the event that major repairs are needed, the maintenance team is capable of rebuilding the equipment in order to repair or replace any necessary components. The maintenance team is contracted to service our own as well as other manufacturers' energy recovery systems. Our maintenance team charges an hourly fee for its services.

Our energy recovery systems represent a fully-customizable technology capable of meeting the varying needs of a diversified customer base. The systems are capable of recycling up to 70% of the energy that would otherwise be lost in customers' industrial processes, in many cases allowing our customers to recover their costs of the energy recovery system in energy savings within one to three years. The energy recovery systems can also capture and eliminate harmful particles, carbon dioxide, sulfur dioxide and other pollutants where the main industrial facilities release such harmful emissions.

Our energy recovery systems are suitable for use in a wide range of industries, including chemical processing, papermaking, and oil and ethanol refining. The core technology is easily adaptable to meet a variety of different size facilities and types of plant design. Below is an illustration of our technology as it is implemented in the sulfuric acid production industry.

•
Traditional Sulfuric Acid Production Process . The production of sulfuric acid involves highly exothermic chemical reactions. Most of the heat is released into the atmosphere through cooling towers without capturing any of the energy contained therein. Some of the heat from the production process is captured as steam, which the manufacturer can use to, for example, generate electricity. Without the use of an energy recovery system, the production of one ton of sulfuric acid will produce approximately one ton of steam.

•
Sulfuric Acid Production Process with Energy Recovery System. The incorporation of an energy recovery system increases the manufacturer's ability to extract energy from the production process such that the production of one ton of sulfuric acid can produce between 1.3 and 1.65 tons of steam. In so doing, 94% of the heat that would have otherwise been released to the atmosphere is utilized to provide a larger quantity of steam that can be used in industrial applications. The harnessed steam can be used for various applications, most commonly to drive generator turbines to produce electricity. Doing so decreases the manufacturer's demand for externally produced energy as the manufacturer instead can use internally produced energy resulting from the energy recovery system's increased production and utilization of steam.

Customers

We have provided over 100 unique customers with energy recovery systems, and more than 25% of these customers have purchased multiple other products and services from us such as design and implementation services. Our customers are mainly industrial manufacturers, such as chemical plants, paper manufacturers and industrial engineering firms. Our energy recovery systems are currently deployed and being deployed in a variety of international markets, including Egypt, Pakistan, Korea, Vietnam and Malaysia, as well as in 20 of China's 32 provinces, including Yunnan, Jiangsu, Shandong, Sichuan, Hunan and Hubei.

We currently have a backlog of orders from a number of domestic Chinese and international customers, most of which are expected to be completed in 2009.

Because of the nature and long life of our energy recovery systems, a majority of our sales are from new customers when comparing our customer base from year to year. However, we do receive repeat business from previous customers, especially those in China, when they are expanding their capacities or building new plants. For the years ended December 31, 2008 and 2007, our five largest customers accounted for 54% and 68% of our sales, respectively. Receivables from these five customers were 63% and 61% of total accounts receivable at December 31, 2008 and 2007, respectively. Our large customers may not be the same from year to year. Therefore, we do not believe that we are dependent upon a few major customers to continue our current level of sales.

Intellectual Property and Other Proprietary Rights

The Chinese State IPR Office has authorized and granted the following patents to Shanghai Engineering on various components of our energy recovery systems:

Patent Type	Patent Name	Expiration Date
Utility model	Drum-type sectional ache fire tube boiler made by sulphur	5/6/2013
Utility model	Double drum-type fire tube exhaust-heat boiler which shares one steam dome	11/6/2013
Utility model	Improvement of tube compensator breed which makes ache fume	11/6/2013
Utility model	Improvement of protective casing tube	11/6/2013
Utility model	Triple drum-type fire tube exhaust-heat boiler which shares one steam dome	1/30/2015

Shanghai Engineering has, together with an unrelated company, Zhejiang Jia Hua Group Joint Stock Co., Ltd., submitted the following patent applications to the Chinese State IPR Office, which are currently pending authorization:

Patent Type	Patent Name	Application Date
Utility model	Spray pump synthesizing tower	8/31/2007
Invention	Chlorosulfonic acid preparation new craftwork and equipment	8/31/2007

The patent application for “chlorosulfonic acid preparation new craftwork and equipment” passed the publication period and entered into the examination period in March 2009. If our application is successful, we expect that it will take between two to three years until we are granted a patent for this invention, if at all.

Research and Development

We are focused on a strategy of utilizing our research and development capabilities to continuously improve the waste heat and emissions capture technology of our energy recovery systems. Our research and development efforts focus specifically on maximizing efficiency and reliability while minimizing the cost to customers. We have currently been focusing our efforts on new products with immediate demand in the markets such as capturing and reducing emissions released in various industrial processes, such as sulfur dioxide (a byproduct in sulfuric acid processes) and alkali (a byproduct in paper-making processes). We maintain strong relationships with many professional engineering firms in China that can provide technical support in the development process.

We employ approximately 90 specialized engineers at our Shanghai, China facilities who are engaged in refining the core technology for our energy recovery systems, developing our intellectual property rights, enhancing energy efficiencies and decreasing environmental impact for our customers. Our engineers carry out development activities alongside with the design work for our customers’ projects and the expenses associated with our research and development activities are passed along to our customers as part of the price paid for our products and services. As a result, we do not record research and development expenses as a separate line item in our financial statements. Shanghai Engineering has a portfolio of core Chinese patents on various components of our energy recovery systems as described above.

Our Business Strategy

We have established a three-phase growth strategy:

•
Phase One. During the first phase of our growth strategy, we will continue to fulfill our current orders while growing our domestic Chinese business. During this time, we intend to establish long-term strategic purchasing agreements with suppliers that provide key raw materials.

•
Phase Two. The second phase of our growth strategy involves increased expenditures that will support our growth. We intend to complete the first phase of the construction of our first owned manufacturing facility, which we believe will increase our profit margins and efficiency. We also intend to invest in specialized equipment to further increase the efficiency of our manufacturing process. While these capital expenditures are underway, we expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized talents to our engineering and design team. We also anticipate recruiting an international sales and marketing team to assist in international market expansion.

•
Phase Three. In the third phase of our growth strategy, we expect to complete the second phase of the construction of our first owned manufacturing facility to meet future demand. We also anticipate expanding our EPC business by continuing to increase the size of our engineering and design team. Finally, we expect to increase our international marketing efforts in the Middle East, Europe and the United States during this phase.

Raw Materials and Principal Suppliers

We do not currently have any long term supply agreements. We do not believe that we are reliant on our current suppliers. We believe that we could substitute other suppliers if needed. Our five largest suppliers (by value) supplied approximately 26% of our raw materials in 2008.

Employees

As of December 31, 2008, we had approximately 340 employees, all of who are full time employees. Of these, approximately 90 are engineering and technical personnel. We expect to continue to add additional personnel, especially engineers, in 2009 and beyond to support our growth.

None of our employees is covered by a collective bargaining agreement. Each of our managerial, sales and administrative employees has entered into a standard form of employment agreement. All of our personnel who have access to our confidential information and technical know how have entered into a separate agreement that contains covenants not to compete for 24 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe that our employee relations are good.

Governmental Regulation

The manufacture of boilers and pressure vessels used in our energy recovery systems is subject to licensing requirements imposed by the Chinese national government, as well as regional and local governments, depending on the type of license needed. Shanghai Si Fang conducts all our manufacturing operations and has obtained all required licenses. Boilers and pressure vessels manufactured without such licenses are not allowed to be sold in China. To qualify for a license, a manufacturer must (a) be a legal entity registered with the local government; (b) have a production facility, equipment, technical expertise, and inspection and testing capabilities suitable for producing boilers and pressure vessels; (c) establish and maintain an effective quality assurance system; and (d) manufacture the boilers and pressure vessels in accordance with the requirements of the applicable safety and technical standards.

Our operations are also subject to governmental regulations applicable to any business such as general permitting, licensing and registration. For example, the installation of energy recovery systems at our clients' locations requires a construction project building permit from the applicable regional government.

Compliance with Environmental Laws

We belong to what is known as the "machinery manufacturing industry" in China which industry is considered not to generate exhaust gas, waste liquor or waste residue during manufacturing. Therefore, generally, our manufacturing operations are not subject to any material environmental regulations.

The installation and construction of our energy recovery systems at our clients' locations are subject to environmental laws applicable to construction projects generally. As part of the procedure for obtaining a construction project building permit, we must submit an environmental impact statement for each construction project which assesses the pollution the projects is likely to produce, its impact on the environment, and stipulates preventive and curative measures. The issuance of a building permit is conditioned on the approval of the environmental impact statement.

There are emissions standards applicable to the operation of coal-burning, oil-burning or gas-fired boilers (China National General Standard GWPB 3-1999). We do not believe that these emission standards are applicable to the boilers included within our energy recovery systems because our boilers are not independently emitting any emissions as they are being heated by industrial processes as opposed to by coal, oil or gas.

Item 1A.	Risk Factors.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.

Our dependence on a limited number of customer segments may cause significant fluctuations or declines in our revenues.

We currently sell a substantial portion of our energy recovery systems to companies in either the chemical or paper manufacturing sectors. In the fiscal year ended 2008, approximately 70% and 9% of our total sales were attributable to the chemical and paper manufacturing sectors, respectively. We anticipate that our dependence on a limited number of customer sectors will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

•	Decreased demand for the products of these manufacturing sectors;
•	Advances in the manufacturing processes of these sectors that could eliminate the economic feasibility of our technology; and
•
Failure to successfully implement our systems for one or more customers within a particular sector could adversely affect the reputation of our products and services have as a viable option for other companies within that sector.

We face risks associated with the marketing, distribution and sale of our energy recovery systems, and if we are unable to effectively manage these risks, they could impair our ability to expand our business.

The marketing, distribution and sale of our products expose us to a number of risks, including, but not limited to:

•	Increased costs associated with maintaining marketing efforts in various parts of China and various countries;
•	Marketing campaigns that are either ineffective or negatively perceived in one or more countries and/or across one or more industry sectors;
•	Difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;
•	Inability to obtain, maintain or enforce intellectual property rights; and
•	Trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

If we are unable to manage these risks, we may be unable to expand our business into new countries or industries, or expansion may become costlier than expected.

The success of our business depends on our ability to attract highly qualified personnel without whom we would be unable to maintain the quality of our services, and our ability to retain them, including senior management and other key personnel who may terminate their employment with us at any time causing us to lose experienced personnel and to expend resources in securing qualified replacements.

We depend substantially on the current and continued services and performance of our senior management and other key personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to hire and retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. As our industry continues to grow, we expect increased competition for qualified personnel. In the event that we are unable to retain or attract the same level of qualified personnel as in the past on the current terms of employment, we may face higher labor costs or lower productivity. If our productivity or the quality of the services we provide decrease, our business may suffer negative consequences such as a reduction in our rate of securing and completing customer engagements. Increased costs of labor and reduced throughput would negatively affect our profitability.

None of our key personnel, including our Chief Executive Officer, is party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time. Our Chief Financial Officer is a consultant to the company. There is no guarantee that we will be able to retain the services of these, or other, individuals on reasonable terms or at all. We do not currently maintain any "key man" life insurance with respect to any of such individuals.

Our inability to obtain capital, use internally generated cash, or use shares of our capital stock or debt to finance future expansion efforts could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of capital stock to consummate expansions will depend on the market value of our capital stock from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use capital stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (c) use shares of capital stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement. In addition, if we are unable to obtain necessary capital going forward, our ability to continue as a going concern would be negatively impacted.

Our business has been and may continue to be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. Disruptions in the credit markets make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability and prevent or hamper our growth through acquisitions.

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Our business is materially affected by conditions in the global financial markets and economic conditions generally. In the past seven months, these conditions have changed suddenly and negatively. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity have negatively impacted our ability to grow our business. In addition, the deteriorating general economic conditions globally have caused a drop in corporate spending on non-essential capital improvements, such as our energy recovery systems. This has caused a slow down in our order volume and delays in acceptance of international orders. Overall, the business environment has started to become adverse for our business and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

Our future success substantially depends on our ability to significantly increase our manufacturing capacity. Our ability to achieve our capacity expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly increase our manufacturing capacity. If we are unable to do so, we may be unable to expand our business, decrease our average cost per watt, maintain our competitive position and improve our profitability. Our ability to establish additional manufacturing capacity is subject to significant risks and uncertainties. We may be unable to raise the necessary capital to initiate and complete the construction of a new manufacturing facility, acquire the appropriate permits to allow construction of a new manufacturing facility, or engage a company qualified to construct our manufacturing facility at a reasonable price, or at all.

We may not be able to manage our expansion of operations effectively and if we are unable to do so, our profits may decrease.

We are in the process of significantly expanding our business in order to meet the increasing demand for our products and services, as well as to capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We will also need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. As a result, our results from operations may decline.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, trademark, trade secret, copyright law and other contractual restrictions to protect our intellectual property. For example, Shanghai Engineering holds five patents in China. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. In addition, implementation of China's intellectual property-related laws has historically been lacking, primarily because of ambiguities in China's laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to our technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Although we sell a substantial portion of our products outside of China, the patents protecting parts of our energy recovery systems are issued in China. Our business, results of operations and financial condition could be materially and adversely affected if our sales outside China were to be restricted by intellectual property claims by third parties.

As of March 26, 2009, Shanghai Engineering held a total of five issued patents in China. We do not have, and have not applied for, any patent for our proprietary technologies outside of China although we have sold, and expect to continue to sell, a substantial portion of our products outside of China. Because the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries to which we sell our products. If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected. If we are required to stop selling such allegedly infringing products, seek license and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations and financial condition may be materially and adversely affected.

We also sell or install other types of  energy recovery systems manufactured by a third party and our inability to continue to do so may make us less competitive in the market and decrease our revenues.

We do not manufacture all types of the energy recovery systems that we sell or install. In the sulfuric acid industry, our proprietary energy recovery systems are used for high and middle temperature applications. We also sell or install low temperature energy recovery systems manufactured by a third party specifically for sulfuric acid manufacturing facilities. Also, in the future, we may sell or install energy recovery systems that we manufacture under licenses from third parties owning the proprietary rights to such energy recovery systems. These energy recovery systems allow us to serve the low temperature market segment in the sulfuric acid manufacturing sector that we are unable to serve with our own proprietary energy recovery systems. Our current arrangement with this third party is on a project-by-project basis. If we are unable to continue offering these energy recovery systems to our customers, we may be unable to serve the low temperature market segment in the sulfuric acid manufacturing sector, thereby harming our competitive position and likely decreasing our revenues.

Fluctuations in exchange rates could adversely affect our business and your investment.

A portion of our sales is currently denominated in U.S. dollars, with the remainder in Renminbi, while our costs and expenses are denominated in U.S. dollars and Renminbi. Therefore, fluctuations in currency exchange rates could have a material adverse effect on our financial condition and results of operations. Fluctuations in exchange rates, particularly among the U.S. dollar and Renminbi, affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our financial statements are expressed in U.S. dollars but our functional currency is Renminbi. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. To the extent we hold assets denominated in U.S. dollars, any appreciation of the Renminbi against the U.S. dollar could result in a change to our income statement. On the other hand, a decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our stock.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 21% appreciation of the Renminbi against the U.S. dollar as of March 26, 2009 since the change in policy. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we received in the Financing into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

We do not believe that our energy recovery systems are subject to emission standards applicable to fuel-burning boilers but if they were to be subject to such emission standards, we may incur additional costs in complying with them which may negatively impact our profitability.

There are emissions standards applicable to the operation of coal-burning, oil-burning or gas-fired boilers (China National General Standard GWPB 3-1999). We do not believe that these emission standards are applicable to the boilers included within our energy recovery systems because our boilers are not independently emitting any emissions as they are being heated by industrial processes as opposed to by coal, oil or gas. If our energy recover systems were to become subject to these emission standards, we may need to change the design of our energy recovery systems to bring them into compliance with the emission standards which may increase our costs and negatively impact our profitability.

We operate in a competitive industry with several established and more horizontally integrated companies. It may be difficult to sustain our market share in the event of a decline in market conditions.

Our industry is competitive and rapidly changing. Future competitors may include international engineering companies and large domestic engineering companies. These competitors may have a material advantage in their financial, technical and marketing resources. Competition in the energy recovery industry may increase in the future, which could result in reduced pricing power and declining margins. We may be unable to successfully compete against future competitors, which would adversely affect our business and operations.

In our course of business, we expose ourselves to possible litigation associated with performing services on our customers' properties.

We perform installation services on our customers' properties and doing so can result in claims of property damage, breach of contract, harassment, theft, and other such claims. These claims may become time consuming and expensive, which would adversely affect our financial condition and the reputation of our business.

We are subject to risks related to warranty claims whereby we may not be able to collect the full purchase price of sold products or which are greater than anticipated due to the unenforceability of liability limitations.

We warrant the majority of our products for periods of one or two years. Defects may not become apparent until after the products have been sold and installed. As a normal practice in the industry, we allow our customers to retain 5% to 10% of the contract prices as retainage during the warranty period for any future warranty claims. We record the retainage as deferred revenue and do not recognize it until our customers pay it after the warranty period expires. When a warranty claim occurs and we determine that the product in question is defective, we repair the product at our expenses, which could increase our costs and adversely affect our business. Also, if we are unable to repair the product to the customer's satisfaction or for other reasons, we may not have the right or be able to collect the whole or part of the retainage at the end of the warranty period, thus losing related deferred revenue that we otherwise would have recognized as earned. Further, our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, alteration, accident or mishandling after the sale and installation. If these limitations are ineffective or found to be unenforceable, we may be subject to greater than anticipated warranty claims.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

While we historically have not been subject to any product liability claims, we are exposed to risks associated with such claims in the event that the use of the products we sell results in injury. We do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, because the insurance industry in China is still in its early stages of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

A drop in the price of conventional energy sources may decrease the demand for our energy recovery systems and may negatively impact our sales and profitability.

Our energy recovery systems capture industrial waste energy which then can be reused in industrial processes or used to produce electricity and thermal power. An energy recovery system is expensive to purchase and install. We believe that our customers make purchasing decisions based on the economic feasibility of installing one of our energy recovery systems relative to using conventional energy and other alternative energy sources. Decreases in the prices of oil and other fossil fuels, utility electric rates, and other alternative energy sources could cause the demand for energy recovery systems to substantially decline, which would negatively impact our profitability. Specifically, the significant decrease in energy prices globally during the past six months has caused a slow down in our order volume and delays in acceptance of international orders. There can be no assurance that these conditions will improve in the near term.

If we do not generate the anticipated demand for our energy recovery systems, we may not continue to realize the necessary sales levels needed to reach or maintain profitability.

The market for energy recovery systems is relatively new and still evolving. The success of our products and services will depend on the cost effectiveness and the relative performance of our systems relative to conventional and other alternative energy technologies. If our products and services do not capture the necessary industry market share, we may not be able to generate sufficient revenue or sustain profitability.

Risks Related to Our Corporate Structure

In order to comply with Chinese laws limiting foreign ownership of Chinese companies, we currently conduct our business by means of contractual arrangements with Chinese companies that we do not own. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The Chinese government restricts foreign investment in the manufacturing business in China. Accordingly, we operate our business in China through our indirect wholly-owned Chinese subsidiary, CER Hong Kong, which in turn has entered into contractual arrangements with Shanghai Engineering and Shanghai Environmental for the design, manufacturing and installation of energy recovery systems. Shanghai Engineering, in turn, has entered into contractual agreements with Shanghai Si Fang, an entity owned and controlled by the Chinese government, pursuant to which Shanghai Engineering leases Vessel Works Division, a subsidiary of Shanghai Si Fang, which manufactures our energy recovery systems. Vessel Works Division holds the licenses and approvals necessary for such manufacturing. CER Hong Kong has contractual arrangements with Shanghai Engineering and Shanghai Environmental, and their respective shareholders, that allow CER Hong Kong to substantially control Shanghai Engineering and Shanghai Environmental. However, we cannot assure you that we will be able to enforce, retain or renew these contracts. Any failure to enforce, retain or renew these contracts or to enter into satisfactory substitute agreements with other manufacturers would likely mean that we would be unable to continue to manufacture and install energy recovery systems. Before December 3, 2008, we operated in a similar arrangement through our indirect wholly owned subsidiary Hi-tech.

Although we believe that we comply with current Chinese laws and regulations related to foreign ownership of manufacturing operations, we cannot assure you that the Chinese government would agree that our contractual arrangements comply with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the Chinese government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Shanghai Engineering and Shanghai Environmental and their respective shareholders may not be as effective in providing control over these entities as direct ownership.

Because Chinese law limits foreign equity ownership in companies in China, we operate our business through affiliated Chinese companies, Shanghai Engineering and Shanghai Environmental. We have no equity ownership interest in Shanghai Engineering or Shanghai Environmental and rely on contractual arrangements to control and operate such entities and their business. These contractual arrangements may not be as effective in providing control as direct ownership. For example, Shanghai Engineering or Shanghai Environmental could fail to take actions required for our business despite their contractual obligation to do so. If Shanghai Engineering or Shanghai Environmental fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law to enforce them, which may not be effective. In addition, we cannot assure you that Shanghai Engineering or Shanghai Environmental's respective shareholders would always act in our best interests.

If the reorganization we began in August 2008 was ineffective, we may not have obtained direct control over the assets and operations as intended.

In August 2008 we began a corporate reorganizing process to transfer our assets and operations from affiliated entities with which we have only contractual relationships into wholly-owned subsidiaries. Until our reorganization is complete, our corporate structure will reflect a combination of control via direct ownership and contractual arrangements. Once the reorganization is complete, we intend to terminate the contractual arrangements. If our reorganization was found to have been ineffective, for example because of inadvertent failure to comply with Chinese laws and regulations or contractual obligations, we may not have obtained control over the assets and operations as intended and we may be unable to continue to manufacture and install energy recovery systems.

Risks Related to Doing Business in China

Our business is exposed to risks associated with the economic, environmental and political conditions in China because the substantial majority of our assets are located in China and the majority of our revenues are derived from our operations in China.

Because our headquarters and manufacturing facilities are located in China, our business is disproportionately exposed to the economic, environmental and political conditions of the region. The country's political and economic systems are very different from more developed countries and uncertainties may arise with changing of governmental policies and measures. China also faces many social, economic and political challenges that may produce instabilities in both its domestic arena and in its relationship with other countries. These instabilities may significantly and adversely affect our performance. In addition, as the Chinese legal system develops, we cannot assure that changes in laws and regulations and their interpretation or their enforcement will not have a material adverse effect on our business operations. As a large portion of our target customers are also located in China and are subject to the aforementioned risks, our business may also be adversely affected by the effects of the conditions within the region upon them.

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

A majority of our business operations and sales are conducted and made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	The amount of government involvement;
•	The level of development;
•	The growth rate;
•	The control of foreign exchange; and
•	The allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by companies in our target markets for energy recovery systems, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We conduct substantially all of our business through subsidiaries and affiliated entities in China. These entities are generally subject to laws and regulations applicable to foreign investment in China. China's legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China's legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues and expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our common stock.

Due to the recent global financial crisis, the Chinese government has strengthened measures to control exchange of Renminbi into foreign currencies and outbound payments by, among other things, requiring prior approval from the Chinese State Administration of Foreign Exchange ("SAFE") before taking such actions in some cases. As a result, it has become more difficult for us to exchange Renminbi into foreign currencies and to make payments to entities and individuals outside of China. In some cases we need SAFE's prior approval to do so. If these measures are not loosened in the near future, our ability to pay dividends in foreign currencies is restricted and if we are unable to obtain SAFE's prior approval when needed, we will not be able to pay dividends in foreign currencies at all. We cannot assure you that that the Chinese government will not further restrict access to foreign currencies for current account transactions in the future.

Foreign exchange transactions by our subsidiaries and affiliated entities or under the capital account continue to be subject to significant foreign exchange controls and require the approval of China's governmental authorities, including the SAFE. In particular, if our subsidiaries and affiliated entities borrow foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance our subsidiaries and affiliated entities by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Chinese Ministry of Commerce or its local counterparts. These limitations could affect the ability of our subsidiaries and affiliated entities to obtain foreign exchange through debt or equity financing.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results.

The Chinese government has provided various incentives to high technology companies, including our affiliate Shanghai Engineering, in order to encourage development of the high technology industry. Such incentives include reduced tax rates and other measures. For example, Shanghai Engineering has been qualified as a "high or new technology enterprise." As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as Shanghai Engineering continues to maintain its "high or new technology enterprise" status. A new Enterprise Income Tax ("EIT") law replaced the old laws for Domestic Enterprises ("DEs") and Foreign Invested Enterprises ("FIEs") in 2008. The key changes are: (a) the new standard EIT rate of 25% replaces the 33% rate originally applicable to both DEs and FIEs, except for companies with high or new technology enterprise status, which will pay a reduced rate of 15%, and (b) companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point (a) above during the grace period. Because Shanghai Engineering was established before March 16, 2007, it is qualified to continue enjoying the reduced tax rate as described above. Any increase in our enterprise income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu, severe acute respiratory syndrome ("SARS") or another epidemic or outbreak. China has reported a number of cases of SARS in the past few years. There have also been reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases. One reported case of avian flu occurred in January 2009. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include our ability to travel or ship our products outside of China, as well as temporary closure of our manufacturing facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic.

Risks Related to our Common Stock

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

Our common stock is currently quoted on the OTC BB trading system. The OTC BB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The OTC BB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC BB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

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

Although we intend to apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we do not currently meet the initial listing standards of either of those markets and we cannot assure you that we will be able to qualify for and maintain a listing of our common stock on either of those markets or any other stock system or exchange in the future. Furthermore, in the case that our application is approved, there can be no assurance that trading of our common stock on such market will reach or maintain desired liquidity. If we are unable to list our common stock on NASDAQ, the American Stock Exchange or another national securities system or exchange, or to maintain the listing, we expect that our common stock will be eligible to trade on the OTC BB, maintained by NASDAQ, another over-the-counter quotation system, or on the "pink sheets," where an investor may find it more difficult, or impossible, to dispose of shares or obtain accurate quotations as to the market value of our common stock. Under such circumstances, the probability of reduced liquidity would hinder investors' ability to obtain accurate quotations for our common stock, and our common stock could become substantially less attractive to investors.

Securities analysts may not continue to cover our common stock, and this may have a negative impact on our common stock's market price.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently, two analysts are covering our common stock and there is no guarantee that these analysts, or others, will cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We have raised substantial amounts of capital in private placements, and if we fail to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

Our private placements consist of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state "blue sky" law as a result of exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with any of such exemptive provisions, investors could have the right to rescind their purchase of our securities and also sue for damages. If any investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could have significant, adverse affects on our financial position. Future financings may involve sales of our common stock at prices below prevailing market prices on the OTC BB or exchange on which our common stock is quoted or listed at that time, as well as the issuance of warrants or convertible securities at a discount to market price.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The last reported trade of our common stock on the OTC BB was at a price below $5.00 per share, and, accordingly, our common stock is currently considered a penny stock. The SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

A significant amount of our common stock may be eligible for sale under registration statements or Rule 144 promulgated under the Securities Act at different times in the future, and its sale could depress the market price of our common stock.

We do not believe that our stockholders are currently eligible to sell shares of our common stock under Rule 144 promulgated under the Securities Act but we expect that they may become eligible at different times during the year.

We estimate that stockholders holding approximately 3,894,000 shares of our common stock are currently eligible to sell their shares without restrictions. Provided that all applicable Rule 144 conditions are satisfied, we believe that stockholders holding the balance of our currently outstanding shares of common stock, approximately 26,066,000 shares, are eligible to sell their shares as early as April 21, 2009.

In addition, we have registered an aggregate of 10,921,329 shares of our common stock, subject to future adjustments in accordance with the terms of our Series A Convertible Preferred Stock and outstanding warrants, under a registration statement on Form S-1 that because effective on September 8, 2009 and have granted registration rights to stockholders holding an additional 561,197 shares of our common stock. So long as a registration statement covering these shares is effective, if any, such shares of our common stock may be sold immediately.

Sales of a significant number of shares of common stock in the public market could lower the market price of our common stock.

A significant amount of common stock is subject to issuance upon the conversion of our Series A Convertible Preferred Stock and upon exercise of warrants to purchase common stock. The conversion, exercise and sale of these financial instruments could depress the market price of our common stock.

As of March 19, 2009, we had 667,963 shares of our Series A Convertible Preferred Stock currently exercisable into 333,982 shares of common stock outstanding. Also, all of the warrants issued in the Financing, currently exercisable into 1,968,561 shares of common stock, remain outstanding.

We also issued warrants to purchase our common stock to a party that provided us with bridge financing on August 27, 2007. The warrants issued to the bridge lender on August 27, 2007 are exercisable at any time prior to their expiration date.

Further, on June 20, 2008 we entered into a Consulting Agreement with ARC China, Inc. pursuant to which we issued to ARC China, Inc. a warrant to purchase 750,000 shares of our common stock at an exercise price of $2.16 per share. The warrant is exercisable in a cashless manner. The warrant will vest and be exercisable according to the following schedule: (a) warrants to purchase 250,000 shares of our common stock vested and became exercisable upon execution of the Consulting Agreement, (b) warrants to purchase 5,000 shares of shares of our common stock will vest and be exercisable on the date of our receipt of each $1,000,000 in gross proceeds in each financing during the term of the Consulting Agreement, up to a maximum of 250,000 shares of our common stock (provided that warrants shall not vest for increments of less than $1,000,000 in gross proceeds received in a financing), and (c) warrants to purchase 250,000 shares of our common stock will vest and become exercisable upon a transfer of the quotation of our common stock from the OTC BB to the NASDAQ Stock Market or the American Stock Exchange. ARC China, Inc. exercised the vested portion of the warrant on June 23, 2008 in a cashless manner and we issued 195,454 shares of our common stock to ARC China, Inc. on such date. On August 11, 2008, the parties amended the Consulting Agreement to reduce the aggregate number of shares of our common stock which may be purchased by ARC China, Inc. upon exercise of the warrant from 750,000 to 250,000 shares, all of which shares were immediately vested and exercisable upon issuance of the warrant and all of which shares were purchased by ARC China, Inc. on a cashless basis on June 23, 2008 as described above.

The following table sets forth the number of underlying shares of our common stock, the exercise price and the expiration date of all warrants outstanding as of March 19, 2009:

Number of shares underlying warrants	Exercise Price	Expiration Date
57,870	$2.16	August 27, 2010
1,968,561	$2.58	April 15, 2013

Sales of a significant number of shares of our common stock in the public market after the conversion or exercise of these securities could lower the market price of our common stock.

Risks Related to Our Company

Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer, may have potential conflicts of interest with us, which may adversely affect our business, and beneficially owns a significant number of shares of our common stock, which will have an impact on all major decisions on which our stockholders may vote and which may discourage an acquisition of our Company.

Mr. Wu, who is one of our directors, a significant stockholder, and our Chairman of the Board and Chief Executive Officer, is also an Executive Director of each of Shanghai Engineering and Shanghai Environmental. Shanghai Engineering is owned jointly by Mr. Wu and his spouse, Mrs. Jialing Zhou, who is one of our directors. Shanghai Environmental is wholly-owned by Mr. Wu. Conflicts of interest may arise between his duties to our company and his duties to Shanghai Engineering or Shanghai Environmental, or his interest as an owner of Shanghai Engineering and Shanghai Environmental. As Mr. Wu is a director and executive officer of our company, he has a duty of loyalty and care to us under Delaware law when there are any potential conflicts of interest between our company and Shanghai Engineering and Shanghai Environmental. We cannot assure you that when conflicts of interest arise, Mr. Wu will act completely in our interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Wu could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Wu, we would have to rely on legal proceedings, which could disrupt our business.

Further, the design, manufacturing and installation of energy recovery systems are conducted by Shanghai Engineering. We do not own Shanghai Engineering but instead rely on contractual arrangements between our wholly-owned subsidiary CER Hong Kong and it to control the company and to participate in its profitability (prior to December 3, 2008, Hi-tech instead of CER Hong Kong was the party to these agreements). Shanghai Engineering, in turn, has entered into contractual agreements with Shanghai Si Fang for the manufacture of our energy recovery systems. The agreements constituting these contractual arrangements provide that CER Hong Kong may assign them to other parties, in some cases freely, and that Shanghai Engineering may assign them to other parties with CER Hong Kong's consent. Mr. Wu, as an owner and member of management of Shanghai Engineering, and as our Chairman of the Board and Chief Executive Officer, has the power to direct the operations of Shanghai Engineering and CER Hong Kong and to cause them to terminate, fail to renew, assign or consent to the assignment of the agreements constituting these contractual arrangements, even if contrary to Mr. Wu's duties to us. If these agreements were terminated, not renewed or assigned to a party unaffiliated with us, and we were unable to enter into satisfactory substitute agreements with other design firms, manufacturers, installers and sales firms, we would likely be unable to continue to design, manufacture, install and sell energy recovery systems and our stockholders would hold stock in a company without meaningful business operations.

Currently, Mr. Qinghuan Wu directly owns approximately 42% of our currently outstanding common stock (including the shares escrowed in the Share Exchange; and beneficially together with his spouse approximately 72%). In addition, he is also one of our directors and our Chairman of the Board and Chief Executive Officer. The interests of Mr. Wu may differ from the interests of other stockholders. As a result, Mr. Wu will have the ability to significantly impact virtually all corporate actions requiring stockholder approval, vote, including the following actions:

•	Election of our directors;
•	The amendment of our organizational documents;
•	The merger of our company or the sale of our assets or other corporate transaction; and
•	Controlling the outcome of any other matter submitted to the stockholders for vote.

Mr. Wu's beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, to remedy any material weaknesses in our internal controls that we may identify, or to obtain the attestation required by Section 404 of the Sarbanes-Oxley Act of 2002, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof, and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. We have not yet been required to obtain the independent auditor attestation required by the Sarbanes-Oxley Act of 2002.

During our assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2008, our management identified material weaknesses. We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations. We also lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

Our management is in the process of implementing remediation procedures for these identified material weaknesses as further described in Item 9A(T) of this Annual Report on Form 10-K.

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, including those identified above, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect our ability to obtain the annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that may be required under Section 404 of the Sarbanes-Oxley Act in the future. Inadequate disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our public disclosures and reported financial information, which could have a negative effect on the trading price of our common stock.

Further, because some members of our management team have limited or no experience operating a publicly-traded company, we may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. This may be time consuming, difficult and costly for us.

Our Amended and Restated Certificate of Incorporation authorizes our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock or delay or prevent a change in control.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate headquarters are currently located at 7F, No. 267 Qu Yang Road, Hongkou District, Shanghai 200081, China. The telephone number of our corporate headquarters is +86 (0)21 5556-0020. We have leased new facilities to serve as our main office and design and engineering center in China. We have not yet moved to these new facilities but expect to do so during 2009.

Through a contractual arrangement with Shanghai Engineering, our subsidiary CER Hong Kong currently operates a manufacturing facility in Shanghai, China. The facility occupies approximately 10 acres (4 hectares) of land with 191,300 square feet of manufacturing space and storage. The manufacturing equipment includes cranes, press bending machines, cutting machines, welding machines, lathes, air compressors and other equipment. Shanghai Engineering does not own the manufacturing facility but operates it pursuant to the terms of a cooperative manufacturing agreement with Shanghai Si Fang. Pursuant to the agreement, Shanghai Si Fang leases its subsidiary Vessel Works Division to Shanghai Engineering. The manufacturing facility and equipment are in good working condition and we expect them to meet our capacity need for 2009. We are planning to build a new manufacturing plant to meet an anticipated growing capacity need but have not yet commenced construction.

Item 3.	Legal Proceedings.

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted under the symbol "CGYV.OB" on the OTC BB (previous stock symbols include "MMAI.OB" and "CRCV.OB"). The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC BB, adjusted for stock splits.

Period	High	Low
2008
Fourth Quarter	$2.00	$0.95
Third Quarter	$10.01	$2.00
Second Quarter	$12.50	$3.00
First Quarter	$6.50	$0.54
2007
Fourth Quarter	$4.32	$0.45
Third Quarter	$26.00	$1.98
Second Quarter	n/a	n/a
First Quarter	n/a	n/a

As of March 20, 2009, the last reported sales price on the OTC BB for our common stock was $1.50 per share. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 19, 2009, we had approximately 125 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant.

Recent Sales of Unregistered Securities

On January 3, 2008, we entered into a Contract - Video/Film Production Services with Aviatech, LLC pursuant to which we issued 12,500 shares of our common stock to Aviatech, LLC in consideration for services to be rendered.

On January 15, 2008, we entered into a Consulting Agreement with Stara Zagora Kompanija, LTD, a Bulgarian limited liability company, pursuant to which we issued an aggregate of 50,000 shares of our common stock to two designees of Stara Zagora Kompanija, Ltd. in consideration for public relations consulting services to be rendered.

On January 29, 2008, we issued a warrant to purchase 231,664 shares of our common stock at an exercise price of $19.44 per share to ARC Investment Partners, LLC. This warrant was subsequently cancelled.

On February 4, 2008, we entered into an Investor Relations Agreement with American Capital Ventures, Inc., a Florida corporation, pursuant to which we issued an aggregate of 75,000 shares of our common stock to American Capital Ventures, Inc. and its designee, Maplehurst Investment Group, LLC, in consideration for public relations consulting services to be rendered.

On February 5, 2008, we entered into a Consulting Agreement with Pacific Shores Investments LLC, a California limited liability company, pursuant to which we issued 50,000 shares of our common stock to Pacific Shores Investments LLC in consideration for public relations consulting services to be rendered.

On February 5, 2008, we entered into a Stockwire Multimedia Report Consulting Agreement with Stockwire Research Group, Inc. pursuant to which we issued 100,000 shares of our common stock to Stockwire Research Group, Inc. in consideration for public relations consulting services to be rendered.

On February 10, 2008, we entered into a Consulting Agreement with Sean Mahoney pursuant to which we agreed to grant Mr. Mahoney options to purchase 25,000 shares of our common stock at an exercise price of $2.54 equal to the fair market value on the grant date provided that (a) we adopt an equity incentive plan, (b) our board of directors approves the grant, and (c) the grant will be subject to other conditions set forth in an option agreement. On September 18, 2008, our board of directors awarded 25,000 options to Mr. Mahoney. The awarded options are exercisable into one share of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant. The term of the options is 10 years. The options are fully vested upon grant.

On February 10, 2008, we entered into a Consulting Agreement with MarketByte LLC, a California limited liability company, pursuant to which we issued 100,000 shares of our common stock to MarketByte LLC in consideration for public relations consulting services to be rendered.

On February 10, 2008, we entered into a Consulting Agreement with TGR Group LLC, a Nevada limited liability company, pursuant to which we issued 100,000 shares of our common stock to TGR Group LLC in consideration for public relations consulting services to be rendered.

On March 17, 2008, we entered into a Client Service Agreement with PR Financial Marketing, LLC pursuant to which we issued 175,000 shares of our common stock to PR Financial Marketing in consideration for public relations consulting services to be rendered.

On April 15, 2008, we effected the Share Exchange pursuant to which we acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 shares of our common stock to the stockholders of Poise Profit.

We closed the Financing on April 15, 2008 and entered into identical Securities Purchase Agreements with 25 accredited investors pursuant to which we issued and sold an aggregate of 7,874,241 units at a price per unit of $1.08 with each unit consisting of one share of our Series A Convertible Preferred Stock, par value $0.001 per share, and one warrant to purchase one-quarter (one half on a pre-stock split basis) of one share of our common stock at an exercise price of $2.58 per share ($1.29 on a pre-stock split basis). Thus, at the closing, we issued 7,874,241 shares of our Series A Convertible Preferred Stock to the investors and we also issued warrants to the investors for the purchase of an aggregate of 1,968,561 (3,937,121 on a pre-stock split basis) shares of our common stock for an aggregate purchase price of $8,504,181. Part of the purchase price consisted of the conversion of a loan to Shanghai Engineering into a subscription for the Company's Series A Convertible Preferred Stock and warrants. We agreed with RMK Emerging Markets, LLC to allow it to convert its loan to Shanghai Engineering in the principal amount of $1,268,750 into securities by participating in the Financing on the terms described above. Thus, at the closing of the Financing, we issued 587,384 shares of our Series A Convertible Preferred Stock and warrants to purchase an aggregate of 293,692 shares of our common stock to RMK Emerging Markets, LLC. The terms of this agreement is further described under the caption "Certain Relationships and Related Transactions, and Director Independence" in Part III of this Annual Report on Form 10-K.

On April 15, 2008, we entered into a consulting arrangement with Mr. Richard Liu, our Chief Financial Officer, pursuant to which we agreed to grant Mr. Liu options to purchase 25,000 shares of our common stock at an exercise price of $2.16 equal to the fair market value on the grant date provided that (a) we adopt an equity incentive plan, (b) our board of directors approves the grant, and (c) the grant will be subject to other conditions set forth in an option agreement. When extending the consulting arrangement, we agreed to grant Mr. Liu additional options to purchase 25,000 shares of our common stock at an exercise price of $2.16 equal to the fair market value on the grant date on the same terms and conditions. On September 18, 2008, our board of directors awarded Mr. Liu 50,000 options. The awarded options are exercisable into one share of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant. The term of the options is 10 years. The options are fully vested upon grant.

On June 20, 2008 and in connection with entering into a Consulting Agreement with ARC China, Inc., we issued to ARC China, Inc. a warrant to purchase 750,000 shares of our common stock at an exercise price of $2.16 per share. The warrant is exercisable in a cashless manner. The warrant will vest and be exercisable according to the following schedule: (a) warrants to purchase 250,000 shares of our common stock vested and became exercisable upon execution of the Consulting Agreement, (b) warrants to purchase 5,000 shares of shares of our common stock will vest and be exercisable on the date of our receipt of each $1,000,000 in gross proceeds in each financing during the term of the Consulting Agreement, up to a maximum of 250,000 shares of our common stock (provided that warrants shall not vest for increments of less than $1,000,000 in gross proceeds received in a financing), and (c) warrants to purchase 250,000 shares of our common stock will vest and become exercisable upon a transfer of the quotation of our common stock from the OTC BB to the NASDAQ Stock Market or the American Stock Exchange. ARC China, Inc. exercised the vested portion of the warrant on June 23, 2008 in a cashless manner and we issued 195,454 shares of our common stock to ARC China, Inc. on such date. On August 11, 2008, the parties amended the Consulting Agreement to reduce the aggregate number of shares of our common stock which may be purchased by ARC China, Inc. upon exercise of the warrant from 750,000 to 250,000 shares, all of which shares were immediately vested and exercisable upon issuance of the warrant and all of which shares were purchased by ARC China, Inc. on a cashless basis on June 23, 2008 as described above.

On September 18, 2008, our board of directors awarded an aggregate of 260,000 stock options to certain of our non-employee directors and made them subject to the terms of a to-be adopted China Energy Recovery Stock Option Plan, which was subsequently adopted by our board of directors on October 29, 2008 (the "Option Plan"). Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant. The term of the options is 10 years. The options will vest and become exercisable in eight equal quarterly installments on each October 1, January 1, April 1 and July 1, starting in 2008.

Between June 2008 and March 19, 2009, various investors in the Financing converted an aggregate of 7,206,278 shares of our Series A Convertible Preferred Stock into an aggregate of 3,603,139 shares of our common stock. As of March 19, 2009, 667,963 shares of our Series A Convertible Preferred Stock remain outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	335,000	$2.90	3,415,000
Total	335,000	$2.90	3,415,000

On September 18, 2008, our board of directors awarded an aggregate of 260,000 stock options to certain of our non-employee directors and made them subject to the terms of our Option Plan, which was subsequently adopted by our board of directors on October 29, 2008. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant. The term of the options is 10 years. The options will vest and become exercisable in eight equal quarterly installments on each October 1, January 1, April 1 and July 1, starting in 2008.

Also on September 18, 2008, our board of directors awarded 50,000 options to Richard Liu, a consultant to the Company serving as our Chief Financial Officer, and 25,000 options to Sean Mahoney, a consultant to the Company. Each of the awarded options is exercisable into one share of our common stock at an exercise price of $2.90 per share, the last sale price of our common stock on the date of grant. The term of the options is 10 years. The options are fully vested upon grant.

No options have been exercised as of the date of this Annual Report on Form 10-K.

Description of Option Plan

On October 29, 2008, our board of directors adopted the Option Plan. We expect to submit the Option Plan for approval by our stockholders at the next annual meeting of our stockholders.

The purpose of the Option Plan is to benefit our stockholders by assisting us to attract, retain and provide incentives to employees and directors of, and non-employee consultants to, the Company and its affiliates, and to align the interests of such employees, directors and consultants with those of our stockholders.

The Compensation Committee of our board of directors (the "Compensation Committee") administers the Option Plan.

Under the Option Plan, the Compensation Committee in its sole discretion may grant stock options to our employees, directors and consultants (or those of our affiliates). We have reserved a total of 3,750,000 shares of common stock for issuance under the Option Plan.

The Compensation Committee may grant two types of options under the Option Plan: (a) options qualifying as "incentive stock options" under the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "IRC"), or any successor provision, and designated as such ("ISOs"), and (b) non-qualified stock options.

The Compensation Committee determines the vesting schedule, the exercise price per share and other terms and conditions for each option. In the case of options intended to constitute ISOs or performance-based compensation within the meaning of Section 162(m) of the IRC, the exercise price may not be less than the fair market value of our common stock on the date of grant. The Compensation Committee will determine the term of each option, which may not exceed ten years and is subject to further limitations as described herein.

ISOs may be granted only to employees. To the extent required by Section 422(d) of the IRC, the aggregate fair market value of shares of common stock with respect to which ISOs are exercisable for the first time by any individual during any calendar year may not exceed $100,000. ISOs granted to a person considered to own more than 10% of the total combined voting power of all classes of our outstanding stock, or the stock of any subsidiary or affiliate, may not be exercisable after the expiration of five years from the grant date and the option exercise price must be at least 110% of the fair market value of the common stock subject to the option.

Each option shall be evidenced by an option agreement. An option agreement may provide for the payment of the exercise price, in whole or in part, by the delivery of a number of shares of our common stock (plus cash if necessary) having a fair market value equal to such exercise price. Moreover, an option agreement may provide for a "cashless exercise" of the option by establishing procedures whereby the holder, by a properly-executed written notice, directs (a) an immediate market sale or margin loan respecting all or a part of the shares of common stock to which he or she is entitled upon exercise pursuant to an extension of credit by us to the holder equal to the exercise price, (b) the delivery of shares of our common stock from us directly to a brokerage firm, and (c) the delivery of the exercise price from sale or margin loan proceeds from the brokerage firm directly to us.

To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock, such shares shall again be available for issuance under the Option Plan.

Our board of directors has the right to alter or amend the Option Plan and the Compensation Committee has broad authority to administer the Option Plan, including the right to amend the terms of any granted option, whether or not vested. However, the Compensation Committee may not lower the exercise price of any outstanding option other than in specified situations provided for in the Option Plan. The Option Plan prohibits terms, adjustments or actions by the Compensation Committee that that would result in an option being considered "nonqualified deferred compensation," within the meaning of Section 409A of the IRC, so as to cause an option or the Option Plan to become subject to the requirements of Section 409A of the IRC. Our board of directors in its discretion may terminate the Option Plan at any time with respect to any shares of our common stock for which an option has not yet been granted.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ending December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

  Overview

Immediately before the closing of the Share Exchange, we were considered to be in the development stage because our operations principally involved market research and other business planning activities.

As a result of the closing of the Share Exchange on April 15, 2008, our new business operations consist of those of Poise Profit's Chinese subsidiary, Hi-tech, which were subsequently transferred to CER Hong Kong on December 3, 2008 as described in Item 1 Business - Organizational Structure and Subsidiaries. CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

CER Hong Kong carries out its operations mainly through its subsidiary CER Shanghai and an affiliated entity with which CER Hong Kong has a contractual relationship, Shanghai Engineering. This arrangement with Shanghai Engineering reflects Chinese limitations on foreign investments and ownership in Chinese businesses. Shanghai Engineering's manufacturing activities are carried out by Vessel Works Division located in Shanghai, China through a lease agreement with Vessel Works Division's owner.

The energy recovery systems that we produce capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. We have primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. We have installed more than 100 energy recovery systems throughout China and in a variety of international markets.

For a more complete discussion of our history and operational structure, please refer to Item 1 Business – Our History and Item 1 Business - Organizational Structure and Subsidiaries.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

We have concluded that Shanghai Engineering, Vessel Works Division (the leased manufacturing facilities), Shanghai Zhuyi Industry Co., Ltd. ("Zhuyi"), a former affiliated company liquidated in July 2007 originally formed to derive tax benefits, Shanghai Haiyin Hi-Tech Engineering Co., Ltd. ("Haiyin") a former affiliated company liquidated in January 2008 originally formed to derive tax benefits, and Shanghai Environmental are variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries. Under the requirements of FIN 46R, Poise Profit and CER Hong Kong consolidated the financial statements of Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

  Revenue Recognition

We derive revenues principally from (a) sales of our energy recovery systems; (b) provision of design services; and (c) provision of EPC services, which are essentially turnkey contracts where we provide all services in the whole construction process from design, development, engineering, manufacturing to installation. In providing design services, we design energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage us to manufacture the designed system or choose to present our drawings to other manufacturers for manufacturing and installation. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system and we are involved throughout the entire process from design to installation.

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

In June 2008, FASB issued EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock; and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). We are currently evaluating the impact of adoption of EITF  07-5 on our consolidated financial statements.

In June 2008, FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" ("EITF 08-4"). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, that result from EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. EITF 08-4 will not have an impact on the Company's financial statements.

On October 10, 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"), which clarifies the application of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company's financial position or results for the years ended December 31, 2008.

Earlier, on January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable the stated interest rate is equivalent to rates currently available. The three levels are defined as follow:

•	Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

  Results of Operations

Comparison of the Fiscal Years Ended December 31, 2008 and December 31, 2007

The following table sets forth the results of our operations for the years indicated as a percentage of revenues:

	Fiscal Year ended December 31,
	2008		2007
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)
REVENUES	23,178,075	100.0%	11,846,892	100.0%
Third parties	19,793,175	85.4%	10,923,338	92.2%
Related party	3,384,900	14.6%	923,554	7.8%

COST OF SALES	18,107,111	78.1%	9,718,424	82.0%
Third parties	16,155,562	69.7%	8,929,769	75.4%
Related party	1,951,549	8.4%	788,655	6.7%

GROSS PROFIT	5,070,964	21.9%	2,128,468	18.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,463,682	14.9%	1,365,321	11.5%

INCOME (LOSS) FROM OPERATIONS	1,607,282	6.9%	763,147	6.4%

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	126,512	0.5%	11,259	0.1%
Interest (expense) income, net	(57,411)	-0.2%	(42,446)	-0.4%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,676,383	7.2%	731,960	6.2%

PROVISION FOR INCOME TAXES	565,720	2.4%	91,041	0.8%

NET INCOME (LOSS)	1,110,663	4.8%	640,919	5.4%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(57,717)	-0.2%	(201,560)	-1.7%

COMPREHENSIVE INCOME	1,052,946	4.5%	439,359	3.7%

Revenues. Our revenues include revenues from sales of energy recovery systems, and provision of design services and EPC services. Revenues increased to $23,178,075 for the year ended December 31, 2008 as compared to $11,846,892 for the year ended December 31, 2007, an increase of $11,331,183 or 95.6%. The increase is mainly attributable to an increase in sales of energy recovery systems and services provided, and also an increase in revenue per contract during the year ended December 31, 2008. The detailed changes are as follows:

	2008	2007	Change ($)	Change (%)
Average Revenue per Contract
Products	$264,224	$195,147	$69,077	35.4%
Design Services	$158,205	$48,861	$109,344	223.8%
EPC	$3,416,746	$3,210,984	$205,762	6.4%
Average Revenue per Contract	$293,393	$227,825	$65,568	28.8%
Number of Contracts Completed
Products	70	42	28	66.7%
Design Services	8	9	-1	-11.1%
EPC	1	1	-	0.0%
Total Number of Contracts Completed	79	52	27	51.9%

Management expects that sales will continue to grow in 2009 in spite of the recent deteriorating economic conditions as we have back-log orders for 2009 and we believe that we are among the few competitors in the industry with the necessary design and engineering capabilities to satisfy the recent growing market demand for larger energy recovery systems and to undertake EPC projects.

Cost of Sales. Cost of sales increased to $18,107,111 for the year ended December 31, 2008, as compared to $9,718,424 for the year ended December 31, 2007, an increase of $8,388,687, or 86.3%. As a percentage of revenues, cost of sales decreased from 82.0% for the year ended December 31, 2007 to 78.1% for the same period in 2008, a decrease of 3.9%. Compared to the growth rate of revenues, the increase rate in the cost of sales was lower. This is mainly attributable to our efforts to attempt to offset the increase in raw material prices by gradually increasing contract prices for our products and projects and offering larger size design service contracts which have much higher gross margin. During the year ended December 31, 2008, the prices of various steel-made raw materials increased throughout the year until September 2008 and then started to decrease significantly thereafter. Overall, the prices of various steel-made raw materials that the company uses, on an annually average basis, increased by between 3.1% and 62.4% during the year ended December 31, 2008. Based on the current market situation, management expects that the prices of steel-made raw materials, which are the main raw materials for manufacturing our products, will remain relatively stable, if not decreasing further in 2009. Management also expects that the prices of other raw materials will remain stable in 2009 as a result of recent changes in the overall market conditions. Thus, it is anticipated that the overall cost of sales will remain relatively stable for 2009.

Gross Profit. Gross profit was $5,070,964 for the year ended December 31, 2008 as compared to $2,128,468 for the year ended December 31, 2007, an increase of $2,942,496 or 138.2%. The respective gross margins are 21.9% and 18.0% for the years ended December 31, 2008 and 2007. Gross profit from third party contracts was $3,637,613 with a gross margin of 18.4% and gross profit from a related party contract was $1,433,351 with a gross margin of 42.3% for the year ended December 31, 2008. Gross profit from third party contracts was $1,993,569 with a gross margin of 18.3% and gross profit from contracts with the related party mentioned in the previous sentence was $134,899 with a gross margin of 14.6% for the year ended December 31, 2007. The increase in our gross margin the year ended December 31, 2008 is mainly due to an increase of licensing and design service contracts, which have better margins, better management of product costs, and our obtaining higher margin orders leveraging our special technical expertise. The related party contract completed in 2008 mentioned above required special process technologies and expertise that we possess, for which we have applied for an invention patent, and therefore allowed us to realize a higher margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,463,682 for the year ended December 31, 2008, as compared to $1,365,321 for the year ended December 31, 2007, an increase of $2,098,361 or 153.7%. Selling, general and administrative expenses, as a percentage of revenue, increased from 11.5% for the year ended December 31, 2007 to 14.9% for the same period in 2008, an increase of 3.4%. In the year ended December 31, 2008, the company incurred an aggregate of $1,417,524 of expenses related to public company operations, including $662,853 of non-cash expenses related to the issuance of shares of our common stock for services rendered to investor relations consultants, the issuance of shares of our common stock upon exercise of a warrant issued to a consultant, and stock options issued for services rendered to our non-employee directors and certain consultants. We did not incur public company expenses in 2007. If such expenses were excluded to make our selling, general and administrative expenses for 2008 comparable to those of 2007, our selling, general and administrative expenses would be $2,046,158 for the year ended December 31, 2008, representing a percentage of revenues of 8.8%, compared to $1,365,321 for the year ended December 31, 2007, representing a percentage of revenues of 11.5%, an increase of $680,837 or 49.9%. The increase is mainly attributable to the increase of salaries (by $287,162) as a result of company-wide gradual salary increases beginning in April 2008 and the addition of senior management members and staff, and the increase in travel and shipping expenses (by $220,290) as a result of increased sales efforts.

Income from Operations. As a result of the above, income from operations totaled $1,607,282 for the year ended December 31, 2008 as compared to $763,147 for the year ended December 31, 2007, an increase of $844,135 or 110.6%. As a percentage of revenues, income from operations was 6.9% for the year ended December 31, 2008 as compared to 6.4% for the year ended December 31, 2007. The increase is mainly attributable to increased sales, the higher margin realized on one related party project that required special technological expertise and an increase in licensing and design service contracts with higher margins.

Non-operating Income. Non-operating income increased to $126,512 for the year ended December 31, 2008 as compared to $11,259 for the year ended December 31, 2007, an increase of $115,253 or 1,023.7%. Non-operating income mainly consisted of disposal of customer deposits carried over from prior year.

Interest Expense. Interest expense increased to $57,411 for the year ended December 31, 2008, as compared to $42,446 for the year ended December 31, 2007, an increase of $14,965 or 35.3%. The increase in interest expenses is mainly attributable the non-cash finance expense related to warrants issued with a convertible promissory note in the aggregate principal amount of $250,000 related to previous financing activities, the value of which was determined to be $52,279 upon closing of the Financing on April 15, 2008.

Income before Provision for Income Taxes. As a result of the foregoing, income before provision for income taxes was $1,676,383 for the year ended December 31, 2008, representing 7.2% of the revenues, as compared to $731,960, representing 6.2% of the revenues, for the year ended December, 2007, an increase of $944,423 or 129.0%.

Provision for Income Taxes. Provision for income taxes was $565,720 for the year ended December 31, 2008, representing 33.7% of the income before provision for income taxes, as compared to $91,041, representing 12.4% of the income before provision for income taxes, for the year ended December 31, 2007, an increase of $474,679 or 521.4%. The normal applicable income tax rates for the operating entities in China are 15% and 25%. Pursuant to Chinese income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity and Vessel Works Division’s statutory income tax rate in China is 25%. The significant increase and the higher effective income tax rate in 2008 resulted from our inability to offset the net operating loss incurred in the United States against the income generated by our Chinese subsidiaries and affiliated entities.  Such net operating loss will be carried forward for U.S. income tax purposes and will be available to reduce future years' taxable income in the US, if any. Management is evaluating strategies to minimize the impact of such net operating losses should they occur again in the future, and expects that our effective income tax rate will improve in the future.

Net Income. As a result of the foregoing, net income increased to $1,110,663, representing a net margin of 4.8%, for the year ended December 31, 2008 as compared to $640,919, representing a net margin of 5.4%, for the year ended December 31, 2007, an increase of $469,744 or 73.3%. The increase in net income is mainly attributable to the increased sales volume represented by number of contracts completed, the increase in revenue per contract, and an increased number of contracts with better margins, such as licensing and design service contracts and those that require special know how and technologies to undertake. Management expects that the current global recession will slow down our growth in 2009 compared to prior years. However, management anticipates that our sales revenues will continue to grow in 2009 as we currently have back-log orders and continue to see an increasing awareness and demands for our energy efficiency solutions and systems both in China and in other countries.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Year ended December, 31
	2008	2007
	(in dollars)
Net cash (used in) provided by operating activities	(335,612)	1,335,116
Net cash (used in) provided by investing activities	241,311	(953,267)
Net cash (used in) provided by financing activities	5,874,018	(249,661)
Effect of exchange rate changes on cash and cash equivalents	50,536	26,357
Net increase in cash and cash equivalents	5,830,253	158,545
Cash and cash equivalents at the beginning of period	306,150	147,605
Cash and cash equivalents at the end of period	6,136,403	306,150

Operating Activities

Net cash used in operating activities was $335,612 for the year ended December 31, 2008 compared with net cash provided by operating activities of $1,335,116 for the same period in 2007. Compared to the year ended December 31, 2007, an increase in the amount of orders and projects towards the end of 2008 resulted in a significant increase in accounts receivable. In addition, we increased our spending on inventory purchases related to the increased number of orders and projects, also affected by the increased purchase price for steel-made raw materials in 2008 compared to 2007.

Investing Activities

Net cash provided by investing activities was $241,311 for the year ended December 31, 2008 compared to net cash used in investing activities of $953,267 for the same period in 2007. The change of $1,194,578 resulted mainly from advances made by variable interest entities to Mr. Qinghuan Wu for business convenience purposes in 2007 before the Share Exchange, and Mr. Wu's paying off these advances in 2008.

Financing Activities

Net cash provided by financing activities was $5,874,018 for the year ended December 31, 2008 compared to net cash used in financing activities of $249,661 for the same period in 2007, an increase of $6,123,679. The increase is mainly attributable to the closing of the Financing on April 15, 2008 with net proceeds of $6,619,278.

Capital Resources

We incurred the following bank loans during the years ended December 31, 2008 and 2007, respectively:

On January 15, 2008, we borrowed RMB 2,600,000 (approximately $381,420 as of December 31, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch. The term of the loan is one year. The loan agreement provides for monthly interest payments at an interest rate of 7.47% per annum, maturing in January 2009. We repaid the loan in January 2009.

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

In April 2008, we received net proceeds of approximately $6.6 million upon closing of the Financing on April 15, 2008. We believe that our current cash and cash equivalents, anticipated cash flow from operations and net proceeds from the April 15, 2008 financing will be sufficient to meet our anticipated working capital needs for at least 12 months after the closing of the financing. The proceeds from the financing has been used and will continually primarily be used for general working capital purposes, including funding the purchase of raw materials for our products, the purchase of necessary additional equipment for our current manufacturing facility, sales and marketing expenses, and research and development expenses that we will need for the planned operations. As of December 31, 2008, approximately $5.8 million of the cash proceeds from the Financing remained. However, we cannot provide any assurances that the proceeds raised in the Financing will be sufficient for the planned expansion of our operations. Further, we would require additional capital to finance any future manufacturing facility expansion, changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional capital in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, or a combination of the foregoing. Management believes that raising additional capital on reasonable terms in the current depressed economic conditions would be difficult but nevertheless possible, if necessary. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

In January 2009, we entered into an EPC contract for a retrofit project to build a new low temperature heat recovery system for the sulfuric acid plant of Jiangsu Sopo Chemical Group. We will purchase the low temperature heat recovery system for the project from MECS, Inc., a leading US-based company specializing in sulfuric acid manufacturing equipment and systems. The total contract value is estimated to be approximately $8.9 million. According to the terms of the contract, Jiangsu Sopo Chemical Group made a part-payment at the beginning of the project and will pay the balance of the purchase price over 48 months starting on completion of the project, which is estimated to occur some time in the spring of 2010. Unlike our typical sales contracts (pursuant to which we customarily are paid 1/3 of the purchase price up front, 1/3 in progress payments upon completion of determined stages of the project, and 1/3 upon completion of the project) and except for the project costs offset by the part-payment, we will bear all project costs until fully paid. We may attempt to obtain project financing for the project from a third party.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. to lease space to serve as our new main office and design and engineering center in China. The lease term begins on March 1, 2009 and ends on February 28, 2011. Our annual rent payments will be approximately $146,300 for the first year and approximately $849,900 for the second year. We are also required to make a safety deposit of approximately $292,600 in addition to the annual rent payments. CER Shanghai has an option to purchase the office space for approximately $7,831,500 if purchasing before December 31, 2009 and $8,221,500 if purchasing before December 31, 2010. If CER Shanghai were to exercise the purchase option, the deposit and lease payments made would be credited towards the purchase price.

  Contractual Obligations

Bank indebtedness increased to approximately $381,420 as of December 31, 2008 compared to $0 as of December 31, 2007 as a result of our borrowing RMB 2,600,000 (approximately $381,420 as of December 31, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks from transactions that we enter into in the normal course of business. Our primary market risk exposure relates to interest rate risk and foreign exchange rate risk.

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. As of December 31, 2008, we had $6,734,352 in cash. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates

A substantial portion of our sales is denominated in Renminbi or other currencies. As a result, changes in the relative values of U.S. Dollars, Renminbi and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates, particularly between the U.S. dollar and Renminbi, affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange rate risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into Renminbi, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders' equity. We recorded net foreign currency loss of $57,717 and net foreign currency loss of $201,560 in the years ended December 31, 2008 and 2007, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is Renminbi. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. To the extent we hold assets denominated in U.S. dollars, any appreciation of the Renminbi against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

Item 8.	Financial Statements and Supplementary Data.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Index to Financial Statements

Page No.
China Energy Recovery, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm	F-2

China Energy Recovery, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

China Energy Recovery, Inc. and Subsidiaries Consolidated Statements of Income and Other Comprehensive Income for Years Ended December 31, 2008 and 2007	F-4

China Energy Recovery, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity	F-5

China Energy Recovery, Inc. and Subsidiaries Consolidated Statements of Cash Flows for Years Ended December 31, 2008 and 2007	F-6

China Energy Recovery, Inc. and Subsidiaries Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Energy Recovery, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Energy Recovery, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. China Energy Recovery, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Energy Recovery, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 23, 2009

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$6,136,403	$306,150
Restricted cash	597,949	89,115
Notes receivable	120,749	351,799
Accounts receivable, net of allowance for doubtful accounts of $151,094
and $237,475 as of December 31, 2008 and 2007, respectively	4,935,142	577,005
Accounts receivable - related party	1,006,060	572,036
Inventories	7,774,775	5,262,329
Costs and estimated earnings in excess of billings	-	1,155,909
Other receivables	98,271	37,852
Advances on inventory purchases	1,044,807	1,995,345
Total current assets	21,714,156	10,347,540

EQUIPMENT, net	850,888	649,392

OTHER ASSETS:
Long term accounts receivable, retainage	377,368	588,433
Due from shareholder	-	463,663
Total other assets	377,368	1,052,096

Total assets	$22,942,412	$12,049,028

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,331,293	$2,196,508
Other payables	466,392	275,591
Other payables - related party	65,078	60,819
Accrued liabilities	21,228	27,851
Customer deposits	7,044,234	8,052,570
Taxes payable	2,282,621	719,132
Deferred revenue	1,518,431	930,546
Deferred revenue - related party	208,270	-
Short term loans payable	381,420	-
Total current liabilities	15,318,967	12,263,017

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
714,963 and 0 issued and outstanding as of December 31, 2008 and 2007	715	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
29,912,573 issued and outstanding as of December 31, 2008
20,757,090 issued and outstanding as of December 31, 2007	29,913	20,757
Paid-in-capital	7,645,404	870,787
Accumulated deficit	(363,147)	(1,270,165)
Statutory reserves	408,403	204,758
Accumulated other comprehensive loss	(97,843)	(40,126)
Total shareholders' equity	7,623,445	(213,989)

Total liabilities and shareholders' equity	$22,942,412	$12,049,028

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES
Third parties	$19,793,175	$10,923,338
Related party	3,384,900	923,554
Total revenue	23,178,075	11,846,892

COST OF SALES
Third parties	16,155,562	8,929,769
Related party	1,951,549	788,655
Total cost of sales	18,107,111	9,718,424

GROSS PROFIT	5,070,964	2,128,468

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,463,682	1,365,321

INCOME FROM OPERATIONS	1,607,282	763,147

OTHER INCOME (EXPENSE), NET:
Non-operating income, net	126,512	11,259
Interest expense, net	(57,411)	(42,446)
Total other income (expense), net	69,101	(31,187)

INCOME FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	1,676,383	731,960

PROVISION FOR INCOME TAXES	565,720	91,041

NET INCOME	1,110,663	640,919

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(57,717)	(201,560)

COMPREHENSIVE INCOME	$1,052,946	$439,359

EARNINGS PER SHARE:
Basic
Weighted average number of shares	25,705,500	20,757,090
Earnings per share	$0.043	$0.031
Diluted
Weighted average number of shares	27,033,819	20,757,090
Earnings per share	$0.041	$0.031

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated deficit		Accumulated other
	Preferred stock		Common stock		Paid-in		Statutory	comprehensive
	Shares	Amount	Shares	Amount	capital	Unrestricted	reserves	income (loss)	Totals

BALANCE, December 31, 2006	-	$-	20,757,090	$20,757	$3,797,393	$(1,871,567)	$165,241	$161,434	$2,273,258
									-
Shareholder contribution					67,150				67,150
Shareholder distribution from VIE					(2,993,756)				(2,993,756)
Adjustment to statutory reserve						(39,517)	39,517		-
Net income						640,919			640,919
Foreign currency translation loss								(201,560)	(201,560)

BALANCE, December 31, 2007	-	$-	20,757,090	$20,757	$870,787	$(1,270,165)	$204,758	$(40,126)	$(213,989)

Preferred stock issued for cash at $1.08	7,874,241	7,874			6,636,404				6,644,278
Shares issued for reorganization on									-
April 15, 2008			4,717,890	4,718	3,698				8,416
Common stock issued for service			662,500	663	468,968				469,631
Warrants issued for service at $2.16					62,524				62,524
Value of option granted to directors					130,698				130,698
Cashless exercise of warrant			195,454	195	(195)				-
Conversion of preferred stock	(7,159,278)	(7,159)	3,579,639	3,580	3,579				-
Shareholder distribution from VIE					(531,059)				(531,059)
Adjustment to statutory reserve						(203,645)	203,645		-
Net income						1,110,663			1,110,663
Foreign currency translation loss								(57,717)	(57,717)

BALANCE, December 31, 2008	714,963	$715	29,912,573	$29,913	$7,645,404	$(363,147)	$408,403	$(97,843)	$7,623,445

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,110,663	$640,919
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	92,885	51,715
Change in allowance for uncollectible accounts	55,549	164,445
Common stock issued for services	469,631	-
Stock based compensation	193,222	-
Value of warrants related to convertible notes	52,279
Loss on fixed assets disposal	13,186	-
Change in operating assets and liabilities
Notes receivable	251,239	(201,663)
Accounts receivable	(4,298,231)	1,390,834
Accounts receivable - related party	(387,120)	(549,380)
Inventories	(2,106,701)	(2,296,726)
Costs and estimated earnings in excess of billings	1,215,348	(1,110,127)
Other receivables	(57,199)	65,151
Advances on inventory purchases	1,072,567	(1,229,206)
Long term accounts receivable, retainage	221,919	(565,128)
Other assets	(2,018)	1,211
Accounts payable	946,615	207,593
Other payables	168,521	(4,565)
Other payables - related party	-	(370,764)
Accrued liabilities	(8,225)	23,899
Customer deposits	(1,544,864)	5,005,764
Customer deposits - related party	-	(190,186)
Taxes payable	1,486,832	137,740
Deferred revenue	718,290	163,590
Net cash provided by (used in ) operating activities	(335,612)	1,335,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase equipment	(246,196)	(246,264)
Repayment of loans to shareholder	487,507	(707,003)
Net cash provided by (used in ) investing activities	241,311	(953,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(587,555)	(89,115)
Cash received from re-orgnization	119	-
Capital contribution	-	67,150
Proceeds from issuing preferred stock, net of offering costs	6,619,278	-
Shareholder distribution from VIE	(519,744)	(210,756)
Cash proceeds from short term bank loans	361,920	282,040
Repayment of short term bank loans	-	(298,980)
Net cash provided by (used in ) financing activities	5,874,018	(249,661)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	50,536	26,357

INCREASE IN CASH	5,830,253	158,545

CASH, beginning	306,150	147,605

CASH, ending	$6,136,403	$306,150

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

Note 1 – Organization

China Energy Recovery, Inc. ("CER" or the "Company"), formerly known as MMA Media Inc. and Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May, 1998. From inception to March 31, 2002, the Company was a wholly-owned subsidiary of The Majestic Companies, Ltd. ("Majestic"), and in March, 2002, Majestic's Board of Directors approved a plan to spin-off the Company to an entity controlled by Majestic's former Chief Executive Officer and to Majestic's stockholders. On September 24, 2002, the Company acquired USM Financial Solutions, Inc. through a Capital Stock Exchange Agreement (the "USM Agreement"). Pursuant to the USM Agreement, USM Financial Solutions, Inc. became a wholly-owned subsidiary of the Company. On April 7, 2006, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation, for purposes of changing the Company's state of incorporation from Maryland to Delaware. On June 5, 2007, the Company changed its name to MMA Media, Inc. The Company was considered to be in the development stage, immediately before the closing of the Share Exchange (as defined below), because its operations principally involved market research and other business planning activities. In addition, no revenue was generated from its operations. On February 5, 2008, the Company changed its name to China Energy Recovery, Inc.

On January 24, 2008, the Company entered into a Share Exchange Agreement with Poise Profit International, Ltd. ("Poise Profit"), a company incorporated on November 23, 2007, under the laws of the British Virgin Islands, and the shareholders of Poise Profit. The share exchange transaction (the "Share Exchange") closed on April 15, 2008 and resulted in Poise Profit becoming a wholly-owned subsidiary of the Company. On April 16, 2008, the Company conducted a 1-for-2 reverse stock split pursuant to which each two shares of CER's common stock, issued and outstanding on the record date of April 15, 2008, converted into one share of CER's common stock. Pursuant to the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 shares, or 81.5% of the Company's common stock on a post 1-for-2 reverse stock split basis, to the shareholders of Poise Profit. Because the acquisition is treated as a reverse acquisition and recapitalization whereby Poise Profit is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer), the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The historical financial statements for periods prior to April 15, 2008 are those of Poise Profit except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and recapitalization.

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consists of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share for $8,504,181. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,120 shares of common stock and the warrants exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs, including commissions, legal fees and transaction expenses were $1,884,902.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

Poise Profit is an off-shore holding company and has no operating business activities. The majority shareholders of Poise Profit before the closing of the Share Exchange were Chinese citizens. Poise Profit owns 100% of HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech"). Hi-tech was incorporated in Hong Kong on January 4, 2002 and has a capital of approximately $1,280 (HK$10,000).  Poise Profit also owns 100% of CER (Hong Kong) Holdings Limited (“CER Hong Kong”).  CER Hong Kong was incorporated in Hong Kong on August 13, 2008 and has a capital of approximately $1,280 (HK$10,000). CER Hong Kong was owned by Mr. Qinghuan Wu, the Company’s Chief Executive Officer and the Chairman of the Board, and Mr. Wu’ wife Mrs. Jialing Zhou. Both Mr. Wu and Mrs. Zhou are the Company’s directors. In order to restructure the holding structure of the Company (the “Restructuring”), on December 3, 2008,

a)	100% of the shares of CER Hong Kong were transferred to Poise Profit from Mr. Wu and Mrs. Zhou, and
b)	all the contracts between Hi-tech and Shanghai Engineering (as defined below) and between Hi-tech and Shanghai Environmental (as defined below) were transferred to CER Hong Kong.

Thereafter, CER Hong Kong, through its variable interest entities located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels in the fields of chemical industry, petrochemical industry, oil refinery, fine chemicals, water and power conservancy, metallurgical, environmental protection, waste heat utilization and power generation from waste heat recovery. As of December 31, 2008, Poise Profit had not contributed the capital to Hi-tech and CER Hong Kong.

Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering") was established in July 1999 and has a registered capital of approximately $805,000 (RMB 6,500,000). The owners of Shanghai Engineering are Mr. Qinghuan Wu (60%), the Company’s Chief Executive Officer and the Chairman of the Board, and his wife, Mrs. Jialing Zhou (40%), a member of the Board of Directors. Mr. Wu is the executive director of Shanghai Engineering.

On December 28, 2005 and effective January 1, 2006, Hi-tech entered into a series of contractual arrangements with Shanghai Engineering and its shareholders comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Engineering, and collect and own all of its net profits. Additionally, Shanghai Engineering's shareholders have granted their voting rights over Shanghai Engineering to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Engineering, Shanghai Engineering and its shareholders have granted Hi-tech the exclusive right and option to acquire all of their equity interests in Shanghai Engineering. Further, Shanghai Engineering shareholders have pledged all of their rights, titles and interests in Shanghai Engineering to Hi-tech. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. Poise Profit consolidates Shanghai Engineering's results, assets and liabilities in its financial statements.  On December 3, 2008, these contracts were transferred from Hi-tech to CER Hong Kong.

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

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

On December 28, 2005 and effective May 23, 2007, Hi-tech entered into a series of contractual arrangements with Shanghai Environmental and its shareholders comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Shanghai Environmental's shareholder has granted his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and its shareholder have granted Hi-tech the exclusive right and option to acquire all of the shareholders' equity interest in Shanghai Environmental. Further, Shanghai Environmental's shareholder has pledged all of his rights, titles and interests in Shanghai Environmental. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. Poise Profit consolidates Shanghai Environmental's results, assets and liabilities in its financial statements. On December 3, 2008, these contracts were transferred from Hi-tech to CER Hong Kong.

Through CER Hong Kong, Poise Profit operates and controls Shanghai Engineering and Shanghai Environmental through the contractual arrangements described above. The reasons that Poise Profit used the contractual arrangements to acquire control over Shanghai Engineering and Shanghai Environmental, instead of acquiring Shanghai Engineering and Shanghai Environmental's assets or equity, are that (i) new PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange, PRC law requires Shanghai Engineering and Shanghai Environmental to be acquired for cash and Poise Profit was not able to raise sufficient funds to pay the full appraised value of Shanghai Engineering and Shanghai Environmental's assets or equity as required under PRC law.

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

Shanghai Zhuyi Industry Co. Ltd. ("Zhuyi") was incorporated in Shanghai on April 10, 2006. The business scope of Zhuyi was trading in construction materials, metal materials, mechanical equipment, and computers hardware, and providing mechanical equipment design and consultation services. Zhuyi had a registered capital of approximately $63,900 (RMB 500,000). The owners of Zhuyi were Mr. Qi Chen (60%) and Mrs. Jialing Zhou (40%). According to the meeting of shareholders and the revised bylaws dated November 8, 2006, the registered capital was increased to RMB1,000,000. Zhuyi was dissolved in July, 2007. Capital of $127,650 (RMB1,000,000) was returned to the owners in January, 2008.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

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

On March 5, 2008, Hi-tech and Shanghai Engineering jointly formed Shanghai Haie Investment Consultation Co., Ltd. ("JV Entity"). JV Entity was 10% owned by Shanghai Engineering and 90% owned by Hi-tech with registered capital of approximately $9.23 million (RMB 65,000,000). On March 21, 2008, JV Entity received an Enterprise Corporation Business License from the Shanghai Administration for Industry and Commerce. On April 25, 2008, $6 million registered capital was injected, and contribution receivable amounted to $3.23 million as of June 30, 2008. In compliance with the new Chinese regulation effective January, 2008, on June 16, 2008, JV Entity's Board of Director approved the plan to dissolve the JV Entity. The business closure application was approved by the PRC government in July, 2008. JV Entity was dissolved on September 1, 2008. The paid-in portion of registered capital of $6 million was returned to Hi-tech on September 19, 2008.

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated.  CER Shanghai has a registered capital of $5,000,000 which is scheduled to be injected over the subsequent two years.  CER Hong Kong owns 100% of CER Shanghai and contributed $1,000,000 on December 12, 2008 and $2,000,000 on February 10, 2009, respectively.  CER Shanghai is mainly engaged in development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financials statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, Vessel Works Division, Zhuyi, Haiyin, Shanghai Environmental, JV Entity, and CER Shanghai are collectively hereinafter referred to as the “Company".

Note 2 – Summary of Significant Accounting Policies

(a) Consolidation of variable interest entities

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

The Company has concluded that Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental are VIEs and that the Company is the primary beneficiary. Under the requirements of FIN 46R, the Company consolidated the financial statements of Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental. As all companies are under common control, the financial statements have been prepared as if the arrangements described above had occurred retroactively. Intercompany items have been eliminated.

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

(c) Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state owned banks within the PRC which amounts are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution.  The first HK$100,000 per depositor per institution with the financial institutions within Hong Kong is covered by insurance. As of December 31, 2008 and December 31, 2007, the Company had deposits totaling $6,673,587 and $395,265 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2008 and 2007, the Company’s five top customers accounted for 54% and 68% of the Company's sales, respectively. Receivables from the five customers were 63% and 61% of total accounts receivable at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008, two suppliers provided approximately 14% of the Company's purchases of raw materials. Payables to the two suppliers were 6% of accounts payable at December 31, 2008. Four suppliers provided approximately 14% of the Company’s raw materials purchases for the years ended December 31, 2007. There was no payable to the four suppliers at December 31, 2007.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the country, and by the general state of the country's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies carrying out operations in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

(d) Restricted cash

Restricted cash represents a cash portion of the purchase price deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the projects in question. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts of restricted cash were $597,949 and $89,115 as of December 31, 2008 and December 31, 2007, respectively.

(e) Allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. The following table consists of allowance for doubtful accounts.

Allowance for bad debt, December 31, 2006	$61,948
Addition	171,556
Recovery	(7,111)
Translation adjustment	11,082
Allowance for bad debt, December 31, 2007	$237,475
Addition	56,366
Recovery	(159,375)
Translation adjustment	16,628
Allowance for bad debt, December 31, 2008	$151,094

(f) Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically. The obsolescence is recorded as a reserve against the inventory. The cost in excess of net realizable value is written off and recorded as additional cost of goods sold.

(g) Equipment, net

Fixed assets are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

Management established a 5% residual value for equipment. The estimated useful lives are as follows:

Transportation equipment	10 years
Machinery equipment	10 years
Office equipment	5-10 years

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

The gain or loss on disposal of fixed assets is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the statement of operations. For the years ended December 31, 2008 and 2007, loss from disposition of fixed assets amounted to $13,186 and $0, respectively.

(h) Impairment of assets

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of December 31, 2008 and 2007, management believes there were no impairments of long-lived assets.

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

The Company reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found, thus, there were no deferred tax assets or liabilities as of December 31, 2008 and 2007.

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

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

(k) Stock based compensation to other than employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R, "Accounting for Stock-Based Compensation," and the conclusions reached by EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." Costs are measured at the estimated fair market value of the consideration received or the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting service.

(l) Revenue recognition

The Company derives revenues principally from

(a)	sales of energy recovery systems, and

(b)	provision of design services, and

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

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

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

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually one to two years). Pursuant to paragraph 14 of FIN 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, when disclosing product warranties, the guarantor is required to disclose: (i) the guarantor's accounting policy and methodology used in determining its liability for product warranties, and (ii) a tabular reconciliation of the changes in the guarantor's aggregate product warranty liability for the reporting period. The Company records the retainage as deferred revenue until the customers pay it after the warranty period expires, at which time the Company recognizes revenue. Further, a tabular reconciliation of the changes in the company's aggregate product warranty liability for the reporting period is included in note 7 to these consolidated financial statements.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $355,451 and $130,789 for the years ended December 31, 2008 and 2007, respectively.

(m) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, Vessel Works Division, CER Shanghai, Zhuyi, Haiyin and Shanghai Environmental use their local currency, Renminbi ("RMB") as their functional currency. Hi-tech and CER Hong Kong uses its local currency, Hong Kong dollar ("HK$") as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2008 and 2007, foreign currency translation loss amounted to $57,717 and $201,560, respectively.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss in the consolidated statement of shareholders' equity amounted to $97,843 and $40,126 as of December 31, 2008 and 2007, respectively. The balance sheet accounts with the exception of equity at December 31, 2008 were translated at RMB6.82 to $1.00 or HK$7.75 to $1.00, and were translated at RMB7.29 to $1.00 or HK$7.80 to $1.00 at December 31, 2007.

The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2008 and 2007 were RMB6.94 to $1.00 or HK$7.79 to $1.00, and RMB7.59 to $1.00 or HK$7.78 to $1.00, respectively.

(n) Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, "Fair Value Measurements" which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable the stated interest rate is equivalent to rates currently available. The three levels are defined as follow:

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

The Company's long term accounts receivable retainage amounted to $377,368 and $588,433 at December 31, 2008 and 2007, respectively. Because there is no quoted or observable market price for the fair value of retainage, the Company used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the contracted amount. The contracted amount of the long term accounts receivable, retainage approximated the fair value as of December 31, 2008.

Short term loans payable amounted to $381,420 and $0 at December 31, 2008 and 2007, respectively. In accordance with SFAS 157, the Company determined that the carrying value of this loan approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the ShenZhen Development bank to similar loans.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Long term accounts receivable, retainage	$377,368			$377,368
Liabilities	-
Short term loans payable	$381,420		$381,420

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

(o) Costs and estimated earnings in excess of billings

The current assets, "Costs and estimated earnings in excess of billings", represent revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.

	2008	2007
Contracts costs incurred plus profits less recognized losses to date	$-	$2,991,865
Less progress billings	-	1,835,956
Costs and estimated earnings in excess of billings	$-	$1,155,909

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

In accordance with EITF 00-27 and EITF 98-5, the Company used the Black-Scholes option-pricing model in calculating the fair value of detachable warrants at the date of issuance based on the following assumptions and resulted in the total value of warrants was $8,023,271:

Number of Shares Valued	Expected Life (years)	Exercise Price	Expected Volatility	Dividend Yield	Stock Price at valuation date	Risk Free Interest Rate
3,937,122	5.00	$1.29	125%	-	$2.30	1.84%

The Company then used the relative value to allocate the value of the warrants and the value of the Series A Convertible Preferred Stock. Based on this method, the amount allocated to the Series A Convertible Preferred Stock and the warrants was $2,992,296 and $ 3,626,982, respectively, out of the net proceeds of $6,619,278 that the Company received in the Financing.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

(q) Recent accounting pronouncements

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115". SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 159 on January 1, 2008, and chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December, 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December, 2007, SFAS 141(R), "Business Combinations",   was issued. SFAS No. 141R replaces SFAS 141, "Business Combinations" . SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its consolidated financial statements.

In March, 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133". SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

In May, 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company's financial statements.

In May, 2008, the FASB issued SFAS 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivable). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will not have an impact on the Company's financial statements.

In June, 2008, the FASB issued EITF 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 "Accounting for Derivatives and Hedging Activities" specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in Chinese (Renminbi). The Company is currently evaluating the impact of adoption of EITF 07-5 on the consolidated financial statements.

In June, 2008, FASB issued EITF 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5". The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  This Statement will not have an impact on the Company's financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the years ended December 31, 2008.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

In January, 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Note 3 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2008 and 2007:

	2008	2007
Net income for basic and diluted earnings per share	$1,110,663	$640,919

Weighted average shares - basic	25,705,500	20,757,090
Diluted effect of convertible preferred stocks and warrants	1,328,319	-
Weighted average shares - diluted	27,033,819	20,757,090

Earnings per share:
Basic	$0.043	$0.031
Diluted	$0.041	$0.031

Note 4 – Accounts Receivable

	December 31, 2008	December 31, 2007
Accounts receivable	$5,463,604	$1,402,913
Accounts receivable – related party	1,006,060	572,036
Total accounts receivable	6,469,664	1,974,949
Allowance for bad debts	(151,094)	(237,475)
Accounts receivable, net	6,318,570	1,737,474
Long term accounts receivable, retainage	(377,368)	(588,433)
Accounts receivable - current, net	$5,941,202	$1,149,041

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage for pending completion of quality inspection during the limited warranty period. Generally, the Company provides most of its customers with a limited one to two years warranty period during which to complete the quality inspection. The Company records the retainage as deferred revenue (see note 8). When the products pass the quality inspection or the warranty period expires, customers pay the retainage fee and the Company recognizes sales revenue. As of December 31, 2008 and 2007, amounts billed under contracted retainage provisions were $1,726,701 and $930,546, respectively. These amounts are included in deferred revenue until earned.

The following table consists of long term retainage receivables expected to be collected in 2010.

Amount
For the year ended December 31, 2010	$377,368
Thereafter	-
Total	$377,368

Note 5 – Related Party Transactions

As of December 31, 2008 and 2007, the Company had the following amounts due from/to Mr. Qinghuan Wu, the Company's Chief Executive Officer, Chairman of the Board and majority shareholder of Poise Profits before the Share Exchange acquisition and is currently a significant shareholder of all of the Company's variable interest entities.

	2008	2007
Due from officer, Mr. Wu	$-	$463,663

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Wu to lease an office. For the years ended December 31, 2008 and 2007, the Company incurred approximately $2,000 each quarter to Mr. Wu's son for rental expense.

Mr. Qinghuan Wu was the director of Zhejiang Jiahua Industry Park Investment Development Co., Ltd (“Jiahua”) before August, 2008. Jiahua is one of the Company’s major customers. For the years ended December 31, 2008 and 2007, sales revenue from Jiahua were $3,384,900 and $923,554, respectively. Receivables and payables related to Jiahua were related to sales and will be collected according to the contract terms. Payables related to Jiahua were for business purposes and will be settled with cash. As of December 31, 2008 and 2007, due from/to Jiahua were as follows:

	2008	2007
Accounts receivable	$1,006,060	$572,036
Other payables	$65,078	$60,819
Deferred revenue	$208,270	$-

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

Note 6 – Inventories

As of December 31, 2008 and 2007, inventories consist of the following:

	2008	2007
Raw materials	$2,013,311	$1,228,140
Work in progress	5,761,464	4,034,189
Total inventories	$7,774,775	$5,262,329

As of December 31, 2008, management determined that the carrying amount of raw materials exceeded prices currently available; therefore, $98,251 was written off and the amount has been included in cost of goods sold for 2008.

Note 7 – Equipment, Net

As of December 31, 2008 and 2007, equipment consist of the following:

	2008	2007
Machinery equipment	$602,728	$461,466
Transportation equipment	249,177	232,871
Office equipment	390,398	232,514
Subtotal	1,242,303	926,851
Accumulated depreciation:	(391,415)	(277,459)
Equipment, net	$850,888	$649,392

Depreciation expense for the years ended December 31, 2008 and 2007 was $92,885 and $51,715, respectively.

Note 8 – Deferred Revenue

Deferred revenue represents the retainage held by customers during the quality inspection process. When the products pass the inspection, customers pay the retainage fee and the Company recognizes sales revenue (See note 4). As of December 31, 2008 and 2007, deferred revenue amounted to $1,726,701 and $930,546, respectively.

Deferred revenue, 1/1/2007	$710,859
Addition	532,220
Collection	(368,626)
Translation adjustment	56,093
Deferred revenue, 12/31/2007	$930,546
Addition	1,262,855
Collection	(531,859)
Translation adjustment	65,159
Deferred revenue, 12/31/2008	$1,726,701

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

Note 9 – Short Term Bank Loans

The Company had a total of $381,420 and $0 in short term loans from one bank in China at December 31, 2008 and 2007, respectively. This loan matured in January 15, 2009. The average interest rate was approximately 7.47%. The bank loan was collateralized by Shanghai Engineering leased office space, which is owned jointly by Mr. Wu and his son. The full amount of $381,420 was repaid on January 16, 2009.

Interest expense for the years ended December 31, 2008 and 2007 were $27,997 and $43,533 respectively.

Note 10 – Taxation

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

CER Shanghai will be subject to enterprise income tax at a statutory rate of 25% from January 1, 2009.

No provision for taxation has been made for Hi-tech, CER Hong Kong and CER Shanghai for the years ended December 31, 2008 and 2007, as it did not generate any taxable profits during the periods.

Zhuyi was subject to enterprise income tax at a statutory rate of 6% on design service revenue and 0.6% on products revenue.

Haiyin was subject to enterprise income tax at a statutory rate of 4% on service revenue and 0.5% on products revenue.

Shanghai Environmental enjoyed a tax exemption from June 2007 to December 2008 according to tax bureau declaration.

	2008	2007
Provision for China income tax	$514,291	$82,019
Provision for China local tax	51,429	9,022
Total provision for taxes	$565,720	$91,041

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

The following table reconciles the statutory rates to the Company's effective tax rate for the years ended December 31, 2008 and 2007.

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(3.8)	(25.5)
Effective tax rate	21.2%	7.5%

The estimated tax savings from the tax exemptions for the years ended December 31, 2008 and 2007 amounted to $102,295 and $170,028, respectively. For the year ended December 31, 2008, the net effect had the income tax been applied would decrease the basic earnings per share from $0.043 to $0.039, and the diluted earnings per share from $0.041 to $0.037. For the year ended December 31, 2007, the net effect had the income tax been applied would decrease the basic and diluted earnings per share from $0.031 to $0.023.

The Company was incorporated in the United States and has incurred a net operating loss for 2008. The net operating loss carry forwards for United States income tax purposes amounted to approximately $831,000 which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2008. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of approximately $497,000. Management will review this valuation allowance periodically and make adjustments as warranted.

Value added tax

VAT on sales and VAT on purchases amounted to $5,711,514 and $4,488,490 for the year ended December 31, 2008 and $2,999,140 and $1,922,615 for the years ended December 31, 2007, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at December 31, 2008 and 2007 consisted of the following:

	2008	2007
VAT tax	$1,516,896	$490,875
Other taxes	765,725	228,257
Total tax payable	$2,282,621	$719,132

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

Note 11 – Commitments and Contingencies

Capital contribution to CER Shanghai

As described in Note 1, CER Shanghai has a registered capital of $5,000,000 of which $1,000,000 was injected before December 31, 2008, $2,000,000 was injected in February, 2009, and the remaining $2,000,000 is scheduled to be injected within two years of November 11, 2008, the issuance date of CER Shanghai’s business license.

Note 12 – Segment Information

The Company derives revenue from the following sources (i) manufacture and sale of products; (ii) design services and (iii) EPC contracts that involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation. Revenue by the above categories for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Revenue:
Product	$18,495,692	$8,196,163
Services	1,265,637	439,745
EPC contracts	3,416,746	3,210,984
Totals	$23,178,075	$11,846,892

Note 13 – Supplemental Disclosure of Cash Flow

Total interest paid amounted to $27,997and $43,533 for the years ended December 31, 2008 and 2007, respectively.

Total income tax paid amounted to $91,572 and $91,041 for the years ended December 31, 2008 and 2007, respectively.

Note 14 – Retirement Benefits

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

The Company made contributions of $53,721 and $60,423 for employment benefits, including pension for the years ended December 31, 2008 and 2007, respectively.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

Note 15 – Statutory Reserve

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiary and affiliates are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 15% (10% starting from January 1, 2007) of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of December 31, 2008 and 2007, 50% of the registered capital of the Company amounted to $926,825 and $551,150, respectively.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2008 and 2007, the Company transferred $203,645 and $39,517, respectively, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. As of December 31, 2008 and 2007, statutory reserve amounted to $408,403 and $204,758, respectively.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining contributions to statutory reserve required were $313,664 and $346,392 as of December 31, 2008 and 2007, respectively.

Note 16 – Shareholders' equity

Series A Convertible Preferred Stock

On April 15, 2008, the Company issued 7,874,241 shares of Series A Convertible Preferred Stock as a result of closing of the Share Exchange disclosed in Note 1. 7,159,278 shares of Series A Convertible Preferred Stock had been converted into 3,579,639 shares of the Company's common stock as of  December 31, 2008.

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

At the closing of the Share Exchange, the Company placed 1,779,180 shares of its common stock into an escrow account. Those shares are to be released to the former Poise Profit shareholders if Hi-tech meets certain financial targets described below for the year ending December 31, 2008:

(i)	gross revenue is at least RMB 150 million (approximately $21.3 million), and
(ii)	gross margin is at least RMB 30 million (approximately $4.3 million).

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

As of December 31, 2008, Hi-tech has achieved the aforementioned financial targets, and the escrowed shares will be released to the former Poise Profit shareholders.  The 1,779,180 common shares were considered outstanding and included in the computation of basic and diluted earnings per share as of December 31, 2008 since all necessary conditions have been satisfied.

In February, 2008, the Company entered into several agreements with five third party companies and agreed to issue a total of 475,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of common stock in exchange for investor relationship services. Market value of the services to be received amounted to $950,000. 475,000 shares were issued in May 2008.

On March 17, 2008, the Company entered into an agreement with a third party company and agreed to issue 175,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of the Company's common stock in exchange for consulting services which are worth $350,000. 175,000 shares of common stock were issued in June 2008.

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

Distribution from variable interest entities

For the years ended December 31, 2008 and 2007, distributions from the variable interest entities prior to the Share Exchange amounted to $531,059 and $2,993,756, respectively.

Warrants

On August 27, 2007, the Company issued 57,870 warrants at an exercise price of $2.16 with expected life of 3 years as a condition to making a Convertible Promissory Note. The fair values of the warrants were estimated using the Black-Scholes option-pricing model at the closing date of the Financing on April 15, 2008 per the Share Exchange Agreement disclosed in Note 1.

Pursuant to the Securities Purchase Agreements executed on April 15, 2008 as disclosed in Note 1, the Company issued 7,874,241 warrants exercisable six months after issuance into 3,937,121 shares of common stock with expected life of five years at an exercise price of $1.29. One warrant is to purchase one-half of one share of  CER's common stock. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.  After the April 16, 2008 1-for-2 reverse stock split, the warrants are exercisable into 1,968,561 shares of common stock at an exercise price of $2.58.The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.

On June 20, 2008, the Company entered into a consulting agreement with ARC China, Inc., a company controlled by Adam Roseman, whose affiliates are shareholders of the Company. Pursuant to the agreement, 250,000 warrants were vested and became exercisable upon execution of the consulting agreement. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

The Company has granted the holders of certain of the Company's warrants registration rights for the underlying shares of the Company's common stock. The Company has complied with the registration requirements through December 31, 2008, and therefore, has not accrued any penalties under the applicable registration rights.

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

ARC China exercised 250,000 warrants listed in above table into 195,454 shares of the Company's common stock on June 23, 2008 in a cashless manner.

Following is a summary of the warrant activity:

Outstanding as of December 31, 2006	-
Granted	57,870
Forfeited	-
Exercised	-
Outstanding as of December 31, 2007	57,870
Granted	4,187,122
Forfeited	-
Exercised	250,000
Outstanding as of December 31, 2008	3,994,992

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.16	57,870	1.65 years	$2.16	57,870	1.65 years
$1.29	3,937,122	4.29 years	1.29	3,937,122	4.29 years
Total	3,994,992			3,994,992

See report of independent registered public accounting firm.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 , 2008

Stock Options

On September 18, 2008, the Company appointed three new independent directors and granted them stock options to purchase an aggregate of 260,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments on each October 1, January 1, April 1 and July 1 beginning in 2008. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status. Also on September 18, 2008, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock to two consultants who contract with the Company on a month-to-month basis. Those options are vested immediately upon being granted. All stock options granted are subject to the Company’s stock option plan which was approved by the Board of the Company on October 29, 2008.

The Company used the Black-Scholes option pricing model to value the options at the time they were granted, based on volatility of 125%, dividend yield of 0%, the stated exercise price of $2.90, the risk free rate of 2.67%, and the expected life of 1.69 years for the options granted to directors and 0.38 years for the ones granted to consultants.

Note 17 – Subsequent Events

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2009 and the monthly rental is increased to $4,380, approximately the market level in the locality in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”) to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  CER Shanghai is also required to make a safety deposit of approximately $292,600 in addition to the annual lease payment. The lease payments are as follows:

Amount
For the twelve months from March 1, 2009 through February 28, 2010	$146,300
For the twelve months from March 1, 2010 through February 28, 2011	$849,900

CER Shanghai has an option to purchase the office space with the pre-determined prices as follows:

Total Purchase Price
If purchasing before December 31, 2009	$7,831,500
If purchasing before December 31, 2010	$8,221,500

If CER Shanghai would exercise the above purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as partial purchase payments.

See report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective July 19, 2007, our board of directors approved a resolution dismissing our then independent registered public accounting firm, Lawrence Scharfman & Co., CPA P.C., and retaining in its place the accounting firm AJ Robbins P.C. Our relationship with Lawrence Scharfman & Co. ended on July 19, 2007. We have not and do not expect to use the services of Lawrence Scharfman & Co. thereafter.

Lawrence Scharfman & Co. issued its report on our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005. Neither report contained an adverse opinion nor disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the interim period through July 19, 2007, we did not have any disagreements with Lawrence Scharfman & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

Also effective July 19, 2007, our board of directors approved a resolution to retain AJ Robbins as our independent registered public accounting firm. During our two most recent fiscal years and through July 19, 2007, we did not consult with AJ Robbins regarding either the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During our two most recent fiscal years and through July 19, 2007, we have not consulted with AJ Robbins regarding any matter that was either subject to a disagreement as described in Item 304(a)(1)(iv) of Regulation S- K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K ..

Effective June 11, 2008, our board of directors approved a resolution dismissing AJ Robbins as our independent registered public accounting firm and retaining in its place the accounting firm Moore Stephens Wurth Frazer and Torbet, LLP. Our relationship with AJ Robbins ended on June 11, 2008.

AJ Robbins's report on the Company's financial statements for the fiscal year ended December 31, 2007 did not contain an adverse opinion nor disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. However, the report contained an explanatory paragraph relating to our ability to continue as a going concern.

During the two most recent fiscal years (we retained AJ Robbins on July 19, 2007) and the interim period through June 11, 2008, the date of dismissal, we did not have any disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

Also effective June 11, 2008, our board of directors approved a resolution to retain Moore Stephens Wurth Frazer and Torbet as our independent registered public accounting firm. During our two most recent fiscal years and through June 11, 2008, we did not consult with Moore Stephens Wurth Frazer and Torbet regarding either the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and through June 11, 2008, we have not consulted with Moore Stephens Wurth Frazer and Torbet regarding any matter that was either subject to a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. Moore Stephens Wurth Frazer and Torbet also serves as the independent accountant engaged as the principal accountant to audit the financial statements of our wholly-owned subsidiary Poise Profit, a position it has held since January 10, 2008.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, due to the material weakness identified below, our disclosure controls and procedures are not effective.

(b) Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (a) the control environment, (b) risk assessment, (c) control activities, (d) information and communication, and (e) monitoring. In the course of the controls evaluation, we reviewed any errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.

Management concluded that in light of the material weaknesses described below, we did not maintain effective internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control—Integrated Framework issued by COSO. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses:

•
Insufficient U.S. GAAP Accounting Skills and Experience - We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations.

•
Lack of Internal Audit Function - We lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

Our management is in the process of implementing remediation procedures and anticipates remediating these material weaknesses by the end of 2009. Management has taken the following actions to improve internal controls over financial reporting:

•	Recruiting qualified staff and training our new and existing staff to assist in financial reporting procedures.

•	Establishing more detailed policies and procedures on preparation of consolidated financial statements.

•	Establishing an internal audit function and relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system.

•	Implementing more comprehensive document control policies and procedures allowing us to evaluate whether our controls in this respect are effective.

•	Implementing more comprehensive information technology policies and procedures, and improving our financial computer systems.

•	Improving our formal contract review process to establish and document revenue recognition events and methodologies at the inception of revenue generating contracts.

•
Eliminating manual processes by adopting contract management functionality within our enterprise resource planning system, facilitating proper reconciliation of unbilled and unearned amounts with outstanding contracts, and eliminating prior issues related to lack of transparency of certain transaction details associated with manual billings.

In addition, since the fourth quarter of 2008, management has hired a consulting firm experienced in handling compliance with the requirements of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting in order to assist the Company with improving its internal controls and meet the requirements of Sarbanes-Oxley Act of 2002. We also hired and will continue to hire more experienced personnel with expertise in U.S. public company financial reporting.

We are continuously reviewing our efforts to improve our internal control over financial reporting and may in the future identify additional deficiencies. Should we discover any additional deficiencies, we will take appropriate measures to correct or improve our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting.

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Certifications

We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We recommend that this Item 9A(T) be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1.  Financial Statements

Page No.
China Energy Recovery, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm	F-2

China Energy Recovery, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

China Energy Recovery, Inc. and Subsidiaries Consolidated Statements of Income and Other Comprehensive Income for Years Ended December 31, 2008 and 2007	F-4

China Energy Recovery, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity	F-5

China Energy Recovery, Inc. and Subsidiaries Consolidated Statements of Cash Flows for Years Ended December 31, 2008 and 2007	F-6

China Energy Recovery, Inc. and Subsidiaries Notes to the Consolidated Financial Statements	F-7

  2.  Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

  3.  Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Merger dated as of April 7, 2006 by and between the Registrant and its wholly-owned subsidiary Commerce Development Corporation, Ltd. (1)
2.2
Share Exchange Agreement made effective as of January 24, 2008 by and among the Registrant, Poise Profit International, Ltd. and the selling stockholders of Poise Profit International, Ltd. as set out in the Share Exchange Agreement (2)

2.3	Asset Purchase Agreement dated as of January 25, 2008 between the Registrant and MMA Acquisition Company (2)
2.4
First Amendment to Share Exchange Agreement, dated as of April 15, 2008, by and among the Registrant, Poise Profit International, Ltd. and the undersigned shareholders of Poise Profit International, Ltd. (3)

3.1	Amended and Restated Certificate of Incorporation (13)
3.2	Corrected Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of China Energy Recovery, Inc. (13)
3.3	Bylaws (13)
3.4	First Amendment to the Bylaws (13)
4.1	Form of Warrant issued under the Consulting Agreement (2)
4.2	Form of Warrant issued in the Financing (3)
4.3	Registration Rights Agreement dated as of January 18, 2008 by and among the Registrant and certain stockholders signatory thereto (3)
4.4	Form of Registration Rights Agreement dated as of April 15, 2008 by and among the Registrant and the investors in the Financing (3)
4.5	Warrant issued under the Consulting Agreement between China Energy Recovery, Inc. and ARC China, Inc. (6)
10.1	Securities Purchase Agreement dated as of January 9, 2006 by and among the Registrant and the purchasers signatory thereto (7)
10.2	Securities Purchase Agreement dated as of April 13, 2006 by and among the Registrant and the purchasers signatory thereto (8)
10.3	Stock Purchase Agreement dated as of April 18, 2006 by and among the selling stockholders and purchasers signatory thereto (8)
10.4	Form of Securities Purchase Agreement dated as of April 15, 2008 by and among the Registrant and the purchasers signatory thereto (3)
10.5	Amended and Restated Senior Secured Promissory Note dated as of January 9, 2008 (9)
10.6	Escrow Agreement dated as of April 15, 2008 by and among the Registrant, Poise Profit International, Ltd., Qinghuan Wu and Jialing Zhou (3)

10.7	Loan and Transaction Expenses Agreement dated as of December 18, 2007 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and RMK Emerging Markets, LLC (3)
10.8	Loan Conversion Agreement dated as of April 15, 2008 between RMK Emerging Markets, LLC, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and China Energy Recovery, Inc. (3)
10.9
Leasing and Operating Agreement dated as of April 22, 2004 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and Shanghai Si Fang Boiler Factory, together with Amendment dated as of November 21, 2005, Amendment dated as of December 28, 2006 and Amendment dates as of June 25, 2007 (3)

10.10	Consulting Services Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.11
Operating Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)

10.12	Proxy Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.13
Option Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)

10.14
Equity Pledge Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)

10.15	Consulting Services Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.16
Operating Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)

10.17
Proxy Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)

10.18
Option Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)

10.19
Equity Pledge Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)

10.20*	Employment Contract dated as of January 1, 2006 between Shanghai Hai Lu Kun Lun, Hi-Tech Engineering Co., Ltd. and Qinghuan Wu (3)
10.21	Consulting Agreement dated as of June 20, 2008 between China Energy Recovery, Inc. and ARC China, Inc.(6)

10.22
Amendment dated as of August 20, 2008 to Leasing and Operating Agreement dated as of April 22, 2004 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and Shanghai Si Fang Boiler Factory, as amended (10)

10.23	First Amendment to Consulting Agreement dated as of August 11, 2008 between China Energy Recovery, Inc. and ARC China, Inc. (10)
10.24*	Stock Option Plan (12)
21.1	List of Subsidiaries (13)
23.1	Consent of Independent Certified Public Accountants (13)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (13)
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (13)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (13)

*           Indicates management contract, compensatory plan or arrangement.
1.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
2.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2008.
3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2008.
4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
5.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
6.	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 31, 2008.
7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2006.
8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2006.
9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 15, 2008.
10.	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on August 25, 2008.
11.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 24, 2008.
12.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 4, 2008.
13.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

March 30, 2009	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

/s/ Qinghuan Wu	Chief Executive Officer and Director
Qinghuan Wu	March 30, 2009

Principal Financial and Accounting Officer

/s/ Richard Liu	Chief Financial Officer
Richard Liu	March 30, 2009

Directors:

/s/ Roger Ballentine	Director
Roger Ballentine	March 30, 2009

/s/ Qi Chen	General Manager and Director
Qi Chen	March 30, 2009

/s/ Mengjiao Jiang	Director
Mengjiao Jiang	March 30, 2009

/s/ Fred J. Krupica	Director
Fred J. Krupica	March 30, 2009

/s/ Jialing Zhou	Director
Jialing Zhou	March 30, 2009