Form 10-K/A
period 2008-12-31
China Energy Recovery, Inc.
filed 2009-04-29
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

CHINA ENERGY RECOVERY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	33-0843696
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7F, No. 267 Qu Yang Road
Hongkou District
Shanghai, China	200081
(Address of Principal	(Zip Code)
Executive Office)

(86) 021 5556-0020
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐   Accelerated filer  ☐   Non-Accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates is $64,599,264, as computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter.

Number of shares outstanding of the registrant's common stock as of March 31, 2009:
29,936,172 shares of Common Stock, $0.001 par value per share.

Documents Incorporated by Reference: none

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009 (the “Original Annual Report”). The sole purpose of this Amendment is to include the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Annual Report are replaced in their entirety with the information provided herein. We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

TABLE OF CONTENTS

		Page
PART III

Item 10	Directors, Executive Officers and Corporate Governance	1
Item 11	Executive Compensation	4
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 13	Certain Relationships and Related Transactions, and Director Independence	9
Item 14	Principal Accountant Fees and Services	12

PART IV

Item 15.	Exhibits and Financial Statement Schedules	13

i

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our Company as of March 30, 2009:

Name	Age	Position with the Company
Qinghuan Wu	62	Chairman of the Board and Chief Executive Officer
Qi Chen	38	General Manager and Director
Richard Liu	34	Chief Financial Officer
Roger Ballentine	46	Director
Mengjiao Jiang	28	Director
Fred J. Krupica	56	Director
Jialing Zhou	54	Director

Qinghuan Wu has been a director, the Chairman of our Board and our Chief Executive Officer since April 2008. Mr. Wu has devoted his 40-year career to the design and production of waste heat boilers and energy recovery systems, and related technological development. Mr. Wu has been the Executive Director of our subsidiary Haie Hi-tech Engineering (Hong Kong) Company Limited (which we refer to as Hi-tech), which was founded in January 2002, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (which we refer to as Shanghai Engineering and which has entered into a contractual relationship with Hi-tech and subsequently with CER (Hong Kong) Holdings Limited (which we refer to as CER Hong Kong), a wholly-owned subsidiary of the Company founded in August 2008), which was founded in July 1999, and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. (which we refer to as Shanghai Environmental and which has also entered into a contractual relationship with Hi-tech and subsequently with CER Hong Kong), which was founded in May 2007, since their inceptions. Between 1992 and 2004, Mr. Wu founded or held positions with numerous companies and research institutes whereby he developed significant expertise related to the energy recovery business. Mr. Wu was the founder and President of Zhangjiagang Hai Lu Waste Heat Boiler Research Institute between 1992 and 1998, the Executive Director of Kunshan Kun Lun Hi-technology Engineering Co., Ltd. between 1996 and 2004 and the founder and Executive Director of Zhangjiagang Hai Lu Kun Lun Hi-Technology Engineering Co., Ltd. between 1997 and 2001. Before that, Mr. Wu worked for 23 years as a research engineer at the Nanjing Chemical Industry Research Institute, the largest research institute under the Chinese Ministry of Chemical Industry, between 1969 and 1992. Mr. Wu has served as the executive member of the Chinese Sulfur Industry Association since 1999 and been responsible for waste heat recovery technology development for the industry. Mr. Wu was granted the China National Science and Technology Advancement Award and Technology Award of the Chinese Ministry of Chemical Industry for his technological innovation in the waste heat recovery field. Mr. Wu holds a bachelor degree in Process Equipment and Control Engineering from Beijing University of Chemical Technology, Beijing, China.

Qi Chen has been a director and our General Manager since April 2008. He is also the General Manager of our affiliated company Shanghai Engineering, a position he has held since May 2007, and the General Manager of our wholly-owned subsidiary, CER Energy Recovery (Shanghai) Co., Ltd. (which we refer to as CER Shanghai), a position he has held since February 2009. Mr. Chen joined Shanghai Engineering in 1997 as a member of its design, engineering, and sales departments. Before joining Shanghai Engineering, he served as a trader for the Xiamen Trading and Development Co. for six years. Mr. Chen holds a bachelor degree in engineering from Xiamen University, Xiamen, China.

Richard Liu has been our Chief Financial Officer since April 2008. From October 2006 to March 2008, Mr. Liu was the Chief Executive Officer and a director of China National Credit Information Service, Ltd., a credit advisory company in China. Before that, he co-founded and served as Vice President of Finance and Operations and a director of PanPacifics Technology Holding Limited, an on-demand global trade management software developer for the Chinese market, between August 2004 and September 2006. Mr. Liu served as the Director of Finance for Kiwa Bio-Tech Products Group Corp., a developer, manufacturer, distributor and marketer of bio-technological products for agricultural, natural resources and environmental conservation, between September 2003 and August 2004. Before that, he was an assistant Chief Financial Officer for YesMobile Holdings Company Limited, a Chinese wireless technology company, between July 2000 and July 2001. Mr. Liu began his career at Arthur Andersen, LLP, a public accounting firm, where he worked from August 1996 to July 2000 in China. Mr. Liu holds an MBA degree from the UCLA Anderson School of Management and a bachelor’s degree in hotel management from Shanghai Jiao Tong University, Shanghai, China. Mr. Liu is also a member of the Chinese Institute of Certified Public Accountants.

Roger Ballentine has been a member of our Board of Directors since September 2008. Mr. Ballentine is the President of Green Strategies Inc., a consulting company that assists clients in the energy and environmental arena with domestic and international public policy matters, investment guidance in the "clean tech" marketplace and marketing and business development strategies, a position that he has held since February 2001. Mr. Ballentine is also a Venture Partner with Arborview Capital LLC, a private equity firm focused on the clean technology market place, a position he has held since May 2008. Mr. Ballentine serves as both a Lecturer on Law at the Harvard Law School, teaching in the area of energy and climate policy, a position he has held since May 2007, and as a Senior Fellow at the Progressive Policy Institute in Washington D.C., a position he has held since 2003. Previous to these positions, from June 1999 to January 2001, Mr. Ballentine served under President Bill Clinton as Chairman of the White House Climate Change Task Force and Deputy Assistant to the President for Environmental Initiatives. Prior to being named Deputy Assistant to the President, from January 1998 to June 1999, Mr. Ballentine was Special Assistant to the President for Legislative Affairs, where he focused on energy and environmental issues. Mr. Ballentine is a graduate of the University of Connecticut and Harvard Law School. Mr. Ballentine currently serves on the Boards of Directors of Environmental Power Corporation, a developer and producer of clean energy, Perillon Software Inc., an environmental and sustainability driven software company, and ENpartners Corp., an energy efficient lighting company and on the Advisory Boards of Stratos Renewables Corporation, a sugarcane ethanol producer, Pure Biofuels Corporation, a Latin American biofuels company, and Safe Renewables Corporation, a biodiesel manufacturer. Mr. Ballentine is a founding Board Member of the American Council on Renewable Energy and serves on the Boards of the Biomass Energy Resource Center and the International Fund for China's Environment.

Mengjiao Jiang has been a member of our Board of Director since September 2008. Ms. Jiang is a Managing Director of ARC China, Inc., a merchant banking firm affiliated with the Los Angeles, California-based private equity firm ARC Investment Partners, LLC. She has held this position since May 2008. From November 2004 to May 2008, Ms. Jiang served as an Associate Director of Business Development Asia, a cross-border mergers and acquisitions firm. She started her career at UBS Investment Bank in New York City where she worked from August 2003 until November 2004. Ms. Jiang is a graduate of Wellesley College where she received Bachelor of Arts degrees in political science and economics.

Fred J. Krupica has been a member of our Board of Directors since September 2008. Mr. Krupica is the Chief Financial Officer of Legalzoom.com Inc., a legal document and filing service, a position he has held since April 2008. In this role, he is responsible for the company's financial and corporate development aimed at supporting LegalZoom's continued growth. Between February 2006 and April 2008, Mr. Krupica served as the Chief Financial Officer of Altra Inc., one of North America's largest renewable fuels producers. Mr. Krupica served as the Chief Financial Officer for Fastclick, Inc., an online advertising company, between September 2004 and September 2005. From December 2002 to September 2004, Mr. Krupica served as the Chief Financial Officer of WJ Communications, Inc., a developer of radio frequency and fiber optic communication devices. Between May 2001 and November 2002, Mr. Krupica served as the Chief Financial Officer of Magnetic Data Technologies, LLC, a provider of disk drive repair logistics. Between 1975 and May 2001, Mr. Krupica worked with numerous private and public companies, including Patel Ventures, a private equity firm, F&G Financial Services, Inc., a financial services company he founded, Atlantic Richfield Co., a global oil and gas enterprise, Pullman, Inc., a freight car manufacturer, and PricewaterhouseCoopers, one of the largest accounting firms in the world. Mr. Krupica currently serves on the Board of Directors of two private companies, Celerus Diagnostics, a medical instrument diagnostics company and TMC Communications, a reseller of telecommunication services. Mr. Krupica is a graduate of the University of Illinois, where he received a Bachelor of Science degree in Accounting, and the University of California at Los Angeles, where he received a Master's degree in Business Administration. He is a member of the American Institute of Certified Public Accountants.

Jialing Zhou has been a director since April 2008. She is also a director of Hi-tech and has served in such position since Hi-tech’s inception in January 2002. Mrs. Zhou also serves as the controller of Shanghai Engineering, a position she has held since Shanghai Engineering’s inception in July 1999. She served as the controller for Zhangjiagang Hai Lu Waste Heat Boiler Research Institute between 1992 and 1998 and for Zhangjiagang Hai Lu Kun Lun Hi-Technology Engineering Co., Ltd. between 1997 and 2001. Between 1972 and 1992, she was a computer system analyst at the Nanjing Chemical Industry Research Institute, the largest research institute under the Chinese Ministry of Chemical Industry.

Family Relationships

Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive Officer, and one of our directors, Mrs. Jialing Zhou, are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and ten percent shareholders are charged by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and we have very limited shareholder base. The Company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance. We recognize that adopting a Code of Ethics would be a valuable addition to our corporate structure, and plan to do so during 2009.

Audit Committee

The functions of the Audit Committee include oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and the performance, qualifications and independence of our independent auditors. Fred Krupica (Chair) and Mengjiao Jiang are the current members of our Audit Committee.

The Board of Directors, after making a qualitative assessment of each member of the Audit Committee, has determined that both Fred Krupica and Mengjiao Jiang are financial experts within the meaning of all applicable rules. In making this determination, the Board of Directors considered their ability to understand generally accepted accounting principles and financial statements, their ability to assess the general application of generally accepted accounting principles in connection with our financial statements, including estimates, accruals and reserves, their experience in analyzing or evaluating financial statements of similar breadth and complexity as our financial statements, their understanding of internal controls and procedures for financial reporting, and their understanding of the audit committee functions.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information regarding annual and long-term compensation with respect to our fiscal years ended December 31, 2008 and December 31, 2007, paid or accrued by us to or on behalf of those persons who were our principal executive officer, who we refer to as our “named executive officers.” There were no other executive officers whose compensation exceed $100,000 during those two fiscal years.

Name and principal position	Year	Salary ($)		All other compensation ($)		Total ($)
Qinghuan Wu, Chief Executive Officer	2008	53,373		4,000	(1)	57,373
	2007	3,957		4,033	(1)	7,990

Michael Kurdziel, former Chief Executive Officer(2)	2008	-0-		-0-		-0-
	2007	87,930	(3)	-0-		87,930

(1)	Represents cost for automobile benefit.
(2)	Mr. Kurdziel resigned from all his position as Chief Executive Officer on April 15, 2008.
(3)	Amount was not paid by the Company in 2007. In 2008, this obligation was assumed by MMA Acquisition Company.

Base Salary

Our executive officers receive base salaries that are determined based on their responsibilities, skills and experience related to their respective positions within the context of the Chinese market. The amount and timing of an increase in base compensation depends upon, among other things, the individual’s performance, and the time interval and any added responsibilities since his or her last salary increase.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2008 for each of the named executive officers:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Options that are Unexercisable	Option Exercise Price ($)	Option Expiration Date
Qinghuan Wu, Chief Executive Officer	-0-	-0-	-0-	N/A

Option Exercises

None of our named executive officers exercised any options during the year ended December 31, 2008.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We currently do not have any employment contracts, or termination of employment and change-in-control arrangements with our named executive officers. We are currently in negotiations with Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive officer, to enter into an employment agreement with the Company. Under his previous employment agreement with Shanghai Engineering, which has expired, Mr. Wu was employed as its Executive Director for a term of two years with an annual salary of 30,000 Renminbi (approximately $4,400 as of April 7, 2009).

Consulting Agreements

Richard Liu

On April 15, 2008, the Company entered into a three-month consulting arrangement with Richard Liu, our Chief Financial Officer. The consulting arrangement provides that Mr. Liu will provide consulting services to the Company as our interim Chief Financial Officer. The arrangement has been extended on a month-to-month basis. Under the extended arrangement, Mr. Liu was paid a gross fee of $42,385 for his consulting services through December 31, 2008 and, on September 18, 2008, he was granted options to purchase 50,000 shares of our common stock at an exercise price of $2.90, the last sale price of our common stock on the date of grant.

Roger Ballentine

On September 18, 2008, upon his appointment as a director, the Company and Mr. Ballentine agreed to terminate a Consulting Agreement entered into on April 1, 2008. Pursuant to the terms of the Consulting Agreement, the Company engaged Mr. Ballentine to provide the Company with various business development, marketing and other advisory services. As compensation for the services to be rendered by Mr. Ballentine under the Consulting Agreement, the Company agreed to pay Mr. Ballentine a cash fee of $5,000 per month and issue 30,000 options to purchase the Company's common stock at an exercise price of $1.08 per share. The Company never issued the options to Mr. Ballentine but paid him an aggregate of $25,000 in cash during the term of the agreement. The original term of the Consulting Agreement was to expire on February 30, 2010. Mr. Ballentine agreed to forfeit the options issuable to him under the terms of the Consulting Agreement.

Retirement Plans and Employee Benefits

Our Chinese subsidiaries and our affiliated companies are required to provide certain employee benefits to their respective employees under Chinese law as described below.

•
Local employee (residents of Shanghai, China). As stipulated by the relevant laws and regulations for companies operating in Shanghai, these companies are required to maintain a city-sponsored defined contribution employee benefit plan for all of their employees who are residents of Shanghai. The companies contribute to the city-sponsored plan for each of their local employees and have no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The city sponsored plan is responsible for the entire pension and other benefit obligations payable for all past and present employees. The cost to each of the companies under the plan are: (a) pension and retirement benefit in the amount of 22% of the base salary of each employee, (b) medical insurance in the amount of 12% of the base salary of each employee, (c) unemployment insurance in the amount of 2% of the base salary of each employee, (d) injury insurance in the amount of 0.5% of the base salary of each employee, and (e) maternity insurance in the amount of 0.5% of the base salary of each employee. In addition, companies operating in Shanghai must also pay 7% of the base salary of each employee to a housing provident fund.

•
Employees from outside of Shanghai, China. For employees who are not the residents of Shanghai, as stipulated by the relevant laws and regulations for companies operating in the Shanghai, the employer company is required to contribute to a city-sponsored comprehensive insurance plan in an amount equal to 12.5% of a benchmark number consisting of 60% of the last year monthly average salary of the entire workforce in Shanghai (including the employer’s employees).

•
Outsourced employees. We have entered into an agreement with a human resource service company to outsource the employees for manufacturing. The human resource service company will be responsible for the comprehensive insurance for these employees.

•	Senior management. Our Chinese subsidiaries and our affiliated companies pay the premiums for accident insurance for a few members of their respective senior management

Director Compensation

Members of our Board of Directors who are also executive officers do not receive equity or cash compensation for their services as directors. Our policy is to reimburse our non-executive directors for reasonable expenses incurred in attending board of director or committee meetings or in connection with their services as members of the Board.

On September 18, 2008, we entered into substantially similar Board of Directors - Retainer Agreements with each of our independent directors, Roger Ballentine, Mengjiao Jiang and Fred Krupica. Pursuant to the terms of the Retainer Agreements, each director has agreed to serve as a director until the earlier of the termination of the Retainer Agreement or the two year anniversary of the effective date thereof. Each director will receive compensation for service on the Company's Board of Directors in the form of options to purchase the Company's common stock and, in some cases, cash retainer payments. The term of the options is ten years and the options vest in eight equal installments on each October 1, January 1, April 1 and July 1 during the term. The retainers are paid on a quarterly basis during the term of the Retainer Agreement. The Retainer Agreements automatically renew for successive terms upon the director's re-election to the Board of Directors for the period of such term, unless the Board of Directors determines not to renew a Retainer Agreement in its sole discretion.

Each Retainer Agreement automatically terminates upon the earlier to occur of (a) the death of the director, (b) the director's resignation or removal from, or failure to win election or re-election to, the Company's Board of Directors, or (c) upon the approval of the Company's Board of Directors, in its sole discretion. In the event of termination, the director is entitled to receive (i) payment of the portion of the retainer for service on the Company's Board of Directors which has accrued to such director through the date of termination, and (ii) the number of options that are vested as of the date of termination. The unaccrued portion of the retainer and any unvested options as of the date of termination will be forfeited by the director upon termination of the Retainer Agreement. Finally, each director has agreed not to compete with the Company during the term of the Retainer Agreement and for a period of six months thereafter.

The following table sets forth compensation information for the Company’s directors who are not named executive officers for the year ended December 31, 2008:

Name	Fees Earned or Paid in cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Roger Ballentine	$45,000	$17,528	-0-	$62,528
Mengjiao Jiang	-0-	$12,520	-0-	$12,520
Fred Krupica	$8,583	$35,055	-0-	$43,638
__________
(1)  Option award amounts reflect compensation cost for our directors for the year ended December 31, 2008, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock and Series A Convertible Preferred Stock constitute our only voting securities. Holders of our common stock and Series A Convertible Preferred Stock vote together as a single class. As of March 31, 2009, we had 29,936,172 shares of common stock and 667,963 shares of Series A Convertible Preferred Stock issued and outstanding. Each holder of Series A Convertible Preferred Stock is entitled to that number of votes equal to the number of shares of common stock into which such holder’s aggregate number of shares of Series A Convertible Preferred Stock is convertible immediately after the close of business on the applicable record date. Currently, each share of Series A Convertible Preferred Stock is convertible into one-half of a share of common stock, or an aggregate of 333,982 votes.

The following table sets forth, as of March 31, 2009, the beneficial ownership of our common stock by (a) each person or group of persons known to us to beneficially own more than 5% of our outstanding shares of common stock, (b) each of our directors and named executive officers and (c) all of our directors and executive officers as a group. None of our officers or directors hold any shares of our Series A Convertible Preferred Stock. Except as indicated in the footnotes to the table below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2009 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the table below, the address of each individual named below is 7F, No. 267 Qu Yang Road, Hongkou District, Shanghai 200081, China.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class(1)
Qinghuan Wu	11,454,254	(2)	38.3%
Roger Ballentine	26,250	(3)	*
Mengjiao Jiang	31,250	(4)	*
Fred J. Krupica	52,500	(5)	*
Jialing Zhou	8,302,836	(6)	27.7%
Adam Roseman c/o ARC Investment Partners, LLC 9440 S. Santa Monica Blvd., Suite 401 Beverly Hills, CA 90210	2,281,750	(7)	7.4%
All executive officers and directors as a group (7 persons)	19,917,090	(8)	66.2%

*	Less than 1%.
(1)
Based upon 29,936,172 shares of common stock issued and outstanding as of March 31, 2009. Does not include 667,963 shares of Series A Convertible Preferred Stock currently exercisable into 333,982 shares of common stock.

(2)	Does not include 8,302,836 shares of common stock held by Mrs. Jialing Zhou, Mr. Wu’s spouse, over which Mrs. Zhou has sole voting and investment power.
(3)	Includes 26,250 shares of common stock issuable upon exercise of options held by Mr. Ballentine at the exercise price of $2.90 per share.
(4)	Includes 18,750 shares of common stock issuable upon exercise of options held by Ms. Jiang at the exercise price of $2.90 per share.
(5)	Includes 52,500 shares of common stock issuable upon exercise of options held by Mr. Krupica at the exercise price of $2.90 per share.

(6)	Does not include 11,454,254 shares of common stock held by Mr. Qinghuan Wu, Ms. Zhou’s spouse, over which Mr. Wu has sole voting and investment power.
(7)
Includes (a) 680,056 shares of common stock held by R.A. Roseman Holdings, LLC over which Mr. Roseman has sole dispositive and voting control as the manager of R.A. Roseman Holdings, LLC;    (b) 587,384 shares  of common stock underlying Series A Convertible Preferred Stock and 293,692 shares of common stock issuable upon exercise of warrants held by RMK Emerging Markets, LLC over which Mr. Roseman has dispositive and voting control as the chief executive officer of RMK Emerging Markets, LLC; (c) 46,296 shares of common stock underlying Series A Convertible Preferred Stock, 23,148 shares of common stock issuable upon exercise of warrants, and 444,772 shares of common stock held by Tapirdo Enterprises, LLC over which Mr. Roseman has sole dispositive and voting control as the manager and sole member of Tapirdo Enterprises, LLC; (d) 195,454 shares of common stock held by ARC China, Inc. over which Mr. Roseman has dispositive and voting control as the chief executive officer of ARC China, Inc.; and (e) 10,948 shares of common stock held by ARC Investment Partners, LLC over which Mr. Roseman has dispositive and voting control as the chief executive officer of ARC Investment Partners, LLC. The foregoing information is based upon a Schedule 13D filed by Mr. Roseman on August 28, 2008.

(8)	Includes an aggregate 147,500 shares of common stock issuable upon exercise of options held by our executive officers and directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	335,000	$2.90	3,415,000
Total	335,000	$2.90	3,415,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From time-to-time, our Chinese subsidiaries and affiliated companies entered into various transactions with Mr. Qinghuan Wu, one of our directors, a significant shareholder, and our Chairman of the Board and Chief Executive Officer. The table below sets forth as of December 31, 2008 and 2007 the approximate amounts we owed to or had due from Mr. Wu.
	2008	2007
Receivable from shareholder, Mr. Wu	$-0-	$463,663

The receivable from shareholder consists of various advances, described below, that our Chinese subsidiaries and affiliated companies made from time-to-time to Mr. Wu for business convenience purposes which occurred before the Share Exchange. Such advances were due on demand and did not bear interest. During 2007, Vessel Works Division made advances to Mr. Wu. Mr. Wu and his spouse, Mrs. Jialing Zhou, own Shanghai Engineering. Our wholly-owned subsidiary, CER Shanghai, has entered into a contractual relationship with Shanghai Engineering and its shareholders, Mr. Wu and Mrs. Zhou, pursuant to which CER Shanghai controls Shanghai Engineering. In turn, Shanghai Engineering has entered into a cooperating manufacturing agreement with Vessel Works Division pursuant to which Shanghai Engineering controls Vessel Works Division.

In December 2003, Vessel Works Division made an advance to Mr. Wu in the amount of approximately $1,240,000 (RMB 10,000,000) to be used as a partial capital contribution on behalf of Mr. Wu for Haiyin’s registered capital upon its formation. Haiyin is one of our former variable interest entities which was originally formed to derive tax benefits under Chinese law. In exchange for such capital contribution, Mr. Wu received common stock of Haiyin. Haiyin was owned by Mr. Wu, 60%, and his spouse, Mrs. Jialing Zhou, 40%. The shareholders of Haiyin liquidated the company in February 2008 through two successive decreases of its registered capital. Upon the decreases of the registered capital of Haiyin, in December 2007, Haiyin made a distribution of $1,240,000 to Mr. Wu as a return of the capital contributed with the money received from Vessel Works Division. Mr. Wu paid the distribution received to Shanghai Engineering. On a consolidated basis, the receivable due from Mr. Wu for the advance by Vessel Works Division was offset against the payment made by Mr. Wu to Shanghai Engineering with the money distributed to Mr. Wu from Haiyin.

In 2007, Vessel Works Divisions made various advances in the aggregate amount of approximately $854,304 (RMB 6,231,250) to Mr. Wu for business convenience purposes. In December 2007, Mr. Wu paid annual bonuses to all of the employees of Vessel Works Division on its behalf in the amount of approximately $92,457 (RMB 674,378). In December 2007, Mr. Wu paid annual bonuses to all of the employees of Shanghai Engineering on its behalf in the amount of approximately $140,471 (RMB 1,024,585) and made a payment of approximately $137,100 (RMB 1,000,000) to Shanghai Engineering, upon receiving a distribution from Haiyin of return of capital. On a consolidated basis, these bonus payments and the repayment to Shanghai Engineering were used to offset the receivable due from Mr. Wu for the $854,304 advance by Vessel Works Division.

The largest aggregate amount of these advances outstanding in 2007 was approximately $1,250,547, which was the outstanding balance as of January 1, 2007. In 2007, Mr. Wu repaid approximately $1,939,870 (RMB 14,149,309), leaving a balance of approximately $463,663 outstanding as of December 31, 2007. The largest aggregate amount of these advances outstanding in 2008 was approximately $463,663, which was the outstanding balance as of January 1, 2008. The remaining outstanding balance was paid in full on December 30, 2008.

Mr. Wu was the director of Zhejiang Jiahua Industry Park Investment Development Co., Ltd (“Jiahua”) before August, 2008.  Jiahua is one of the Company’s major customers. For the years ended December 31, 2008 and 2007, sales revenue from Jiahua were $3,384,900 and $923,554, respectively. In 2007, we installed an energy recovery system for sulfuric manufacturing in Jiahua’s manufacturing facilities for a purchase price of approximately $563,228. We also conducted an EPC project for Jiahua valued at approximately $338,210 and performed miscellaneous services. In 2008, we conducted an EPC project using special process technologies that we possess, for which we have applied for an invention patent, for Jiahua, revenue for which was $3,416,746. Receivables and payables related to Jiahua were related to sales and will be collected according to the contract terms. Payables related to Jiahua were for business purposes and will be settled with cash.  As of December 31, 2008 and 2007, the amounts due from/to Jiahua were as follows:

	2008	2007
Accounts receivable	$1,006,060	$572,036
Other payables	$65,078	$60,819
Deferred revenue	$208,270	$-

On December 18, 2007, Shanghai Engineering entered into a Loan and Transaction Expense Agreement with RMK Emerging Growth Opportunity Fund, LP, a Delaware limited partnership controlled by Adam Roseman, one of our significant shareholders. Under the agreement, RMK Emerging Growth Opportunity Fund, LP extended a short-term bridge loan to Shanghai Engineering in an amount of $725,000. Pursuant to the terms of the agreement, Shanghai Engineering is required to repay the loan in an amount equal to 1.75 times the principal amount ($1,268,750) upon the earlier to occur of Shanghai Engineering’s sale, next financing or going public event of at least $5 million as long as such sale, financing or going public event involves a party that is not a 100% domestic company in China. Because Shanghai Engineering is a functional subsidiary of Poise (through contractual relationships and by its status as a variable interest entity), the closing of the Company’s January 2008 Share Exchange and the Financing triggered repayment of the loan.

Effective as of January 9, 2008, the Company issued an Amended and Restated Senior Secured Promissory Note in the principal amount of $250,000 to Tapirdo Enterprises, LLC. The note is due on demand and must be repaid by the issuance of 1,666,667 shares of our common stock. We granted Tapirdo Enterprises, LLC demand and piggyback registration rights for the shares of our common stock underlying the promissory note. On January 9, 2008, we repaid the note in full by the issuance of 1,666,667 shares of our common stock. The registration rights survive conversion of the promissory note. We do not expect to make future payments or otherwise transfer consideration under the terms of the registration rights. Tapirdo Enterprises, LLC is owned and controlled by Adam Roseman.

On January 18, 2008, we entered into a registration rights agreement with a total of 18 stockholders who acquired their shares at different times while we were still a shell company in private transactions exempt from registration under the Securities Act of 1933. Two out of the 18 stockholders were related parties at the time: RA Roseman Holdings, LLC, an entity wholly-owned by Adam Roseman, and Kaman Ventures, LLC, an entity wholly-owned by Michael Kurdziel, who was our sole director and Chief Executive Officer. Pursuant to the terms of the registration rights agreement, the stockholders have demand registration rights pursuant to which we are obligated to register shares of our common stock (and additional shares of our common stock issuable with respect of such registrable shares of common stock upon stock splits, etc.) on Form S-3 (or on such other form appropriate for such purpose) within 30 days after receipt of a request. We are obligated to effect one demand registration on behalf of the investors. In addition, in the event that we propose to register any of our securities under the Securities Act after January 18, 2008 by filing any form of registration statement (other than on Form S-4 or Form S-8 or any successor forms thereof) that would legally permit the inclusion of the shares subject to the registration rights agreement, we must provide written notice to the parties to the registration rights agreement of our intention to do so and shall provide such parties an opportunity to include in such registration statement all shares of common stock subject to the registration rights agreement. These piggy-back registration rights are subject to certain exceptions and conditions. Each party to the registration rights agreement has one piggyback registration right and a registration does not count as a piggyback registration until it has become effective and includes 100% of the shares of common stock subject to the agreement requested by such stockholder to be included in the registration statement. We do not expect to make future payments or otherwise transfer consideration under the term of the registration rights agreement.

On January 24, 2008, we entered into a Consulting Agreement with ARC Investment Partners, LLC, which is controlled by Adam Roseman, pursuant to which we engaged ARC Investment Partners, LLC to provide the Company with various sales, marketing and other advisory services in connection with the Share Exchange and Financing, among others. As compensation for the services to be rendered by ARC Investment Partners, LLC under the Consulting Agreement, we agreed to: (a) issue to ARC Investment Partners, LLC a warrant to purchase 2,084,976 shares of our common stock at an exercise price of $2.16 per share; and (b) pay to ARC Investment Partners, LLC a one-time cash fee of $500,000 upon the successful listing of our company on NASDAQ or the American Stock Exchange on or before the first anniversary of the date of the Consulting Agreement, so long as we have received a total equity investment of at least $20 million following the execution of the Consulting Agreement and prior to the first anniversary of the date of the Consulting Agreement. On March 31, 2008, the parties agreed to terminate the Consulting Agreement with immediate effect and cancel the warrant.

On January 25, 2008, we entered into and closed an Asset Purchase Agreement with MMA Acquisition Company, a Delaware corporation, pursuant to which we sold substantially all of our assets to MMA Acquisition Company in exchange for MMA Acquisition Company’s assuming a substantial majority of our outstanding liabilities. The transferred assets consisted of letters of intent for the proposed acquisitions of each of MMAWeekly.com, dated June 9, 2007, and Blackbelt TV, Inc., dated July 16, 2007, and all shares of common stock in Blackbelt TV, Inc. we owned, among other things. The total book value of the assets acquired was approximately $317,000. The assumed liabilities consist of accounts payable, convertible debt, accrued expenses and shareholder advances of approximately $360,000. MMA Acquisition is owned by ARC Investment Partners, LLC, and MMA Acquisition’s sole director and officer is Michael Kurdziel, who was also our sole director and our Chief Executive Officer at the time of the closing of the sale, and Managing Director of ARC Investment Partners, LLC.

On April 15, 2008, the Company, Shanghai Engineering and RMK Emerging Growth Opportunity Fund, LP entered into a Loan Conversion Agreement pursuant to which the parties agreed to convert the December 18, 2007 loan from RMK Emerging Growth Opportunity Fund, LP to Shanghai Engineering (see above) into a subscription for the Company’s Series A Convertible Preferred Stock and warrants in the aggregate amount of $1,268,750 in the Share Exchange and the Financing. The parties agreed that such subscription should be credited towards satisfying the minimum amount of the Financing required under the Share Exchange Agreement. Therefore, upon the closing of the Financing, the Company issued to RMK Emerging Growth Opportunity Fund, LP 587,384 shares of the Company’s Series A Convertible Preferred Stock and warrants to purchase 293,692 shares of the Company’s common stock at $2.58 per share in full satisfaction of the repayment and conversion of the loan to RMK Emerging Growth Opportunity Fund, LP.

On June 20, 2008, we entered into a Consulting Agreement with ARC China, Inc., a Delaware corporation, pursuant to which we engaged ARC China, Inc. to provide the Company with various sales, marketing and other advisory services. As compensation for the services to be rendered by ARC China, Inc. under the Consulting Agreement, we agreed to issue to ARC China, Inc. a warrant to purchase 750,000 shares of our common stock at an exercise price of $2.16 per share. The warrant is exercisable in a cash-less manner. The warrant will vest and be exercisable according to the following schedule: (a) warrants to purchase 250,000 shares of our common stock vested and became exercisable upon execution of the Consulting Agreement, (b) warrants to purchase 5,000 shares of shares of our common stock will vest and be exercisable on the date of our receipt of each $1,000,000 in gross proceeds in each financing during the term of the Consulting Agreement, up to a maximum of 250,000 shares of our common stock (provided that warrants shall not vest for increments of less than $1,000,000 in gross proceeds received in a financing), and (c) warrants to purchase 250,000 shares of our common stock will vest and become exercisable upon a transfer of the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Stock Market or the American Stock Exchange. ARC China, Inc. exercised the vested portion of the warrant on June 23, 2008 in a cash-less manner and we issued 195,454 shares of our common stock to ARC China, Inc. on such date. On August 11, 2008, the parties amended the Consulting Agreement to reduce the aggregate number of shares of our common stock which may be purchased by ARC China, Inc. upon exercise of the warrant from 750,000 to 250,000 shares, all of which shares were immediately vested and exercisable upon issuance of the warrant and all of which shares were purchased by ARC China, Inc. on a cash-less basis on June 23, 2008 as described above. In addition, we agreed to register the shares of common stock underlying the warrant. In the event that we propose to register any of our securities under the Securities Act after June 20, 2008 by filing any form of registration statement (other than on Form S-4 or Form S-8 or any successor forms thereof) that would legally permit the inclusion of the shares of common stock underlying the warrant, we must provide written notice to ARC China, Inc. of our intention to do so and provide ARC China, Inc. an opportunity to include in such registration statement the shares of common stock underlying the warrant. ARC China, Inc. has one piggyback registration right and a registration does not count as a piggyback registration until it has become effective and includes 100% of the shares of common stock underlying the warrant requested by ARC China, Inc. to be included in the registration statement. Adam Roseman, one of our significant shareholders, is the chief executive officer of ARC China, Inc.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with their ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Roger Ballentine, Mengjiao Jiang and Fred Krupica are “independent directors” as defined under the rules of The Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following is a summary of fees billed by the principal accountant for services rendered during each of the years ended December  31, 2008 and 2007.

Audit Fees. For the years ended December 31, 2008 and December 31, 2007, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $247,694 and 36,345, respectively. Moore Stephens Wurth Frazer and Torbet, LLP, our current auditor, performed the audit of our annual consolidated financial statements for the year ended December 31, 2008, the review of our quarterly financial statements for the second and third quarters ended June 30, 2008 and September 30, 2008, respectively, and the review of our S-1 registration statement and other filings with the SEC. AJ Robbins P.C. performed the audit of our annual financial statements for the year ended December 31, 2007 and performed the review of our quarterly financial statements for the first quarter ended March 31, 2008 and for the first, second and third quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

Audit Related Fees. For the years ended December 31, 2008 and December 31, 2007, there were no fees billed for professional services by our independent auditors for assurance and related services.

Tax Fees. For the years ended December 31, 2008 and December 31, 2007, there were no fees billed for professional services rendered by our independent auditors for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2008 and December 31, 2007, there were no other fees billed for other professional services by our independent auditors.

Pre-Approval Policy

The Audit Committee pre-approves the services to be provided by its independent auditors. During the year ended December 31, 2008, the Audit Committee reviewed in advance the scope of the annual audit to be performed by the independent auditors and the independent auditors’ audit fees and approved them.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April 2009.

CHINA ENERGY RECOVERY, INC.

By:	/s/ QUINGHUAN WU
Qinghuan Wu
Chief Executive Officer