Form 10-Q
period 2009-03-31
China Energy Recovery, Inc.
filed 2009-05-15
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the registrant's common stock as of April 30, 2009:

29,936,172 shares of Common Stock, $0.001 par value per share

TABLE OF CONTENTS

			Page
Part I		Financial Information

	Item 1.	Unaudited Consolidated Financial Statements	1

		Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	1

		Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended March 31, 2009 and 2008 (unaudited)	2

		Consolidated Statements of Cash Flow for the Three Months Ended March 31, 2009 and 2008 (unaudited)	4

		Consolidated Statements of Shareholders' Equity	3

		Notes to the Consolidated Financial Statements (unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	37

Part II		Other Information

	Item 1.	Legal Proceedings	38

	Item 1A.	Risk Factors	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 3.	Defaults Upon Senior Securities	38

	Item 4.	Submission of Matters to a Vote of Security Holders	38

	Item 5.	Other Information	38

	Item 6.	Exhibits	38

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$4,072,449	$6,136,403
Restricted cash	597,134	597,949
Notes receivable	144,963	120,749
Accounts receivable, net of allowance for doubtful accounts of $456,192
and $151,094 as of March 31, 2009 and December 31, 2008, respectively	4,765,407	4,935,142
Accounts receivable - related party	924,699	1,006,060
Inventories	9,506,783	7,774,775
Other receivables	279,964	98,271
Advances on inventory purchases	2,027,788	1,044,807
Deferred tax asset	167,004	-
Total current assets	22,486,191	21,714,156

EQUIPMENT, NET	856,574	850,888

OTHER ASSETS:
Long term accounts receivable, retainage	-	377,368
Total assets	$23,342,765	$22,942,412

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,958,747	$3,352,521
Other payables	741,890	466,392
Other payables - related party	64,989	65,078
Customer deposits	9,017,994	7,044,234
Taxes payable	2,070,649	2,282,621
Deferred revenue	1,564,137	1,518,431
Deferred revenue - related party	207,986	208,270
Short term loans payable	-	381,420
Total current liabilities	16,626,392	15,318,967

NON-CURRENT LIABILITIES:
Warrant liabilities	3,067,364	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 667,963 and 714,963
issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	668	715
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,936,172 and
29,912,574 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	29,936	29,913
Paid-in-capital	4,418,650	7,645,404
Statutory reserves	408,403	408,403
Accumulated deficit	(1,139,931)	(363,147)
Accumulated comprehensive loss	(68,717)	(97,843)
Total shareholders' equity	3,649,009	7,623,445

Total liabilities and shareholders' equity	$23,342,765	$22,942,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three months ended March 31,
	2009	2008

REVENUES	$1,262,248	$4,182,472

COST OF REVENUE	1,200,355	3,132,996

GROSS PROFIT	61,893	1,049,476

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,540,591	195,519

(LOSS) INCOME FROM OPERATIONS	(1,478,698)	853,957

OTHER INCOME (EXPENSE):
Change in fair value of warrants	(133,808)	-
Non-operating (expense) income, net	(25,913)	1,607
Interest income (expense), net	1,194	(1,573)
Total other income (expense), net	(158,527)	34

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION
FOR INCOME TAXES	(1,637,225)	853,991

(BENEFIT) PROVISION FOR INCOME TAXES	(167,015)	141,280

NET (LOSS) INCOME	(1,470,210)	712,711

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	29,126	(19,423)

COMPREHENSIVE (LOSS) INCOME	$(1,441,084)	$693,288

EARNINGS PER COMMON SHARE:
Basic and Diluted	$(0.049)	$0.028

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	29,919,984	25,284,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated deficit		Accumulated
	Preferred stock		Common stock		Paid-in		Statutory	comprehensive
	Shares	Amount	Shares	Amount	capital	Unrestricted	reserves	income (loss)	Totals

BALANCE, January 1, 2008	-	$-	20,757,090	$20,757	$870,787	$(1,270,165)	$204,758	$(40,126)	$(213,989)

Shareholder distribution from VIE					(410,059)				(410,059)
Net income						712,711			712,711
Adjustment to statutory reserve						(71,491)	71,491		-
Foreign currency translation loss								(19,423)	(19,423)
BALANCE, March 31, 2008 (unaudited)	-	-	20,757,090	20,757	460,728	(628,945)	276,249	(59,549)	69,240

Preferred stock issued for cash at $1.08	7,874,241	7,874			6,636,404				6,644,278
Shares issued for reorganization on									-
April 15, 2008			4,717,890	4,718	3,698				8,416
Common stock issued for service			662,500	663	468,968				469,631
Warrants issued for service at $2.16					62,524				62,524
Value of option granted to directors					130,698				130,698
Cashless exercise of warrant			195,454	195	(195)				-
Conversion of preferred stock	(7,159,278)	(7,159)	3,579,639	3,580	3,579				-
Shareholder distribution from VIE					(121,000)				(121,000)
Net income						397,952			397,952
Adjustment to statutory reserve						(132,154)	132,154		-
Foreign currency translation loss								(38,294)	(38,294)
BALANCE, December 31, 2008	714,963	715	29,912,573	29,913	7,645,404	(363,147)	408,403	(97,843)	7,623,445

Cumulative effect of reclassicaton of warrants					(3,626,982)	693,426			(2,933,556)

BALANCE, January 1, 2009, as adjusted	714,963	715	29,912,573	29,913	4,018,422	330,279	408,403	(97,843)	4,689,889

Conversion of preferred stock	(47,000)	(47)	23,500	23	24				-
Rounding shares			99						-
Stock-based compensation					400,204				400,204
Net loss						(1,470,210)			(1,470,210)
Foreign currency translation income								29,126	29,126
BALANCE, March 31, 2009 (unaudited)	667,963	$668	29,936,172	$29,936	$4,418,650	$(1,139,931)	$408,403	$(68,717)	$3,649,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTH ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,470,210)	$712,711
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation	43,099	26,055
Change in allowance for uncollectible accounts	305,324	(80,814)
Stock based compensation	400,205	-
Change in fair value of warrants	133,808	-
Change in operating assets and liabilities
Notes receivable	(24,380)	(170,872)
Accounts receivable	260,963	(3,729,524)
Accounts receivable - related party	79,995	583,176
Inventories	(1,742,726)	(555,104)
Costs and estimated earnings in excess of billings	-	1,178,419
Other receivables	(162,252)	19,754
Advances on inventory purchases	(1,003,965)	253,186
Deferred tax assets	(167,015)	-
Accounts payable and accrued liabilities	(389,339)	343,927
Other payables	276,154	127,119
Customer deposits	1,983,499	622,983
Customer deposits - related party	-	339,306
Taxes payable	(208,874)	240,921
Deferred revenue	47,779	198,220
Net cash (used in) provided by operating activities	(1,637,936)	109,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipments	(49,946)	(31,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from short term bank loans	-	361,920
Shareholder distribution from VIE	-	(139,770)
Principal payment of short term bank loans	(380,926)	(264,018)
Net cash used in financing activities	(380,926)	(41,868)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	4,854	(24,541)

(DECREASE) INCREASE IN CASH	(2,063,954)	11,110

CASH, beginning	6,136,403	395,265

CASH, ending	$4,072,449	$406,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$2,055	$4,373
Cash paid for income taxes	$-	$20,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 1 – Organization

China Energy Recovery, Inc. ("CER", “We” or the "Company"), formerly known as MMA Media Inc. and Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May, 1998. On April 7, 2006, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation, and changed the Company's state of incorporation from Maryland to Delaware as a result. On February 5, 2008, the Company changed its name to China Energy Recovery, Inc.

On January 24, 2008, the Company entered into a Share Exchange Agreement with Poise Profit International, Ltd. ("Poise Profit"), a company incorporated on November 23, 2007, under the laws of the British Virgin Islands, and the shareholders of Poise Profit. The share exchange transaction (the "Share Exchange") was consummated on April 15, 2008 and Poise Profit became a wholly-owned subsidiary of the Company. On April 16, 2008, the Company conducted a 1-for-2 reverse stock split pursuant to which each two shares of CER's common stock, issued and outstanding on the record date of April 15, 2008, converted into one share of CER's common stock. Pursuant to the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 shares, or 81.5% of the Company's common stock on a post 1-for-2 reverse stock split basis, to the shareholders of Poise Profit. Because the acquisition is treated as a reverse acquisition and recapitalization whereby Poise Profit is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer), the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The historical financial statements for periods prior to April 15, 2008 are those of Poise Profit except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and recapitalization.

Poise Profit is an off-shore holding company and has no operating business activities. Poise Profit owns 100% of HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech") and CER (Hong Kong) Holdings Limited (“CER Hong Kong”), which was incorporated in Hong Kong on January 4, 2002 and August 13, 2008, respectively.  In order to restructure the holding structure of the Company (the “Restructuring”), on December 3, 2008, a) 100% of the shares of CER Hong Kong were transferred to Poise Profit from Mr. Wu and Mrs. Zhou, and b) All the contracts between Hi-tech and Shanghai Engineering (as defined below) and between Hi-tech and Shanghai Environmental (as defined below) were transferred to CER Hong Kong.

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

Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering") was established in Shanghai, China in July 1999. Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental") was incorporated in Shanghai on May 23, 2007. Mr. Qinghua Wu became the sole shareholder of Shanghai Environmental on November 2007. Shanghai Environmental is not an operating company but serves as a vehicle for arranging sales and maximizing tax benefits.

Effective on January 1, 2006, Hi-tech executed a series of contractual arrangements with Shanghai Engineering and its shareholders comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Engineering, and collect and own all of its net profits. Additionally, Shanghai Engineering's shareholders have granted their voting rights over Shanghai Engineering to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Engineering, Shanghai Engineering and its shareholders have granted Hi-tech the exclusive right and option to acquire all of their equity interests in Shanghai Engineering. Further, Shanghai Engineering shareholders have pledged all of their rights, titles and interests in Shanghai Engineering to Hi-tech. On December 3, 2008, these contracts were transferred from Hi-tech to CER Hong Kong.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Environmental and its shareholders comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Shanghai Environmental's shareholder has granted his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and its shareholder have granted Hi-tech the exclusive right and option to acquire all of the shareholders' equity interest in Shanghai Environmental. Further, Shanghai Environmental's shareholder has pledged all of his rights, titles and interests in Shanghai Environmental. On December 3, 2008, these contracts were transferred from Hi-tech to CER Hong Kong.

Shanghai Zhuyi Industry Co. Ltd. ("Zhuyi") was incorporated in Shanghai on April 10, 2006. The business scope of Zhuyi was trading in construction materials, metal materials, mechanical equipment, and computers hardware, and providing mechanical equipment design and consultation services. Zhuyi was dissolved in July, 2007 and capital of $127,650 (RMB1,000,000) was returned to the owners in January, 2008.

Shanghai Haiyin Hi-Tech Engineering Co. Ltd. ("Haiyin") was incorporated in Shanghai on December 3, 2003. Haiyin had no business activity after December of 2007 and the registered capital had been returned as the result of a distribution from another variable interest entity on April 18, 2008,

On March 5, 2008, Hi-tech and Shanghai Engineering jointly formed Shanghai Haie Investment Consultation Co., Ltd. ("JV Entity"). JV Entity was 10% owned by Shanghai Engineering and 90% owned by Hi-tech. JV Entity was dissolved on September 1, 2008. The paid-in portion of registered capital was returned to Hi-tech on September 19, 2008.

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated.  CER Shanghai has a registered capital of $5,000,000 which is scheduled to be injected over the subsequent two years.  CER Hong Kong owns 100% of CER Shanghai and contributed $3,000,000 as of February 10, 2009.  CER Shanghai is mainly engaged in development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financials statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, Vessel Works Division (see note 12), Zhuyi, Haiyin, Shanghai Environmental, JV Entity, and CER Shanghai are collectively hereinafter referred to as the “Company".

Note 2 – Summary of Significant Accounting Policies

Consolidation of variable interest entities

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and its variable interest entities. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

(c) Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions or state owned banks within the PRC which amounts are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution.  The first HK$100,000 per depositor per institution with the financial institutions within Hong Kong is covered by insurance. As of March 31, 2009 and December 31, 2008, the Company had deposits totaling $3,685,516 and $6,673,587 that were not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company has three major customers and two major customers totally accounted for 92.2% and 53.3% of the total revenue for the three month ended March 31, 2009 and 2008, respectively. Receivables from the aforesaid customers were 8.7% and 42.1% of total accounts receivable at March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, three major suppliers provided approximately 54.3% of the Company's purchases of raw materials. Payables to the five suppliers were 2.2% of accounts payable as of March 31, 2009. For the three months ended March 31, 2008, two major suppliers provided approximately 21.1% of the Company’s purchases of raw materials with each supplier individually accounting for 11.3% and 9.8%, respectively.

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

(d) Restricted cash

Restricted cash represents a cash portion of the purchase price deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the projects in question. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts of restricted cash were $597,134 and $597,949 as of March 31, 2009 and December 31, 2008, respectively.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

(e) Allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. The Company reserved 30%, 50% and 100% for AR balances with aging more than one year, two years and more than two years based on the nature of the business and AR collection history, respectively.   The following table consists of allowance for doubtful accounts.

Allowance for bad debt, January 1, 2008	$237,475
Addition	56,366
Recovery	(159,375)
Translation adjustment	16,628
Allowance for bad debt, December 31, 2008	151,094
Addition	305,324
Recovery	-
Translation adjustment	(226)
Allowance for bad debt, March 31, 2009 (unaudited)	$456,192

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

(h) Impairment of assets

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets each reporting period to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized. As of March 31, 2009 and December 31, 2008, management believes there were no impairments of long-lived assets.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

(i) Income taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes" and Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"),. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Under FIN 48, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

The Company reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found.

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

(k) Stock based compensation

The Company records and reports stock-based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

 (l) Revenue recognition

The Company derives revenues principally from

(a)	Sales of energy recovery systems, and

(b)	Provision of design services, and

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 6 months to two years). Pursuant to paragraph 14 of FIN 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, when disclosing product warranties, the guarantor is required to disclose: (i) the guarantor's accounting policy and methodology used in determining its liability for product warranties, and (ii) a tabular reconciliation of the changes in the guarantor's aggregate product warranty liability for the reporting period. The Company records the retainage as deferred revenue until the customers pay it after the warranty period expires, at which time the Company recognizes revenue. Further, a tabular reconciliation of the changes in the company's aggregate product warranty liability for the reporting period is included in note 8 to these consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $7,615 and $87,396 for the three month ended March 31, 2009 and 2008, respectively.

(m) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, Vessel Works Division, CER Shanghai, Zhuyi, Haiyin and Shanghai Environmental use their local currency, Renminbi ("RMB") as their functional currency. Hi-tech and CER Hong Kong uses its local currency, Hong Kong dollar ("HK$") as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three month ended March 31, 2009 and 2008, foreign currency translation gain (loss) amounted to $29,126 and ($19,423), respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated comprehensive loss in the consolidated statement of shareholders' equity amounted to $68,717 and $97,843 as of March 31, 2009 and December 31, 2008, respectively. The balance sheet accounts with the exception of equity at March 31, 2009 were translated at RMB6.83 to $1.00 or HK$7.75 to $1.00, and were translated at RMB6.82 to $1.00 or HK$7.75 to $1.00 at December 31, 2008.

The average translation rates applied to income and cash flow statement amounts for the three month ended March 31, 2009 and 2008 were RMB6.83 to $1.00 or HK$7.76 to $1.00, and RMB7.10 to $1.00 or HK$7.79 to $1.00, respectively.

(n) Fair value of financial instruments

Statement of Financial Accounting Standards (“SFAS”) 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

The Company's long term accounts receivable retainage amounted to $0 and $377,368 at March 31, 2009 and December 31, 2008, respectively. Because there is no quoted or observable market price for the fair value of retainage, the Company used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the contracted amount. The contracted amount of the long term accounts receivable, retainage approximated the fair value as of December 31, 2008.

On April 15, 2008, the Company issued 3,937,121 warrants exercisable into 1,968,561 shares of common stock. As of March 31, 2009 and December 31, 2008, the carrying value of the warrant liabilities in the amount of $3,067,364 and $2,933,556, respectively. Due to the short stock trading history, the input to the valuation of the underlying warrants is adjusted on each financial statement date based on other similar public companies’ (similar industry, similar size and length of operating) quoted prices on the active stock market.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Warrants liability	$3,067,364	-	-	$3,067,364

 (o) Costs and estimated earnings in excess of billings

The current assets, "Costs and estimated earnings in excess of billings", represent revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.

(p) Recent accounting pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133”.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 became effective on January 1, 2009 and the adoption of SFAS 161 did not impact the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 has no effect on the Company’s financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is not permitted. The Company has adopted the new accounting policy and has determined that there was no effect of the Company’s financial statements for adopting EITF 08-4 as of March 31, 2009.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.
.
(q) Reclassifications

Certain prior period amounts have been reclassified to conform to current period’s presentation. Those reclassifications had no material effect on operations or cash flows.

Note 3 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no diluted effect of convertible preferred stock, options and warrants on the earnings per share for the three months ended March 31, 2009 due to the Company had net loss. No dilution effects to the earnings per share for the same period of 2008 because there was no outstanding financial instruments which potentially could be converted to the common stock.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 4 – Accounts Receivable

	March 31, 2009	December 31, 2008
	(Unaudited)
Accounts receivable	$5,221,599	$5,463,604
Accounts receivable – related party	924,699	1,006,060
Total accounts receivable	6,146,298	6,469,664
Allowance for bad debts	(456,192)	(151,094)
Accounts receivable, net	5,690,106	6,318,570
Long term accounts receivable, retainage	-	(377,368)
Accounts receivable - current, net	$5,690,106	$5,941,202

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage for pending completion of quality inspection during the limited warranty period. Generally, the Company provides most of its customers with a limited 6 months to two years warranty period during which to complete the quality inspection. The Company records the retainage as deferred revenue (see note 8). When the products pass the quality inspection or the warranty period expires, customers pay the retainage fee and the Company recognizes sales revenue. As of March 31, 2009 and December 31, 2008, amounts billed under contracted retainage provisions were $1,772,123 and $1,726,701, among which $207,986 and $208,270 retainage were held by related parties, respectively. These amounts are included in deferred revenue until earned.

Note 5 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Wu to lease an office. For the three months ended March 31, 2009 and 2008, the Company incurred $13,186 and $2,000 as rental expense to Mr. Wu's son.

Mr. Qinghuan Wu was the director of Zhejiang Jiahua Industry Park Investment Development Co., Ltd (“Jiahua”) before August 2008. Jiahua is one of the Company’s major customers. For the three months ended March 31, 2009 and 2008, there was no sales revenue from Jiahua. Receivables and payables related to Jiahua were related to sales and will be collected according to the contract terms. Payables related to Jiahua were for business purposes and will be settled with cash in short term. As of March 31, 2009 and December 31, 2008, due from/to Jiahua were as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Accounts receivable	$924,699	$1,006,060
Other payables	(64,989)	(65,078)
Deferred revenue	(207,986)	(208,270)
Total, net	$651,724	$732,712

Note 6 – Inventories

As of March 31, 2009 and December 31, 2008, inventories consist of the following:

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials	$1,708,364	$2,013,311
Work in progress	7,798,419	5,761,464
Total inventories	$9,506,783	$7,774,775

As of December 31, 2008, management determined that the carrying amount of raw materials exceeded prices currently available; therefore, $98,251 was written off and the amount had been included in cost of goods sold for 2008. No inventory was written off as of March 31, 2009.

Note 7 – Equipment, Net

As of March 31, 2009 and December 31, 2008, equipment consists of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Machinery equipment	$616,932	$602,728
Transportation equipment	270,050	249,177
Office equipment	403,569	390,398
Subtotal	1,290,551	1,242,303
Accumulated depreciation	(433,977)	(391,415)
Equipment, net	$856,574	$850,888

Depreciation expenses for the three months ended March 31, 2009 and 2008 was $43,099 and $26,055, respectively.

Note 8 – Deferred Revenue

Deferred revenue represents the retainage held by customers during the quality inspection process. When the products pass the inspection, customers pay the retainage fee and the Company recognizes sales revenue (See note 4). As of March 31, 2009 and December 31, 2008, deferred revenue amounted to $1,772,123 and $1,726,701, including the balances with a related party, respectively.

Deferred revenue, January 1, 2008	$930,546
Addition	1,262,855
Collection	(531,859)
Translation adjustment	65,159
Deferred revenue, December 31, 2008	1,726,701
Addition	48,307
Collection	-
Translation adjustment	(2,885)
Deferred revenue, March 31, 2009 (unaudited)	$1,772,123

Note 9 – Short Term Bank Loans

The Company had a short term loan from one bank in China for $0 and $381,420 at March 31, 2009 and December 31, 2008, respectively. This loan matured in January 15, 2009 with 7.47% average interest rate. The bank loan was collateralized by Shanghai Engineering leased office space, which is owned jointly by Mr. Wu and his son. The full amount of $381,420 was repaid on January 16, 2009.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Interest expense for the three months ended March 31, 2009 and 2008 were $2,055 and $5,278, respectively.

Note 10 - Warrants Liabilities

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 3,937,121 of our issued and outstanding warrants which were exercisable to 1,968,561 of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants have an exercise price of $2.58 expired in 2013. As such, effective January 1, 2009, we reclassified the fair value of these warrants, from equity to liability status as if these warrants were treated as a derivative liability since their corresponding issuance dates.

On January 1, 2009, we reclassified from additional paid-in capital, as a gain of cumulative effect adjustment of $693,426 to beginning retained earnings and $2,933,556 to long-term derivative instruments to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $3,067,364 as of March 31, 2009. As such, we recognized a $133,808 loss from the change in fair value of these warrants for the three months ended March 31, 2009. All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	December 31, 2008
Number of warrants	3,937,121	3,937,121
Annual dividend yield	-	-
Expected life (years)	4.04	4.30
Risk-free interest rate	1.41%	0.88%
Expected volatility	140.0%	140.0%

Due to the short trading history of the Company’s stock, the expected volatility is based primarily on other similar public companies’ historical volatilities which are traded in the United States’ stock markets. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on the U.S. Treasury securities with compatible life terms.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 11 – Taxation

Effective January 1, 2008, the New Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs") in the PRC. The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DES and FIEs. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. Pursuant to the PRC tax law, net operating loss can be carried forward 5 years to offset future taxable income.

Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. Vessel Works Division was subject to enterprise income tax at a statutory rate of 33% before January 1, 2008, and is subject to a 25% income tax rate thereafter. CER Shanghai will be subject to enterprise income tax at a statutory rate of 25% from January 1, 2009. Zhuyi and Haiyin were subject to enterprise income tax at a statutory rate of 6% and 4% on service revenue and 0.6% and 0.5% on products revenue, respectively. Shanghai Environmental enjoyed a tax exemption from June 2007 to December 2008 according to tax bureau declaration and subjects to 25% income tax rate after January 1, 2009.

No provision for taxation has been made for Hi-tech, CER Hong Kong and CER Shanghai for the three months ended March 31, 2009 and 2008, as it did not generate any taxable profits during the periods.

The provision for income taxes consists of the following for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(Unaudited)
US current income tax expense (benefit)	$-	$-

HK current income tax expense (benefit)	-	-

PRC current Income expense (benefit)	(167,015)	141,280

Total provision (benefit) for taxes	$(167,015)	$141,280

As of March 31, 2009, the Company recorded $167,015 of PRC income tax benefit as deferred tax asset. The deferred tax assets were fully reserved from the net operation loss of Shanghai Engineering and Vessel Works Division for the three months ended March 31, 2009 which was carried forward as the management believes they are more likely than that these assets will be realized in the future.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The following table reconciles the statutory rates to the Company's effective tax rate for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(6.9)	(8.5)
Other item (1)	(7.9)	-
Effective tax rate	10.2%	16.5%

(1) The 7.9% represents the $716,569 expenses incurred by subsidiaries other than Shanghai Engineering for the three months ended March 31, 2009 and from which the management believes the loss generated might be recovered through the future net income.

The estimated tax savings from the tax exemptions for the three months ended March 31, 2009 and 2008 amounted to $0 and $72,768, respectively. For the three months ended March 31, 2008, the net effect had the income tax been applied would decrease the basic and diluted earnings per share from $0.028 to $0.025.

The Company was incorporated in the United States and incurred a net operating loss for income tax purposes for the three months ended March 31, 2009. The net operating loss carry forwards for United States income tax purposes amounted to $40,224 and $1,462,124 for the period ended of March 31, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2009 and December 31, 2008. Management reviews this valuation allowance periodically and makes adjustments as warranted

The valuation allowances as of March 31, 2009 and December 31, 2008 were as follow:

Amount
Balance of January 01, 2008	$333,898
Increase	497,122
Balance of December 31, 2008	831,020
Increase (unaudited)	13,676
Balance of March 31, 2009	$844,696

Value added tax

VAT on sales and VAT on purchases amounted to $214,582 and $204,060 for the three months ended March 31, 2009, and $711,020 and $532,609 for the three months ended  March 31, 2008, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Taxes payable

Taxes payable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2008	December 31, 2008
	(Unaudited)
VAT tax payable	$1,330,026	$1,516,896
Income tax payable	559,819	560,583
Other taxes payable	180,804	205,142
Total tax payable	$2,070,649	$2,282,621

Note 12 – Commitments and Contingencies

Capital contribution to CER Shanghai

As described in Note 1, CER Shanghai has a registered capital of $5,000,000 of which $3,000,000 has been invested before March 31, 2009, and the remaining $2,000,000 is scheduled to be injected within two years of November 11, 2008, the issuance date of CER Shanghai’s business license.

Subsequently on April 13, 2009, CER Shanghai received additional capital payment amounted to $387,097 (HK$3,000,000).

Operation commitment

On May 1, 2003, Shanghai Engineering entered into a cooperative manufacturing agreement with a PRC state-owned enterprise, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"). Pursuant to the agreement, Shanghai Si Fang leases one of its manufacturing facilities and obtains use of the Si Fang brand, Shanghai Si Fang Boiler Factory-Vessel Works Division ("Vessel Works Division") to Shanghai Engineering. Vessel Works Division is a separate legal entity. The agreement is renewed every one to two years and expires on December 31, 2009. According to the agreement, Shanghai Engineering has the following rights: (i) complete control over the operations of Vessel Works Division; (ii) right of use of the property, plant and equipment of Vessel Works Division; (iii) use of the "Si Fang" brand name and license for pressure vessels; and (iv) right to the net profit of Vessel Works Division. Shanghai Si Fang provides quality control for the manufactured products. Shanghai Engineering pays factory rental and a management fee. Although Shanghai Engineering owns none of the outstanding equity interests in Vessel Works Division, the agreement provides Shanghai Engineering control over Vessel Works Division and the risks and rewards associated with equity ownership. Shanghai Engineering and Vessel Works Division are the primary operating entities owned or controlled by Poise Profit.

The annual integrated management fee is around $175,800 (RMB1,200,000) depending on the number of employees hired and the annual factory rental will be finalized after Shanghai Si Fang finalized rental fee with Shanghai Jiangqiao Assets Management Company. The factory rental subsequently was agreed upon by two parties in the amount of $829,786 (RMB 5,663,679) for a two-year period and to be paid off by December 31, 2009.

For the three months ended March 31, 2009, Shanghai Engineering has recorded factory rental fee and the integrated management fee amounted to $132,414 and $43,953 under cost of revenue and general administrative expenses, respectively.

Minimum future lease payments under these leases for the two years and thereafter are as follow:

Years ended March 31,	Amount
2010	$397,242
2011 and thereafter	-
$397,242

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2009 and the monthly rental is increased to $4,380, approximately the market level in the locality in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated. For the three months ended March 31, 2009 and 2008, the Company incurred $13,140 and $2,000 associated with this office rental.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Parck (“Zhangjiang”) to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,600 in addition to the annual lease payments. The lease payments were $146,300 and $849,900 for the two years, respectively, with total amounted to $996,200 which was required to pay at the beginning of each rental year.

CER Shanghai also has an option to purchase the office space with the pre-determined prices as follows:

Total Purchase Price
If purchasing before December 31, 2009	$7,831,500
If purchasing before December 31, 2010	$8,221,500

If CER Shanghai would exercise the above purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as partial purchase payments. As of March 31, 2009, the management had not decided yet whether the Company will purchase this office space. The Company has paid the first year rental fee in the amount of $146,300 and the security deposit of $292,600 subsequently in April 2009.

Minimum future lease payments under these leases are as follow:

Years ended March 31,	Amount
2010 (1)	$205,364
2011	779,553
Total	$984,917

(1)	The amount included $146,300 payments made on April 2009.

Note 13 – Segment Information

The Company derives revenue from the following sources (i) manufacture and sale of products; (ii) design services and (iii) EPC contracts that involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation. Revenue by the above categories for the three months ended March 31, 2009 and 2008 are summarized as follows:

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Revenue:
Product	$1,262,248	$3,363,483
Services	-	765,590
EPC contracts	-	53,399
Totals	$1,262,248	$4,182,472

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

The Company made contributions of $41,860 and $11,430 for employment benefits, including pension for the three months ended March 31, 2009 and 2008, respectively.

Note 15 – Statutory Reserve

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiary and affiliates are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 15% (10% starting from January 1, 2007) of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of March 31, 2009, 50% of the registered capital of the Company amounted $926,825, respectively.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2009 and for the year ended December 31, 2008, the Company transferred $0 and $203,645, respectively, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. Statutory reserve amounted to $408,403 as of March 31, 2009 and December 31, 2008, respectively.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining contributions to statutory reserve required were $313,664 as of March 31, 2009 and December 31, 2008, respectively.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 16 – Shareholders' equity

Convertible Preferred Stock - Series A

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consists of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share for $8,504,181. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs, including commissions, legal fees and transaction expenses were $1,884,902. 7,159,278 shares of Series A Convertible Preferred Stock had been converted into 3,579,639 shares of the Company's common stock as of December 31, 2008.

On March 3, 2009, 47,000 shares of Convertible Preferred Stock – series A were converted to 23,500 shares of common stock.

As of March 31, 2009 and December 31, 2008, the Company has 667,963 and 714,963 shares of convertible preferred stock – series A issued and outstanding, respectively.

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

As of December 31, 2008, Hi-tech has achieved the aforementioned financial targets, and the escrowed shares have been released to the former Poise Profit shareholders.  The 1,779,180 common shares were considered outstanding and included in the computation of basic and diluted earnings per share as of December 31, 2008 since all necessary conditions have been satisfied.

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

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Distribution from variable interest entities

For the three months ended March 31, 2009 and 2008, distributions from the variable interest entities prior to the Share Exchange amounted to $0 and $410,059, respectively.

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

Pursuant to the Securities Purchase Agreements executed on April 15, 2008 as disclosed above, the Company issued 7,874,241 warrants exercisable six months after issuance into 3,937,121 shares of common stock with expected life of five years at an exercise price of $1.29. One warrant is to purchase one-half of one share of  CER's common stock. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.  After the April 16, 2008 1-for-2 reverse stock split, the warrants are exercisable into 1,968,561 shares of common stock at an exercise price of $2.58. The fair values of the warrants were estimated at the grant date using the Black-Scholes option-pricing model.

As a result of adopting EITF 07-5, the fair value of the 1,968,561 warrants was reclassified from equity to liability as if these warrants were treated as a derivative liability since their corresponding issuance dates started on January 1, 2009.

The Company has granted the holders of certain of the Company's warrants registration rights for the underlying shares of the Company's common stock. The Company has complied with the registration requirements through December 31, 2008, and therefore, has not accrued any penalties under the applicable registration rights.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model when calculating the fair value of the warrants:

Number of Warrants Valued	Expected Life (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
57,870	1.00	$2.16	125%	-	1.49%	$52,279
3,937,121	5.00	$1.29	125%	-	1.84%	$3,626,982
250,000	2.50	$2.16	125%	-	2.91%	$338,093

Due to the short trading history of the Company's common stock, the Company used the market price of the common stock of similar public companies (similar industry, similar size, length of operating) to calculate the volatility, which was 125%.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

ARC China exercised 250,000 warrants listed in above table into 195,454 shares of the Company's common stock on June 23, 2008 in a cashless manner.

Following is a summary of the warrant activity:

Outstanding as of January 1, 2008	57,870
Granted	4,187,121
Forfeited
Exercised	(250,000)
Outstanding as of December 31, 2008	3,994,991
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009	3,994,991

Following is a summary of the status of warrants outstanding at March 31, 2009:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life	Intrinsic Value
$2.16	57,870	1.40	-
$1.29	3,937,121	4.04	-
Total	3,994,991		-

For the three months ended March 31, 2009, the Company amortized deferred compensation related to common stocks and warrants issuance to professional amounted to $342,760.

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

The Company used the Black-Scholes option pricing model to value the options at the time they were granted, based on volatility of 125%, dividend yield of 0%, the stated exercise price of $2.90, the risk free rate of 2.67%, and the expected life of 1.81 years for the options granted to directors and 0.38 years for the ones granted to consultants. Since the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

For the three months ended of March 31, 2009, the Company incurred $57,444 compensation expense related to the options listed above.

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life	Intrinsic Value
$2.90	260,000	1.72	2.90	65,000	1.72	-
$2.90	75,000	0.25	2.90	75,000	0.25	-
Total	335,000			140,000		-

Following is a summary of the option activity:

Outstanding as of January 1, 2008	-
Granted	335,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	335,000
Granted
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009	335,000

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

As a result of the closing of the Share Exchange, our new business operations consist of those of Poise Profit's Chinese subsidiary, Hi-tech, which were subsequently transferred to CER Hong Kong on December 3, 2008. CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

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

The Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value.

The Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

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

We generally recognize revenues from product sales when (a) persuasive evidence of an arrangement exists, which is generally represented by a contract between us and the customer; (b) products are shipped; (c) title and risk of ownership have passed to the customer, which generally occurs at the time of delivery; (d) the customer accept the products upon quality inspection performed by the customer; (e) the purchase price is agreed to between us and the customer; and (f) collectability is reasonably assured. Sales revenues represent the value of products, less returns and discounts, and net of value added tax.

We recognize revenues from design services when (a) the services are provided; (b) the design drawings are delivered; and (c) collectability is reasonably assured. We generally deliver the drawings in one batch.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133”.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 became effective on January 1, 2009 and the adoption of SFAS 161 did not impact the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 has no effect of the Company’s financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is not permitted. The Company has adopted the EITF 08-4 and this adoption did not have impact on our financial position or results.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Results of Operations

Comparison of three months Ended March 31, 2009 and March 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)
REVENUES	1,262,248	100.0%	4,182,472	100.0%

COST OF REVENUE	1,200,355	95.1%	3,132,996	74.9%

GROSS PROFIT	61,893	4.9%	1,049,476	25.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,540,591	122.1%	195,519	4.7%

(LOSS) INCOME FROM OPERATIONS	(1,478,698)	(117.2)%	853,957	20.4%

OTHER (EXPENSE) INCOME, NET
Non-operating (expense) income, net	(25,913)	(2.1)%	1,607	0%
Change in fair value of warrants	(133,808)	(10.6)%	-	-
Interest (expense) income, net	1,194	0.1%	(1,573)	0%
Total other income (expense), net	(158,527)	(12.6)%	34	0%

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,637,225)	(129.7)%	853,991	20.4%

(BENEFITS) PROVISION FOR INCOME TAXES	(167,015)	(13.2)%	141,280	3.4%

NET (LOSS) INCOME	(1,470,210)	(116.5)%	712,711	17.0%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	29,126	(2.3)%	(19,423)	(0.5)%

COMPREHENSIVE(LOSS) INCOME	(1,441,084)	(114.2)%	693,288	16.6%

Revenues. Our revenues include revenues from sales of energy recovery systems (products), and provision of design services and EPC services. Revenues were $1,262,248 for the three months ended March 31, 2009 as compared to $4,182,472 for the three months ended March 31, 2008, a decrease of $2,920,224 or 69.8%. The decrease was mainly attributable to a reduction in order completions in terms of number and size between quarters, primarily as the result of the order-based business model of the Company and the impact of the recent economic downturn. During the first quarter of 2009, the Company completed 6 product orders and there was no design service revenue recognized.  During the same period of 2008, the Company completed 18 product orders with a large order which amounted to $1,837,507 and recognized $736,588 in service revenue from a large design service order.  The revenue from these two orders in total amounted to $2,574,095 and accounted for 88.1% of the variance between the two quarters.  Management expects that revenues will pick up in the remaining periods of 2009 as many of our target customers in China have resumed their plant expansion or retrofit plans as the result of China’s recent stimulus package. We believe we are among the few competitors in the industry with the necessary design and engineering capabilities to satisfy the recent growing market demand for larger energy recovery systems and to undertake EPC projects for the whole plants.

 During the three months ended March 31, 2009, the detailed changes are as follows:

	2009	2008	Change ($)	Change (%)
Average Revenue per Contract ($)
Products	210,375	186,860	23,515	12.6%
Design Services	-	191,398	(191,398)	(100)%
EPC	-	53,399	(53,399)	(100)%
Average Revenue per Contract	210,375	181,847	28,528	15.7%
Number of Contracts Completed
Products	6	18	(12)	(66.7)%
Design Services	-	4	(4)	(100)%
EPC	-	1	(1)	(100)%
Total Number of Contracts Completed	6	23	(17)	(73.9)

Cost of Revenue. Cost of Revenue was $1,200,355 for the three months ended March 31, 2009, as compared to $3,132,996 for the three months ended March 31, 2008, a decrease of $1,932,641 or 61.7%. As a percentage of revenues, cost of revenue increased from 74.9% for the three months ended March 31, 2008 to 95.1% for the three months ended March 31, 2009, an increase of 20.2%. The increase of percentage of revenues is mainly due to the significant increase of the per unit cost for overhead fixed costs due to lower volume of product revenue as well as an increase of salaries as a result of company-wide gradual salary increases beginning in April 2008 which are included in the overhead costs. Another cause has been the decrease in sales prices due to the recent economic downturn. During the three months ended March 31, 2009, prices of various steel-made materials decreased on average by 2.4%. Based on the current market situation, management expects that the prices of steel-made raw materials, which are the main raw materials for manufacturing our products, will keep relevantly stable, if not decreasing further, for the rest of 2009 as a result of recent changes in the overall market conditions.

Gross Profit. As a result, gross profit was $61,893 for the three months ended March 31, 2009 as compared to $1,049,476 for the three months ended March 31, 2008, a decrease of $987,583 or 94.1%. The decrease in our gross margin is mainly attributable to the decrease in sales prices and sales volume as a result of the economic downturn as well as the increase in cost of revenue as a percentage of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,540,591 for the three months ended March 31, 2009, as compared to $195,519 for the three months ended March 31, 2008, an increase of $1,345,072 or 687.9%. Selling, general and administrative expenses, as a percentage of revenue, increased from 4.7% for the three months ended March 31, 2008 to 122.1% for the three months ended March 31, 2009, an increase of 117.4%. For the three months ended March 31, 2009, the Company incurred an aggregate of $637,856 of expenses related to public company operations, including $400,204 of expenses related to the amortization of common stock and warrants issued in 2008 for investor relation consulting services rendered, and value of the vested stock options for services rendered to our non-employee directors and certain consultants. If such expenses were excluded, selling, general and administrative expenses would be $902,735 for the three months ended March 31, 2009, and as compared to $195,519 for the three months ended March 31, 2008, an increase of $707,216 or 361.7%. The increase is mainly attributable to the increase of salaries by $192,433 as a result of the addition of senior management members and staff and the company-wide gradual salary increases beginning in April 2008. Also, this change is related to the increased travel expenses as a result of sales efforts, increased provision for bad debt by $291,410, and the increased professional fees.

Income (loss) from Operations. As a result of the above, loss from operations totaled $1,478,698 for the three months ended March 31, 2009, as compared to the income of $853,957 for the same period in 2008, a decrease of $2,332,655 or 273.2%.

Loss (income) on Change in Fair Value of Warrants. On January 1, 2009, we adopted EITF 07-5, we reclassified from additional paid-in capital, as a gain of cumulative effect adjustment of $693,426 beginning retained earnings and $2,933,556 to non-current warrants payables to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $3,067,364 as of March 31, 2009. As such, we recognized a $133,808 loss from the change in fair value of these warrants for the three months ended March 31, 2009.

Interest Expenses (Income). Net interest income was $1,194 for the three months ended March 31, 2009.  During this period, interest income generated from cash in our bank accounts was $3,114 and interest expense was $1,920. As compared to net interest expense of $1,573 for the three months ended March 31, 2008, an increase of $2,767. The increase is mainly attributable to the increase of interest income and the decrease of interest expense as a result of repaying bank loan by approximately $381,420 in January 2009.

Income (loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $1,637,225 for the three months ended March 31, 2009, as compared to gain before provision for income tax which amounted to $853,991 for the same period in 2008, a decrease of $2,491,216 or 291.7%.

Provision for Income Taxes. The normal applicable income tax rates for the Company’s operating entities in China are 15% and 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity, while other entities were subject to the 25% income tax rate. For the three months ended March 31, 2009 and 2008, the Company recorded $167,015 of PRC income tax benefit as deferred tax asset and reserved $141,280 income tax provision, respectively. The deferred tax assets were fully reserved from the net operation loss of Shanghai Engineering and Vessel Works Division for the three months ended March 31, 2009 which was carried forward as management believes it is likely that those assets will be realized in the future.

Net Income (Loss). As a result of the foregoing, net loss was $1,470,210, for the three months ended March 31, 2009 as compared to net income of $712,711 for the three months ended March 31, 2008, a decrease of $2,182,921 or 306.3%. The significant decrease is mainly due to the decrease in sales and the increase in costs as a percentage of revenues as a result of the recent economic downturn, and the significant increase in selling, general and administrative expenses.  Management expects that net income will pick up in the later quarters of 2009.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three months ended March, 31
	2009	2008
	(in dollars)
Net cash (used in) provided by operating activities	(1,637,936)	109,463
Net cash used in investing activities	(49,946)	(31,944)
Net cash used in financing activities	(380,926)	(41,868)
Effect of exchange rate changes on cash and cash equivalents	4,854	(24,541)
Net (decrease) increase in cash and cash equivalents	(2,063,954)	11,110
Cash and cash equivalents at the beginning of period	6,136,403	395,265
Cash and cash equivalents at the end of period	4,072,449	406,375

Operating Activities

Net cash used in operating activities was $1,637,936 for the three months ended March 31, 2009 compared with net cash provided by operating activities of $109,463 for the same period in 2008. The decrease of $1,747,399 in operating activities is mainly due to the $1.47 million net loss incurred in the first quarter of 2009, and the significant increase in inventory and advance on inventory purchases.

Investing Activities

Net cash used in investing activities was $49,946 and $31,944 for the three months ended 31, 2009 and 2008, respectively.  The change of $18,002 was because the Company purchased more office equipment and an Enterprise Resource Planning (“ERP”) software package to meet its daily operating needs.

Financing Activities

Net cash used in financing activities was $380,926 and $41,868 for the three months ended 31, 2009 and 2008, respectively, an increase of $339,058. This is mainly attributable to the repayment of a bank loan which was made in 2008.

Capital Resources

On January 30, 2008, we borrowed RMB 2,600,000 (approximately $381,420 as of December 31, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch. The term of the loan is one year. The loan agreement provides for monthly interest payments at an interest rate of 7.47% per annum, maturing in January 2009. We repaid the loan in January 2009.

We have not entered into any new loan agreement during the three months ended March 31, 2009.

In April 2008, we received net proceeds of approximately $6.6 million upon closing of our Series A Convertible Preferred Stock financing on April 15, 2008. The proceeds from the financing was primarily used for general working capital purposes, including funding the purchase of raw materials for our products, the purchase of necessary additional equipment for our current manufacturing facility, sales and marketing expenses, and research and development expenses that we will need for the planned operations. We will require additional capital to finance any future manufacturing facility expansion, changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional capital in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Contractual Obligations

Bank indebtedness decreased to $0 as of March 31, 2009 compared to approximately $381,420 as of December 31, 2008 as a result of our repayment of RMB 2,600,000 (approximately $381,420 as of December 31, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch.

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

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. to lease space to serve as our new main office and design and engineering center in China. The lease term begins on March 1, 2009 and ends on February 28, 2011. Our annual rent payments will be approximately $146,300 for the first year and approximately $849,900 for the second year. We are also required to make a security deposit of approximately $292,600 in addition to the annual rent payments. CER Shanghai has an option to purchase the office space for approximately $7,831,500 if purchasing before December 31, 2009 and $8,221,500 if purchasing before December 31, 2010. If CER Shanghai were to exercise the purchase option, the deposit and lease payments made would be credited towards the purchase price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting discussed below, which we review as an integral part of our disclosure controls and procedures.

Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we identified the following material weaknesses in our internal controls over accounting:

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

We are continuing to build our accounting resources and implement internal review processes in response to the weaknesses. While we continue to develop and implement new control processes and procedures to address these weaknesses, we have determined that further improvements are required in our accounting processes before we can consider the material weakness remediated.

Changes in Internal Control over Financial Reporting

During the first quarter of 2009, management hired a consulting firm experienced in handling compliance with the requirements of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting in order to assist the Company with improving its internal controls and meet the requirements of Sarbanes-Oxley Act of 2002.

We hired and will continue to hire more experienced personnel with expertise in U.S. public company financial reporting.

We are continuously reviewing our efforts to improve our internal control over financial reporting and may in the future identify additional deficiencies. Should we discover any additional deficiencies, we will take appropriate measures to correct or improve our internal control over financial reporting. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that material weaknesses in our internal control over financial reporting continues to exist as of March 31, 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

CHINA ENERGY RECOVERY, INC.

Date: May 15, 2009	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Richard Liu
Richard Liu
Chief Financial Officer (Principal Financial and Accounting Officer)