Form 10-Q
period 2009-06-30
China Energy Recovery, Inc.
filed 2009-08-12
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _____________________________

Commission File Number: 000-53283

CHINA ENERGY RECOVERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0459730
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7F, No. 267 Qu Yang Road
Hongkou District
Shanghai, China	200081
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares outstanding of the registrant's common stock as of August 11, 2009:

29,938,818 shares of Common Stock, $0.001 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,125,944	$6,136,403
Restricted cash	490,541	597,949
Notes receivable	43,218	120,749
Accounts receivable, net of allowance for doubtful accounts of $678,278and $151,094 as of June 30, 2009 and December 31, 2008, respectively	6,461,789	5,941,202
Other receivables	681,360	98,271
Inventories	7,233,699	7,774,775
Advances on inventory purchases	4,307,965	1,044,807
Cost and estimated earnings in excess of billings	1,412,087	-
Total current assets	21,756,603	21,714,156

EQUIPMENT, NET	913,299	850,888

OTHER ASSETS:
Long term accounts receivable, retainage	-	377,368
Deferred finance costs	1,937,439	-
Total other assets	1,937,439	377,368

Total assets	$24,607,341	$22,942,412

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,120,046	$3,352,521
Other payables	808,803	531,470
Customer deposits	7,705,414	7,044,234
Short term loans payable	-	381,420
Deferred revenue	2,269,248	1,726,701
Taxes payable	1,994,551	2,282,621
Total current liabilities	15,898,062	15,318,967

NON-CURRENT LIABILITIES:
Warrant liabilities	3,819,943	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A preferred stock, $0.001 par value, 50,000,000 shares authorized, 662,963 and 714,963 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	663	715
Series B preferred stock , $0.001 par value, 100 shares authorized, nil issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,938,818 and 29,912,573 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	29,939	29,913
Paid-in-capital	4,851,456	7,645,404
Statutory reserves	408,403	408,403
Accumulated deficit	(332,335)	(363,147)
Accumulated comprehensive loss	(68,790)	(97,843)
Total shareholders' equity	4,889,336	7,623,445

Total liabilities and shareholders' equity	$24,607,341	$22,942,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUE	$7,615,485	$5,674,015	$8,877,733	$9,856,487

COST OF REVENUE	6,045,117	4,821,414	7,245,472	7,954,410

GROSS PROFIT	1,570,368	852,601	1,632,261	1,902,077

OPERATING EXPENSE
Selling expense	314,662	306,286	380,104	342,686
General and administrative expense	1,501,268	586,456	2,976,417	745,575
Total operating expense	1,815,930	892,742	3,356,521	1,088,261

INCOME (LOSS) FROM OPERATIONS	(245,562)	(40,141)	(1,724,260)	813,816

OTHER INCOME (EXPENSE):
Change in fair value of warrants	1,301,087	-	1,167,279	-
Non-operating (expense) income, net	(124,606)	20,791	(150,519)	22,398
Interest income (expense), net	1,712	(63,204)	2,906	(64,777)
Total other income (expense), net	1,178,193	(42,413)	1,019,666	(42,379)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	932,631	(82,554)	(704,594)	771,437

PROVISION (BENEFIT) FOR INCOME TAXES	91,523	65,925	(75,492)	207,205

NET INCOME (LOSS)	841,108	(148,479)	(629,102)	564,232

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(73)	(25,482)	29,053	(44,905)

COMPREHENSIVE INCOME (LOSS)	$841,035	$(173,961)	$(600,049)	$519,327

EARNINGS (LOSSES) PER COMMON SHARE:
Basic	$0.03	$(0.01)	$(0.02)	$0.02
Diluted	$0.03	$(0.01)	$(0.02)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,936,493	25,695,347	29,928,284	25,482,958
Diluted	30,287,473	25,695,347	29,928,284	26,788,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Series A					Accumulated earnings (deficit)		Accumulated
	Preferred stock		Common stock		Paid-in		Statutory	comprehensive
	Shares	Amount	Shares	Amount	capital	Unrestricted	reserves	loss	Totals

BALANCE, January 1, 2008	-	$-	20,757,090	$20,757	$870,787	$(1,270,165)	$204,758	$(40,126)	$(213,989)
									-
Preferred stock issued for cash at $1.08	7,874,241	7,874			6,636,404				6,644,278
Shares issued for reorganization on April 15, 2008			4,717,890	4,718	3,698				8,416
Common stock issued for service			662,500	663	127,739				128,402
Warrants issued for service at $2.16					10,245				10,245
Cashless exercise of warrant			195,454	195	(195)				-
Conversion of preferred stock	(1,203,704)	(1,204)	601,852	602	602				-
Shareholder distribution from VIE					(522,265)			(8,794)	(531,059)
Adjustment to statutory reserve						(110,204)	110,204		-
Net income						564,232			564,232
Foreign currency translation loss								(36,111)	(36,111)
BALANCE, June 30, 2008 (unaudited)	6,670,537	6,670	26,934,786	26,935	7,127,015	(816,137)	314,962	(85,031)	6,574,414

Conversion of preferred stock	(5,955,574)	(5,955)	2,977,787	2,978	2,977				-
Stock-based compensation					524,206				524,206
Shareholder distribution from VIE					(8,794)				(8,794)
Net income						546,431			546,431
Adjustment to statutory reserve						(93,441)	93,441		-
Foreign currency translation loss								(12,812)	(12,812)
BALANCE, December 31, 2008	714,963	715	29,912,573	29,913	7,645,404	(363,147)	408,403	(97,843)	7,623,445

Cumulative effect of reclassicaton of warrants					(3,626,982)	693,426			(2,933,556)
BALANCE, January 1, 2009, as adjusted	714,963	715	29,912,573	29,913	4,018,422	330,279	408,403	(97,843)	4,689,889

Conversion of Preferred stock	(52,000)	(52)	26,147	26	26				-
Change conversion price of Series A convertible preferred stock					33,512	(33,512)			-
Rounding shares			98						-
Stock-based compensation					799,496				799,496
Net loss						(629,102)			(629,102)
Foreign currency translation gain								29,053	29,053
BALANCE, June 30, 2009 (unaudited)	662,963	$663	29,938,818	$29,939	$4,851,456	$(332,335)	$408,403	$(68,790)	$4,889,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(629,102)	$564,232
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	90,056	51,175
Loss from disposal of equipment	-	39,006
Change in allowance for doubtful accounts	527,641	-
Stock-based compensation	799,496	121,161
Amortization of deferred finance costs	88,822	-
Change in strike price of warrants	27,405	-
Change in fair value of warrants	(1,167,279)
Value of warrants related to convertible notes	-	52,279
Change in operating assets and liabilities
Notes receivable	77,404	216,448
Accounts receivable	(653,147)	(3,899,421)
Other receivables	(581,421)	(6,913)
Inventories	530,731	(819,008)
Advances on inventory purchases	(3,267,385)	(1,001,998)
Costs and estimated earnings in excess of billings	(1,412,762)	1,195,872
Other assets	-	(67,731)
Accounts payable and accrued liabilities	(228,090)	1,227,867
Other payables	278,191	(15,489)
Customer deposits	671,104	1,315,746
Deferred revenue	545,161	336,959
Taxes payable	(285,094)	623,590
Net cash used in operating activities	(4,588,269)	(66,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(153,657)	(106,011)
Net cash used in investing activities	(153,657)	(106,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (Increase) in restricted cash	106,644	(23,829)
Cash proceeds from short term bank loans	-	368,784
Principal payments on short term bank loans	(381,082)	-
Proceeds from issuing preferred stock, net of offering costs	-	6,619,278
Proceeds received from a shareholder	-	90,068
Shareholder distribution from VIE	-	(569,627)
Net cash provided by (used in) financing activities	(274,438)	6,484,674

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	5,905	14,866

(DECREASE) INCREASE IN CASH	(5,010,459)	6,327,304

CASH, beginning of period	6,136,403	306,150

CASH, end of period	$1,125,944	$6,633,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$2,055	$12,167
Cash paid for income taxes	$6,245	$45,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Effective on January 1, 2006, Hi-tech executed a series of contractual arrangements with Shanghai Engineering and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Engineering, and collect and own all of its net profits. Additionally, Shanghai Engineering's shareholders have granted their voting rights over Shanghai Engineering to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Engineering, Shanghai Engineering and its shareholders have granted Hi-tech the exclusive right and option to acquire all of their equity interests in Shanghai Engineering. Further, Shanghai Engineering shareholders have pledged all of their rights, titles and interests in Shanghai Engineering to Hi-tech.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Environmental and its, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Shanghai Environmental's shareholder has granted his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and its shareholder have granted Hi-tech the exclusive right and option to acquire all of the shareholders' equity interest in Shanghai Environmental. Further, Shanghai Environmental's shareholder has pledged all of his rights, titles and interests in Shanghai Environmental.

In order to restructure the holding structure of the Company (the “Restructuring”), on December 3, 2008, 100% of the shares of CER Hong Kong were transferred to Poise Profit from Mr. Wu and his wife, Mrs. Zhou, and all the contracts between Hi-tech and Shanghai Engineering,  and between Hi-tech and Shanghai Environmental were transferred to CER Hong Kong.  Thereafter, CER Hong Kong, through its variable interest entities located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels in the fields of chemical industry, petrochemical industry, oil refinery, fine chemicals, water and power conservancy, metallurgical, environmental protection, waste heat utilization and power generation from waste heat recovery.

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated.  CER Shanghai has a registered capital of $5,000,000 which is scheduled to be injected over the subsequent two years.  CER Hong Kong owns 100% of CER Shanghai and contributed approximately $3,380,000 as of June 30, 2009.  CER Shanghai is mainly engaged in development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

Shanghai Haiyin Hi-Tech Engineering Co., Ltd. ("Haiyin") was incorporated in Shanghai on December 3, 2003. Haiyin was dissolved in December of 2007 and the registered capital had been returned as the result of a distribution from another variable interest entity on April 18, 2008.

On March 5, 2008, Hi-tech and Shanghai Engineering jointly formed Shanghai Haie Investment Consultation Co., Ltd. ("JV Entity"). JV Entity was 10% owned by Shanghai Engineering and 90% owned by Hi-tech. JV Entity was dissolved on September 1, 2008. The paid-in portion of registered capital was returned to Hi-tech on September 19, 2008.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financials statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, Vessel Works Division (see Note 17), Haiyin, Shanghai Environmental, and JV Entity are collectively hereinafter referred to as the “Company".

Note 2 – Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(a) Principal of consolidation

The accompanying consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Poise profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, Shanghai Environmental and JV Entity, and its variable interest entities(“VIEs”) Vessel Works Division and Haiyin. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

(b) Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of plant and equipment, allowance for doubtful accounts receivable, and the completion percentage of the construction contracts. Actual results could differ from those estimates.

 (c) Concentration of risk

The Company maintains balances at financial institutions within the U.S. and PRC. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong are fully covered by the government provided insurance until the end of 2010. As of June 30, 2009 and December 31, 2008, the Company had deposits totaling $817,332 and $6,673,587 that were not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company’s three largest customers accounted for 73.7% and 73.9% of the Company’s total revenue for the three months ended June 30, 2009 and 2008, respectively. The Company’s three largest customers accounted for 91.0% and 70.3% of the Company’s total revenue for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, receivables from the aforesaid customers were 15.0% of the Company’s total accounts receivable.

The Company’s three largest suppliers accounted for 49.1% and 27% of the Company’s total purchases for the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, approximately 42.6% of the Company’s total raw materials were purchased from three largest suppliers while approximately 13.1% of the Company’s total raw materials were purchased from one single supplier for the six months ended June 30, 2008.  As of June 30, 2009, there were no amounts due to the three largest suppliers.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, Vessel Works Division, CER Shanghai, Haiyin and Shanghai Environmental use their local currency, Renminbi ("RMB") as their functional currency. Hi-tech and CER Hong Kong uses its local currency, Hong Kong dollar ("HK$") as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2009 and 2008, foreign currency translation losses amounted to $73 and $25,482, respectively. For the six months ended June 30, 2009 and 2008, foreign currency translation gain (losses) amounted to $29,053 and ($44,905), respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated comprehensive loss in the consolidated statement of shareholders' equity amounted to $68,790 and $97,843 as of June 30, 2009 and December 31, 2008, respectively. The balance sheet accounts with the exception of equity at June 30, 2009 were translated at RMB6.83 to $1.00 or HK$7.75 to $1.00, and were translated at RMB6.82 to $1.00 or HK$7.75 to $1.00 at December 31, 2008.

The average translation rates applied to income statement amounts for the three months ended June 30, 2009 and 2008 were RMB6.82 to $1.00 or HK$7.75 to $1.00, and RMB6.95 to $1.00 or HK$7.80 to $1.00, respectively. For the six months ended June 30, 2009 and 2008, the average translation rate applied to income and cash flow statements were RMB6.82 to $1.00 or HK$7.75 to $1.00, and RMB7.07 to $1.00 or HK$7.80 to $1.00, respectively.

(e) Cash

Cash includes cash on hand, demand deposits with banks, and highly liquid investments with an original maturity of three months or less.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(f) Restricted cash

Restricted cash represents a cash portion of the purchase price deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the projects in question. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts of restricted cash were $490,541 and $597,949 as of June 30, 2009 and December 31, 2008, respectively.

(g) Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.

 (h) Receivables and allowance for doubtful accounts

Receivables include trade accounts due from the customers, and other receivables from cash advances to employees, related parties or third parties. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience, as well as current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The Company reserved 30%, 50% and 100% for account receivable balances with aging more than one year, two years and more than two years based on the nature of the business and AR collection history, respectively. The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts, January 1, 2009	$151,094
Addition	527,641
Recovery	-
Translation adjustment	(457)
Allowance for doubtful accounts, June 30, 2009 (unaudited)	$678,278

(i) Inventories

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

(j) Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or on future inventory purchases. This amount is refundable and bears no interest.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(k) Costs and estimated earnings in excess of billings

“Costs and estimated earnings in excess of billings” represents revenue recognized in excess of amounts billed for the EPC contracts whose revenue is recognized under the percentage of completion method.

	June 30, 2009	December 31, 2008
	(Unaudited)
Contract costs incurred plus recognized profits less recognized losses to date	$1,412,087	$-
Less progress billings	-	-
Costs and estimated earnings in excess of billings	$1,412,087	$-

(l) Equipment, net

Equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are charged to operations as incurred, while renewals and betterments are capitalized.

Management established a 5% residual value for equipment. The estimated useful lives of the equipment are as follows:

Transportation equipment	10 years
Machinery equipment	10 years
Office equipment	5-10 years

The gain or loss on disposal of equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the statement of operations.

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2009 and December 31, 2008, management believes there were no impairments for its long-lived assets.

(m) Customer deposits

Customer deposits represent amounts advanced by customers on product or services orders. The product (service) normally is shipped (rended) and services within one year after receipt of the advance payment, and the related sales are recognized in accordance with the Company’s revenue recognition policy.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(n) Income taxes

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

(o) Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax ("VAT"). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

(p) Stock based compensation

The Company records and reports stock-based compensation pursuant to the Statement of Financial Accounting Standards (“SFAS”) 123R, “Accounting for Stock-Based Compensation,” which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force (“EITF”)96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

(q) Revenue recognition

The Company derives revenues principally from

(a)	Sales of energy recovery systems, and

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(b)	Provision of design services, and

(c)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation.

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

In accordance with Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Accounting Research Bulletin Opinion (“ARB”) No. 45, Long-Term Construction-Type Contracts,” the Company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which we recognize revenue.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses which totaled $255,462 and $180,369 for the three months ended June 30, 2009 and 2008, respectively, and $263,077 and $263,282 for the six months ended June 30, 2009 and 2008, respectively.

 (r) Fair value of financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

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

The Company's long term accounts receivable retainage amounted to $0 and $377,368 at June 30, 2009 and December 31, 2008, respectively. Because there is no quoted or observable market price for the fair value of retainage, the Company used the Level 3 inputs for its valuation methodology. The determination of the fair value was based on the contracted amount. The fair value of the long term accounts receivable, retainage approximated the contracted amount, or the book value as of December 31, 2008.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

On April 15, 2008, the Company issued 3,937,121 warrants exercisable into 1,968,561 shares of common stock. On May 21, 2009, the Company issued warrants exercisable into 1,388,889 shares of common stock. As of June 30, 2009 and December 31, 2008, the carrying value of the warrant liabilities in the amount of $3,819,943 and $2,933,556, respectively. Due to the short stock trading history, the input to the valuation of the underlying warrants is adjusted on each financial statement date based on other similar public companies’ (similar industry, similar size and length of operating) quoted prices on the active stock market.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrants liabilities	$3,819,943	-		$3,819,943

(s) Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of such principal owners and management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

(t) Reclassification

Certain prior period amounts have been reclassified to conform to current period’s presentation. Those reclassifications had no material effect on previously reported operations or cash flows.

(u) Recent accounting pronouncements

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133,” became effective for the Company on January 1, 2009.   SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of SFAS 161 did not have a impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 has no effect on the Company’s consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is not permitted. The Company has adopted the new accounting policy and has determined that there was no effect of the Company’s financial statements for adopting EITF 08-4 as of June 30, 2009.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is to applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the Company’s consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this FSP.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted SFAS 165 during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for the Company beginning in 2010.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting SFAS 167.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 – Accounts Receivable

	June 30, 2009	December 31, 2008
	(Unaudited)
Total accounts receivable	$7,140,067	$6,469,664
Subtract: Allowance for bad debts	(678,278)	(151,094)
Accounts receivable, net	6,461,789	6,318,570
Subtract: Long term accounts receivable, retainage	-	(377,368)
Accounts receivable - current, net	$6,461,789	$5,941,202

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage for pending completion of quality inspection during the limited warranty period. Generally, the Company provides most of its customers with a limited 6 months to two years warranty period during which to complete the quality inspection. The Company records the retainage as deferred revenue (see Note 7). When the products pass the quality inspection or the warranty period expires, customers pay the retainage fee and the Company recognizes sales revenue.

As of June 30, 2009 and December 31, 2008, amounts billed under contracted retainage provisions were $2,269,248 and $1,726,701. Those amounts are included in deferred revenue until earned.

Note 4 – Inventories

As of June 30, 2009 and December 31, 2008, inventories consist of the following:

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$2,201,548	$2,013,311
Work in progress	5,032,151	5,761,464
Total inventories	$7,233,699	$7,774,775

As of December 31, 2008, management determined that the carrying amount of raw materials exceeded prices currently available; therefore, $98,251 was written off and the amount had been included in cost of goods sold for the year ended December 31, 2008. No inventory was written off as of June 30, 2009.

Note 5 – Equipment, Net

As of June 30, 2009 and December 31, 2008, equipment consists of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Machinery equipment	$704,371	$602,728
Transportation equipment	270,050	249,177
Office equipment	419,772	390,398
Subtotal	1,394,193	1,242,303
Accumulated depreciation	(480,894)	(391,415)
Equipment, net	$913,299	$850,888

Depreciation expense for the three months ended June 30, 2009 and 2008 were $46,957 and $25,120, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 were $90,056 and $51,175, respectively.

Note 6 – Short Term Bank Loans

The Company had a short term loan from one bank in China for $381,420 at December 31, 2008 which matured on January 15, 2009 with a 7.47% average interest rate. The bank loan was collateralized by Shanghai Engineering leased office space, which is owned jointly by Mr. Wu and his son. The full amount of $381,420 was repaid on January 16, 2009, and the Company has not borrowed any short term loans since then.

Interest expense for the three months ended June 30, 2009 and 2008 was $0 and $10,559, respectively; and interest expense for the six months ended June 30, 2009 and 2008 was $2,055 and $12,167, respectively.

Note 7 – Deferred Revenue

Deferred revenue represents the retainage held by customers during the quality inspection process. When the products pass the inspection, customers pay the retainage fee and the Company recognizes sales revenue (See Note 3). As of June 30, 2009 and December 31, 2008, deferred revenue amounted to $2,269,248 and $1,726,701.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Deferred revenue, January 1, 2008	$930,546
Addition	1,262,855
Collection	(531,859)
Translation adjustment	65,159
Deferred revenue, December 31, 2008	1,726,701
Addition	570,476
Collection	(25,574)
Translation adjustment	(2,355)
Deferred revenue, June 30, 2009 (unaudited)	$2,269,248

Note 8 - Warrants Liabilities

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

As a result of adopting EITF 07-5, 3,937,121 of our issued and outstanding warrants which were granted in 2008 and exercisable for 1,968,561 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants have an exercise price of $2.58 expired in 2013. As such, effective January 1, 2009, we reclassified the fair value of these warrants, from equity to liability status as if these warrants were treated as a derivative liability since their corresponding issuance dates.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a gain of cumulative effect adjustment of $693,426 to beginning retained earnings and $2,933,556 to long-term derivative instruments to recognize the fair value of such warrants on such date. The fair value of these warrants decreased to $2,120,317 as of June 30, 2009. As such, we recognized a gain of $974,452 and $840,644 from the change in fair value of these warrants for the three months and six months ended June 30, 2009, respectively.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model(“Black-Scholes Model”)using the following assumptions:

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Unaudited)
Number of shares exercisable (a)	1,968,561	1,968,561
Stock price	$1.48	$1.80
Strike price(b)	$2.41	$2.58
Annual dividend yield	-	-
Expected remaining term (years)	3.79	4.30
Risk-free interest rate	2.00%	0.88%
Expected volatility	125%	140%

(a)	Taken into consideration that two warrants are exercisable to one share of the Company’s common stock.
(b)	The Company re-set the strike price of the warrants granted in 2008 from $2.58 to $2.41 on May 21, 2009. Refer to Note 14 for more details.

Due to the short trading history of the Company’s stock, the expected volatility is based primarily on other similar public companies’ historical volatilities, which are traded in the United States’ stock markets. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on the U.S. Treasury securities with compatible life terms.

In addition, the Company granted Commitment Warrants (defined in Note 9) exercisable for 1,388,889 shares of the Company’s common stock on May 21, 2009. As a result of adopting EITF 07-5, Those Commitment Warrants were treated as a liability because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The fair values of Commitment Warrants were $1,699,626 and $2,026,261 at June 30, 2009 and May 21, 2009, respectively. The Company recognized $326,635 gain on change in fair value of the Commitment Warrants liability for the three months and six months ended June 30, 2009.

Note 9 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a common stock purchase warrant (“Commitment Warrants”) to purchase that number of shares of the Company’s common stock in the amount of 50% of the principal sum of this Convertible Notes divided by the conversion price of $1.8, which is 1,388,889 shares exercisable for five years. In connection with this Convertible Notes, the Company agreed to issue to the Lender one hundred shares of Series B preferred stock that provide for voting rights and directorships in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The Company used the Black-Scholes Model to calculate the value of the Commitment Warrants at the grant date and the reporting date using the following assumptions:

	June 30, 2009	May 21, 2009 (Grant date)
	(Unaudited)
Number of shares exercisable (a)	1,388,889	1,388,889
Stock price	1.48	1.73
Strike price	1.80	1.80
Annual dividend yield	-	-
Expected life (years)	4.89	5.0
Risk-free interest rate	2.48%	2.16%
Expected volatility	125%	125%

(a) One warrant is exercisable to one share of the Company’s common stock.

As of June 30, 2009, the Company had not drawn down any funds related to the Convertible Notes  Agreement. The value of the warrants at the grant date was treated as a commitment fee for obtaining the Convertible Notes, recorded as a deferred finance cost, and to be amortized over two and half years ( two years of the term of the Convertible Notes and six-month window period to draw down such Convertible Notes). For the three months and six months ended June 30, 2009, $88,822 deferred finance cost was amortized and charged to finance expense.

Note 10 – Taxation

The New Enterprise Income Tax ("EIT") law was effective January 1, 2008 and the standard EIT rate is 25%. Pursuant to the PRC tax law, net operating loss can be carried forward 5 years to offset future taxable income.

Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. Vessel Works Division was subject to enterprise income tax at a statutory rate of 25% after January 1, 2008. CER Shanghai is subject to enterprise income tax at a statutory rate of 25% from January 1, 2009. Zhuyi and Haiyin were subject to enterprise income tax at a statutory rate of 6% and 4% on service revenue, and 0.6% and 0.5% on products revenue, respectively. Shanghai Environmental enjoyed a tax exemption from June 2007 to December 2008 according to tax bureau declaration and subjects to 25% income tax rate after January 1, 2009.

No provision for taxation has been made for Hi-tech, CER Hong Kong and CER Shanghai for the three months and six months ended June 30, 2009 and 2008, as those subsidiaries did not generate any taxable profits during the periods.

The provision for income taxes consist of the following for the three months and six months ended June 30, 2009 and 2008:

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

	The three months ended June 30,		The six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
US current income tax expense (benefit)	$-	$-	$-	$-
HK current income tax expense (benefit)	-	-	-	-
PRC current income expense (benefit)	91,523	65,925	(75,492)	207,205
Total provision (benefit) for taxes	$91,523	$65,925	$(75,492)	$207,205

For the six months ended June 30, 2009, the Company recognized $75,492 of PRC income tax benefit and was fully reserved from the net operation loss of Shanghai Engineering and Vessel Works Division as the management believes they are more likely than that it will be realized in the future.

The following table reconciles the statutory rates to the Company's effective tax rate for the periods ended June 30, 2009 and 2008.

	The three months ended		The six months ended
	2009	2008	2009	2008
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(15.0)	(10.0)	(7.0)
Other item (1)	(5.2)	(89.9)	(4.3)	8.8
Effective tax rate	9.8%	(79.9)%	10.7%	26.8%

(1) The 5.2% and 4.3% for the three months and six months ended June 30, 2009, respectively, mainly represent the $1,301,087 and $1,167,279, respectively gain of change in the fair value of the warrant liabilities recognized by the Company which is not subject to income tax. The (89.9)% and 8.8% for the three months and six months ended June 30, 2008, respectively, represent the $470,421 and $472,621 expenses respectively, incurred by the US entity that are not deductible in PRC.

The estimated tax savings from the tax exemptions for the three months ended June 30, 2009 and 2008 amounted to $28,514 and $141,741, respectively. The estimated tax savings from the tax exemptions for the six months ended June 30, 2009 and 2008 amounted to $19,755 and $80,011, respectively. The net effect on earnings (losses) per share had the income tax been applied is de minimis for three months and six months ended June 30, 2009 and June 30, 2008.

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the six months ended June 30, 2009. The net operating loss carry forwards for the U.S. income tax purposes amounted to $949,705 for the six months ended June 30, 2009, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2009 and December 31, 2008. Management reviews this valuation allowance periodically and makes adjustments as warranted.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The valuation allowances as of June 30, 2009 and December 31, 2008 were as follow:

Amount
Balance of January 01, 2008	$333,898
Increase	497,122
Balance of December 31, 2008	831,020
Increase (unaudited)	322,900
Balance of June 30, 2009 (unaudited)	$1,153,920

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $1,841,433 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax (“VAT”)

VAT on sales and VAT on purchases were $2,235,363 and $1,693,125 for the three months ended June 30, 2009, and $844,378 and $908,598 for the three months ended June 30, 2008, respectively. VAT on sales and VAT on purchases amounted to $2,449,945 and $1,897,185 for the six months ended June 30, 2009, and $2,630,360 and $1,975,066 for the six months ended June 30, 2008, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable

Taxes payable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
VAT tax payable	$1,367,826	$1,516,896
Income tax payable	430,329	560,583
Other taxes payble	196,396	205,142
Total tax payable	$1,994,551	$2,282,621

Note 11 – Segment Information

SFAS. 131, "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The Company’s chief operating decision maker, our CEO, has identified all activities of the Company’s subsidiaries to be conducted within one single reporting segment under FAS 131.

The Company derives revenue from the following sources (i) manufacture and sale of products; (ii) design services and (iii) EPC contracts that involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation. Revenue by the above categories for the three months ended June 30, 2009 and 2008 are summarized as follows:

	2009	2008
	(Unaudited)
Revenue:		,
Product	$6,275,872	$5,616,451
Services	-	57,564
EPC contracts	1,339,613	-
Totals	$7,615,485	$5,674,015

Revenue by the above categories for the six months ended June 30, 2009 and 2008 are summarized as follows:

	2009	2008
	(Unaudited)
Revenue:
Product	$7,538,120	$8,968,632
Services	-	833,665
EPC contracts	1,339,613	54,190
Totals	$8,877,733	$9,856,487

Note 12 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings(losses) per share excludes dilution and is computed by dividing net income(losses) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008:

	2009	2008
For the three months ended June 30, 2009 and 2008	(Unaudited)	(Unaudited)
Net income(loss) for basic and diluted earnings per share	$841,108	$(148,479)

Weighted average shares - basic	29,936,493	25,695,347
Diluted effect of convertible preferred stocks and warrants	350,980	-
Weighted average shares - diluted	30,287,473	25,695,347

Earnings(loss) per share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

For the six months ended June 30, 2009 and 2008
Net loss for basic and diluted earnings per share	$(629,102)	$564,232

Weighted average shares - basic	29,928,284	25,482,958
Diluted effect of convertible preferred stocks and warrants	-	1,305,257
Weighted average shares - diluted	29,928,284	26,788,215

Earnings(loss) per share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

For the three months ended June 30, 2009, 350,980 shares of convertible preferred stock were included while all warrants and options were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2009, there was no diluted effect on the earnings per loss due to the net loss incurred.

For the three months ended June 30, 2008, there was no diluted effect on the earnings per loss due to the net loss incurred. For the six months ended June 30, 2008, 1,305,257 shares of warrants and convertible preferred stock were included in the diluted earnings per share calculation.

Note 13 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Wu to lease an office. For the six months ended June 30, 2009 and 2008, the Company incurred $26,280 and $4,000 as rental expense to Mr. Wu's son.

Mr. Qinghuan Wu was the director of Zhejiang Jiahua Industry Park Investment Development Co., Ltd (“Jiahua”) before August 2008. Jiahua was a major customer of the Company. Transactions between Jiahua and the Company were presented as related party transactions prior to December 31, 2008. Balances of account receivable, other payable and deferred revenue related to Jiahua at December 31, 2008 were $1,006,060, $65,078, and $208,270, respectively, and they were no longer presented as related party transactions on the accompanying consolidated financial statements.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Note 14 – Shareholders' equity

Series A Convertible Preferred Stock

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

On March 3, 2009, 47,000 shares of Series A convertible preferred stock were converted to 23,500 shares of common stock.

On June 19 2009, 5,000 shares of Series A convertible preferred stock were converted to 2,647 shares of common stock.

As of June 30, 2009 and December 31, 2008, the Company had 662,963 and 714,963 shares of Series A convertible preferred stock issued and outstanding, respectively.

Adjustment of Series A Convertible Preferred Stock Conversion Price

In accordance to the anti-dilution clause of the afore-motioned Financing, if the Company shall issue additional shares without consideration or for consideration per share less than the Series A Conversion Price immediately prior to the issuance, such conversion price should be adjusted.

As disclosed in Note 9, the Company entered into a Convertible Notes Agreement to borrow up to $5,000,000 by issuing convertible notes and granting warrants. Since the conversion price of the Convertible Notes and the exercise price of the Commitment Warrants, both at $1.80, were less than the original conversion price of the Series A convertible preferred stock of $2.16, and the exercise price of the warrants issued concurrently with the Series A convertible preferred stock at $2.58, on May 21, 2009, the Company adjusted the conversion price of the Series A convertible preferred stock and the exercise price of the warrants to $2.04 and $2.41, respectively.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The Company believes that EITF 98-5 should be followed in order to value the adjustment in the conversion price of the Series A preferred stock. The Company used the intrinsic value method to determine the value of the incremental shares that the holders of Series A preferred stock would receive upon conversion. Immediately before and after the anti-dilution adjustment on May 21, 2009, the number of common stock to be received if all outstanding Series A preferred stock converted were 333,981 and 353,352, respectively; and the value of common shares if converted were $577,787 and $611,300, respectively. For the three months and six months ended June 30, 2009, $33,512 of change on intrinsic value of the Series A preferred stock was adjusted between retained earning and additional paid in capital.

The value of the warrants relating to the Series A Convertible Preferred Stock subject to the anti-dilution adjustment was calculated using the Black-Scholes Model. The following are the assumptions used for the fair value of the warrants immediately before and after the anti-dilution adjustment.

	May 21, 2009
	Before adjustment	After adjustment
	(Unaudited)
Number of common stock exercisable (a)	1,968,561	1,968,561
Stock price	1.73	1.73
Strike price	2.58	2.41
Annual dividend yield	-	-
Expected life (years)	3.90	3.90
Risk-free interest rate	1.72%	1.72%
Expected volatility	125%	125%

(a) Taken into consideration that two warrants are exercisable to one share of the Company’s common stock.

Warrant liability was $2,538,060 and $2,565,465 immediately before and after the anti-dilution adjustment, respectively. The change in fair value of warrants of $27,405 was charged to finance expense for the three and six months ended June 30, 2009.

Series B Preferred Stock

In connection with the Convertible Notes Agreement discussed in Note 9, the Company was required to issue the Lender one hundred shares of Series B Preferred Stock, par value at $0.001. Series B preferred stock provides voting rights and directorships in the event of defaults which equal or exceed $1,000,000 in the aggregate. Series B preferred stock is senior to all other capital stock of the Company. The holder of the Series B preferred stock will not be entitled to any dividends, any liquidation preference of any kind, nor any conversion rights to convert the Series B preferred stock into the Company’s common stock.  As of June 30, 2009, 100 shares of Series B preferred stock has not yet been issued and outstanding.

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
JUNE 30, 2009
(UNAUDITED)

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

On June 6, 2008, the Company issued 12,500 shares of common stock as payment for service. The agreement was entered into in January 2008 while the market value of the service received was approximately $9,000.

On June 20, 2008, the Company issued 250,000 warrants to ARC China, Inc., a company controlled by Mr. Adam Roseman, whose affiliates are shareholders of the Company, in exchange for consulting services. Total value of the services received was $338,093. 250,000 warrants were exercised in a cashless manner, and 195,454 shares of common stock were issued on June 23, 2008.

Distribution from variable interest entities

For the six months ended June 30, 2009 and 2008, distributions from the variable interest entities prior to the Share Exchange amounted to $0 and $2,993,756, respectively.

Warrants

On August 27, 2007, the Company issued 57,870 warrants at an exercise price of $2.16 with expected term of three years as a condition to making a Convertible Promissory Note. The fair value of the warrants was estimated using the Black-Scholes Model at the closing date of the Financing on April 15, 2008 per the Share Exchange Agreement disclosed in Note 1.

On June 20, 2008, the Company entered into a consulting agreement with ARC China, Inc., a company controlled by Adam Roseman, whose affiliates are shareholders of the Company. Pursuant to the agreement, 250,000 warrants were vested and became exercisable upon execution of the consulting agreement. The fair values of the warrants were estimated at the grant date using the Black-Scholes Model.

Pursuant to the Securities Purchase Agreements executed on April 15, 2008 as disclosed above, the Company issued 7,874,241 warrants exercisable six months after issuance into 3,937,121 shares of common stock with expected life of five years at an exercise price of $1.29. One warrant is to purchase one-half of one share of  CER's common stock. After the April 16, 2008 1-for-2 reverse stock split, the warrants are exercisable into 1,968,561 shares of common stock at an exercise price of $2.58. The fair values of the warrants were estimated using the Black-Scholes Model.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

As disclosed in Note 9, the Company issued warrants exercisable to 1,388,889 of the Company’s common stock on May 21, 2009 as a deferred finance cost for obtaining the available convertible notes.

The Company has granted the holders of certain of the Company's warrants registration rights for the underlying shares of the Company's common stock. The Company has complied with the registration requirements through June 30, 2009, and therefore, has not accrued any penalties under the applicable registration rights.

The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the warrants at the grant dates:

Number of Common Stock Exercisable		Expected Term (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
57,870		1.00	$2.16	125%	-	1.49%	$52,279
250,000		2.50	$2.16	125%	-	2.91%	$338,093
1,968,561	(a)	5.00	$2.58	125%	-	1.84%	$3,626,982
1,388,889		5.00	$1.80	125%	-	2.16%	$2,026,261

(a) Taken into consideration that two warrants are exercisable to one share of the Company’s common stock.

Due to the short trading history of the Company's common stock, the Company used the market price of the common stock of similar public companies (similar industry, similar size, length of operating) to calculate the volatility, which was 125%.

Following is a summary of the warrant activity:

Outstanding as of January 1, 2008	57,870
Granted	4,187,122
Forfeited
Exercised	(250,000)
Outstanding as of December 31, 2008	3,994,992	(a)
Granted	1,388,889	(b)
Forfeited	-
Exercised	-
Outstanding warrants as of June 30, 2009	5,383,881

Following is a summary of the status of warrants outstanding at June 30, 2009:

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Exercise Price	Number		Average Remaining Contractual Life
$2.16	57,870	(b)	1.15
$1.205	3,937,122	(a)	3.79
$1.80	1,388,889	(b)	4.89
Total	5,383,881

(a) Two warrants are exercisable to one share of the Company’s common stock.
(b) One warrant is exercisable to one share of the Company’s common stock

For the three months and six months ended June 30, 2009, the Company recognized compensation expenses in the form of common stock and warrants of $341,848 and $684,608, respectively. For the three months ended June 30, 2008, the Company recognized compensation expense in the form of common stock and warrants for $138,647.

Stock Options

On September 18, 2008, the Company appointed three new independent directors and granted them stock options to purchase an aggregate of 260,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments on evenly spread out during the two year period beginning from October 1, 2008. On June 24, 2009, the Company appointed another independent director and granted him a stock option to purchase 500,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the three year period beginning from July 1, 2009. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status. Also on September 18, 2008, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock to two consultants who contract with the Company on a month-to-month basis. Those options are vested immediately upon being granted. All stock options granted are subject to the Company’s stock option plan which was approved by the Board of the Company on October 29, 2008.

The Company used the Black-Scholes Model to value the options at the time they were granted. The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the options at the grant dates:

Number of Options	Expected Term (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
260,000	1.81	$2.90	125%	-	1.78%	$459,559
75,000	0.38	$2.90	125%	-	0.79%	$65,595
500,000	2.09	$1.58	125%	-	1.19%	$504,254

Since the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

For the three months and six months ended June 30, 2009, the Company recognized $57,444 and $114,888 compensation expense in the form of options.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise price	Number	Average remaining contractual Term	Average exercise Price	Number	Average remaining contractual term
$2.90	260,000	1.25	2.90	103,000	1.25
$2.90	75,000	0.25	2.90	75,000	0.25
$1.58	500,000	3.00	-	-	-
Total	835,000			178,000	-

Following is a summary of the option activity:

Outstanding as of January 1, 2008	-
Granted	335,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	335,000
Granted	500,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009 (unaudited)	835,000

Note 15 – Retirement Benefits

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiary and affiliates are required to maintain a defined contribution retirement plan for all of their employees who are residents of the PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributes to a state sponsored retirement plan of approximately 22% of the base salary of each of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable for all past and present employees.

The Company made contributions of $17,709 and $10,649 for employment benefits, including pension benefits for the three months ended June 30, 2009 and 2008, respectively. The Company made contributions of $59,569 and $22,079 for employment benefits, including pension benefits for the six months ended June 30, 2009 and 2008, respectively.

Note 16 – Statutory Reserve

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiary and affiliates are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to allocate 15% (10% starting from January 1, 2007) of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of June 30, 2009 and December 31, 2008, 50% of the registered capital of the Company approximately amounted $2,927,000.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2009 and for the year ended December 31, 2008, the Company transferred $0 and $203,645, respectively, representing 10% of net income for the corresponding periods determined in accordance with PRC accounting rules and regulations, to this reserve. Statutory reserve amounted to $408,403 as of June 30, 2009 and December 31, 2008, respectively.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserve required were approximately $2,519,000 as of June 30, 2009.

Note 17 – Commitments and Contingencies

Capital contribution to CER Shanghai

As described in Note 1, CER Shanghai has a registered capital of $5,000,000 of which approximately $3,380,000 has been invested before June 30, 2009, and the remaining is scheduled to be injected within two years of November 11, 2008, the issuance date of CER Shanghai’s business license.

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

The annual integrated management fee is approximately $175,800 (RMB1,200,000) depending on the number of employees hired and the annual factory rental will be finalized after Shanghai Si Fang finalized rental fee with Shanghai Jiangqiao Assets Management Company. The factory rental subsequently was agreed upon by two parties in the amount of $829,786 (RMB 5,663,679) for a two-year period and to be paid off by December 31, 2009.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

For the three months ended June 30, 2009 and 2008, Shanghai Engineering has recorded factory rental fee and the integrated management fee amounted to $132,468 and $43,953 under cost of revenue and general administrative expenses, respectively. For the six months ended June 30, 2009 and 2008, Shanghai Engineering has recorded factory rental fee and the integrated management fee amounted to $264,882 and $87,906 under cost of revenue and general administrative expenses, respectively.

Minimum future lease payments under these leases for the two years and thereafter are as follow:

Years ended December 31,	Amount
2009	$264,810
2010 and thereafter	-
$264,810

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2009 and the monthly rental was increased to $4,380, which is approximately the market price  in the locality in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated. For the three months ended June 30, 2009 and 2008, the Company incurred $13,140 and $2,000 associated with this office rental, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred $26,280 and $4,000 associated with this office rental, respectively.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Parck (“Zhangjiang”), which is to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,600 in addition to the annual lease payments.  The lease payments are $146,300 and $849,900 for the two years, respectively, for a  total amounted of $996,200, which are required to be paid at the beginning of each rental year.

CER Shanghai also has an option to purchase the office space with the pre-determined prices as follows:

Total Purchase Price
If purchasing before December 31, 2009	$7,831,500
If purchasing before December 31, 2010	$8,221,500

If CER Shanghai exercises the above purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payments. As of June 30, 2009, the management has not decided yet whether the Company will purchase this office space. The Company has paid the first year’s rental fee in the amount of $146,300 and the security deposit of $292,600 in April 2009. The Company has amortized the prepaid rental fee using straight-line method. For the three months and six months ended June 30, 2009, $12,232 and $48,928 were charged to rental expense.

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Minimum future lease payments under these leases are as follow:

Years ended December 31,	Amount
2009	$-
2010	849,900
Total	$849,900

Note 18 – Subsequent event

The Company has performed an evaluation of subsequent events through August 12, 2009, which is the date the financial statements were issued. No material subsequent events have occurred since June 30, 2009 that should be recorded or disclosed to keep the consolidated financial statements from being misleading.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenues growth, the discussion of our growth strategy, the potential for and effect of future governmental regulation, fluctuation in global energy costs, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting manufacturers of energy recovery systems and the industry segments they serve; the adverse effect of governmental regulation and other matters affecting energy recovery system manufacturers; increased competition in the industry; our dependence on certain customer segments; the availability of and costs associated with potential sources of financing; difficulties associated with managing future growth; our inability to increase manufacturing capacity to meet demand; fluctuations in currency exchange rates; restrictions on foreign investments in China; uncertainties associated with the Chinese legal system; the loss of key personnel; and our inability to attract and retain new qualified personnel.

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

While the Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

We have concluded that Shanghai Engineering, Vessel Works Division (the leased manufacturing facility), Shanghai Haiyin Hi-Tech Engineering Co., Ltd. ("Haiyin"), a former affiliated company liquidated in January 2008 originally formed to derive tax benefits, and Shanghai Environmental are variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries. Under the requirements of FIN 46R, Poise Profit and CER Hong Kong consolidated the financial statements of Shanghai Engineering, Vessel Works Division, Haiyin and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

Revenues Recognition

We derive revenues principally from (a) sales of our energy recovery systems; (b) provision of design services; and (c) provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where we provide all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation. In providing design services, we design energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage us to manufacture the designed system or choose to present our drawings to other manufacturers for manufacturing and installation. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system and we are involved throughout the entire process from design to installation.

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

We offer a limited warranty to our customers pursuant to which our customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually one to two years). We record the retainage as deferred revenues until our customers pay it after the warranty period expires, at which time we recognize it as revenues.

Fair value of financial instruments

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

As a result of adopting EITF 07-5, 3,937,121 of our issued and outstanding warrants which were granted in 2008 and exercisable to 1,968,561 of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP became effective for interim and annual periods ending after June 15, 2009. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP became effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this FSP.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for the Company beginning in 2010.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting SFAS 167.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)
REVENUES	7,615,485	100.0%	5,674,015	100.0%

COST OF REVENUES	6,045,117	79.4%	4,821,414	85.0%

GROSS PROFIT	1,570,368	20.6%	852,601	15.0%

OPERATING EXPENSES	1,815,930	23.8%	892,742	15.7%

LOSS FROM OPERATIONS	(245,562)	(3.2)%	(40,141)	(0.7)%

OTHER (EXPENSES) INCOME, NET
Change in fair value of warrants	1,301,087	17.1%
Non-operating (expenses) income, net	(124,606)	(1.6)%	20,791	0.4%
Interest income (expenses), net	1,712	-	(63,204)	(1.1)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	932,631	12.3%	(82,554)	(1.5)%

PROVISION FOR INCOME TAXES	91,523	1.2%	65,925	1.2%

NET INCOME (LOSS)	841,108	11.0%	(148,479)	(2.6)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(73)	-	(25,482)	(0.5)%

COMPREHENSIVE INCOME	841,035	11.0%	(173,961)	(3.1)%

Revenues. Our revenues include revenues from sales of energy recovery systems, provision of design services and EPC services. Revenues increased to $7,615,485 for the three months ended June 30, 2009 as compared to $5,674,015 for the three months ended June 30, 2008, an increase of $1,941,470 or 34.2%. The increase is mainly attributable to the increase in revenues per contract. The average revenue recognized from one single product contract increased by $495,520 from $193,671 for the three months ended June 30, 2008 to $689,191 for the same period of 2009.   The increase in average revenue per contract is mainly the result of the Company’s efforts to secure orders with a higher sales price in order to capture the evolving market need for systems of larger sizes. In addition, the Company recognized approximately $1.4 million revenues from one EPC project with Jiangsu Sopo using the percentage of completion method. This EPC project is expected to be completed in the Spring of 2010 with a total contract value of approximately $8.9 million (see details in Contractual Obligations below). The detailed changes are as follows:

	2009	2008	Change ($)	Change ()%
Average Revenue per Contract
Products	689,191	193,671	495,520	255.8%
Design Services	-	57,564	(57,564)	(100)%
EPC	1,412,762	-	1,412,762	100%

Number of Contracts Completed
Products	9	29	(20)	(69.0)%
Design Services		1	(1)	(100)%
EPC	1	-	1	100%
Total Number of Contracts Completed	10	30	(20)	(66.8)%

Management expects that revenues will keep steady at the similar levels during the next two quarters of 2009 as we have secured orders for future periods and many of our target customers in China have resumed their plant expansion or retrofit plans as the result of China’s recent stimulus package.  We believe we are among the few competitors in the industry with the necessary design and engineering capability to satisfy the recent growing market demand for larger energy recovery systems.

Cost of Revenues. Cost of revenues increased to $6,045,117 for the three months ended June 30, 2009, as compared to $4,821,414 for the three months ended June 30, 2008, an increase of $1,223,703 or 25.4%. As a percentage of revenues, cost of revenues decreased from 85% for the three months ended June 30, 2008 to 79.4% for the same period in 2009, a decrease of 5.6%. The decrease of percentage of revenues is mainly due to the decrease of prices of steel-made materials, which are the main raw materials for manufacturing our products, and higher margins achieved for some orders. During the three months ended June 30, 2009, prices of various steel-made materials decreased by between 4% and 32% as compared to those in the same period in 2008. Based on the current market situation, management expects the price of steel, the main raw material for our products, to rise in the second half of 2009. Management also expects the prices of other raw materials to rise in the second half of 2009. Thus, we expect that the cost of revenues will increase accordingly. Management expects that we will be able to adjust the prices of our products and services to manage increased raw materials costs and minimize the impact on our results of operations.

Gross Profit. As a result, gross profit was $1,570,368 for the three months ended June 30, 2009 as compared to $852,601 for the three months ended June 30, 2008, an increase of $717,767 or 84.2%. The increase in our gross margin is mainly attributable to the better margins of some orders including the EPC contract to retrofit a heat recovery system for a repeat customer.

Operating Expenses. Operating expenses increased to $1,815,930 for the three months ended June 30, 2009, as compared to $892,742 for the three months ended June 30, 2008, an increase of $923,188 or 103.4%. Operating expenses, as a percentage of revenues, increased from 15.7% for the three months ended June 30, 2008 to 23.8% for the same period in 2009, an increase of 8.1%.  The increase is mainly due to the increase of expenses related to public company operations and the increase of allowance for doubtful accounts.   The Company incurred an aggregate of $606,172 of expenses related to the public company operations including $399,291 of non-cash expenses related to the amortization of common stock and warrants issued in 2008 for investor relation consulting services and value of the vested stock options for services rendered to our non-employee directors for the three months ended June 30, 2009 as compared to $432,193 and $138,647, respectively, for the three months ended June 30, 2008.  The allowance for doubtful accounts amounted to $222,317 during the three months ended June 30, 2009 as compared to $100,247 recovered bad debts in the same period of 2008.  The Company reserved 30%, 50% and 100% for account receivable balances with aging more than one year, two years and more than two years based on the nature of the business and account receivable collection history, respectively.

Loss  from Operations. As a result of the above, loss from operations totaled $245,562 for the period ended June 30, 2009 as compared to a loss of $40,141 for the same period in 2008, an increase of $205,421. The increase is mainly attributable to the increase in operating expenses.

Loss (Income) on Change in Fair Value of Warrants. On January 1, 2009, the Company adopted EITF 07-5 and reclassified the value of the warrants issued associated with the Series A financing closed in April 2008 from additional paid-in capital, as a gain of cumulative effect adjustment of $693,426 to beginning retained earnings and $2,933,556 to non-current warrants payables to recognize the fair value of such warrants on that date. The fair value of these warrants was $3,067,364 as of March 31, 2009 and decreased to $2,120,317 as of June 30, 2009. As such, we recognized a gain of $974,452 from the change in fair value of these warrants for the three months ended June 30, 2009. On May 21, 2009, related to the $5 million convertible financing closed, we issued a separate warrant to purchase 1,388,889 shares of the Company’s common stock at an exercise price of $1.80 per share. The fair value of the warrant was $1,699,626 and $2,026,261 at June 30, 2009 and May 21, 2009, respectively. The Company recognized $326,635 gain on change in fair value of such warrant liability for the three months ended June 30, 2009.

Non-operating (Expenses) Income, Net.  The Company had non-operating expenses of $124,606 for the three months ended June 30, 2009, as compared to $20,791 non-operating income for the same period in 2008, an absolute change of $145,397. The change is mainly due to a) $88,822 of amortization of the finance costs which is the value of the warrant to purchase 1,388,889 shares of the Company’s common stock granted in connection with the convertible debt financing that closed on May 21, 2009, and  b) $27,405 which represents the change in fair value of the warrants issued in the Series A financing that close in April 2008 due to an anti-dilution adjustment to the exercise price of such warrants as a result of the above-mentioned convertible debt financing.

Interest Expenses (Income). The Company had net interest income of $1,712 for the three months ended June 30, 2009, as compared to $63,204 net interest expenses for the same period in 2008, a change of $64,916. This change is mainly because for the three months ended June 30, 2008, the Company recorded the value of 57,870 warrants granted together with a convertible note issued prior to the reverse merger for $52,279.

Income before Provision for Income Taxes. As a result of the foregoing, income before provision for income taxes was $932,631 for the three months ended June 30, 2009, as compared to the loss of $82,554 for the same period in 2008, an increase of $1,015,185.

Net Income. As a result of the foregoing, net income increased to $841,108, representing a net margin of 11%, for the three months ended June 30, 2009, as compared to a loss $148,479 for the three months ended June 30, 2008, an increase of $989,587.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six Months Ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)
REVENUES	8,877,733	100.0%	9,856,487	100.0%

COST OF REVENUES	7,245,472	81.6%	7,954,410	80.7%

GROSS PROFIT	1,632,261	18.4%	1,902,077	19.3%

OPERATING EXPENSES	3,356,521	37.8%	1,088,261	11.0%

INCOME (LOSS) FROM OPERATIONS	(1,724,260)	(19.4)%	813,816	8.3%

OTHER (EXPENSES) INCOME, NET
Change in fair value of warrants	1,167,279	13.1%	-	-
Non-operating (expenses) income, net	(150,519)	(1.7)%	22,398	0.2%
Interest (expenses) income, net	2,906	-	(64,777)	(0.7)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(704,594)	(7.9)%	771,437	7.8%

PROVISION FOR INCOME TAXES	(75,492)	(0.9)%	207,205	2.1%

NET INCOME (LOSS)	(629,102)	(7.1)%	564,232	5.7%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	29,053	0.3%	(44,905)	(0.5)%

COMPREHENSIVE INCOME	(600,049)	(6.8)%	519,317	5.3%

Revenues. Our revenues include revenues from sales of energy recovery systems, provision of design services and EPC services. Revenues were $8,877,733 for the six months ended June 30, 2008 as compared to $9,856,487 for the six months ended June 30, 2008, a decrease of $978,754 or 9.9%. Though the average sales revenue recognized from one single product contract increased by $248,294 from $190,822 for the six months ended June 30, 2008 to $439,116 for the same period of 2009, the number of product contracts completed decreased from 47 to 17 and the number of design service contracts completed decreased from 5 to 0.   It is the Company’s strategy to secure orders with a higher sales price in order to capture the evolving market need for systems of larger sizes. In addition, the Company recognized approximately $1.4 million revenues from one EPC project with Jiangsu Sopo using the percentage of completion method. This EPC project is expected to be completed in the Spring of 2010 with a total contract value of approximately $8.9 million (see details in Contractual Obligations below). During the six months ended June 30, 2009, the detailed changes are as follows:

	2009	2008	Change ($)	Change (%)
Average Revenue per Contract
Products	439,116	190,822	248,294	130.1%
Design Services		166,733	(166,733)	(100.0)%
EPC	1,412,762	54,190	1,358,572	2507.1%

Number of Contracts Completed
Products	17	47	(30)	(63.8)%
Design Services	-	5	(5)	(100.0)%
EPC	1	1	-	-
Total Number of Contracts Completed	18	53	(35)	(66.0)%

Cost of Revenues. Cost of revenues decreased to $7,245,472 for the six months ended June 30, 2009, as compared to $7,954,410 for the six months ended June 30, 2008, a decrease of $708,938 or 8.9%. As a percentage of revenues, cost of revenues increased to 81.6% for the six months ended June 30, 2009 from 80.7% for the same period in 2008, a slight increase of 0.9%. During the six months ended June 30, 2009, prices of various steel-made materials have decreased by between 3% and 23% as compared to those in the same period in 2008. Based on the current market situation, management expects the price of steel, which is the main raw material for our products, to rise in the second half of  2009. Management also expects the prices of other raw materials to rise in the second half of 2009. Thus, we expect that the cost of revenues will increase accordingly.  Management expects that we will be able to adjust the prices of our products and services to manage increased raw materials costs and minimize the impact on our results of operations.

Gross Profit. As a result, gross profit was $1,632,261 for the six months ended June 30, 2009 as compared to $1,902,077 for the six months ended June 30, 2008, a decrease of $269,816 or 14.2%. The respective gross margins were 18.4% and 19.3% for the six months ended June 30, 2009 and 2008.

Operating Expenses. Operating expenses increased to $3,356,521 for the six months ended June 30, 2009, as compared to $1,088,261 for the six months ended June 30, 2008, an increase of $2,268,260 or 208.4%. Operating expenses, as a percentage of revenues, increased from 11.0% for the six months ended June 30, 2008 to 37.8% for the same period in 2009, an increase of 26.8%.  The increase is mainly due to the increase of expenses related to public company operations and the increase of allowance for doubtful accounts.  The Company incurred an aggregate of $1,244,028 of expenses related to the public company operations including $799,496 of non-cash expenses related to the amortization of common stock and warrants issued in 2008 for investor relation consulting services and value of the vested stock options for services rendered to our non-employee directors for the six months ended June 30, 2009 as compared to $432,193 and $138,647, respectively, for the six months ended June 30, 2008.  The allowance for doubtful accounts amounted to $527,641 during the six months ended June 30, 2009 as compared to $32,494 recovered bad debts in the same period of 2008.  The Company reserved 30%, 50% and 100% for account receivable balances with aging more than one year, two years and more than two years based on the nature of the business and account receivable collection history, respectively.  Other causes include the increase of salaries (by $385,412) as a result of company-wide gradual salary increases beginning in April 2008 and the addition of senior management members and staff together with the associated increased statutory social benefits and the increase in rentals of office space (by $100,310).

Income (Loss) from Operations. As a result of the above, loss from operations totaled $1,724,260 for the six months ended June 30, 2009 as compared to an income of $813,816 for the six months ended June 30, 2008, a decrease of $2,538,076. The decrease is mainly related to the increase in operating expenses.

Loss (Income) on Change in Fair Value of Warrants. On January 1, 2009, the Company adopted EITF 07-5 and reclassified the value of the warrants issued associated with the Series A financing that closed in April 2008 from additional paid-in capital, as a gain of cumulative effect adjustment of $693,426 to beginning retained earnings and $2,933,556 to non-current warrants payables to recognize the fair value of such warrants on that date. The fair value of these warrants decreased to $2,120,317 as of June 30, 2009. As such, we recognized a gain of $840,644 from the change in fair value of these warrants for the six months ended June 30, 2009. In connection with the convertible debt financing that closed on May 21, 2009, we issued a separate warrant to purchase 1,388,889 shares of the Company’s common stock at an exercise price of $1.80 per share. The fair value of the warrant was $1,699,626 and $2,026,261 at June 30, 2009 and May 21, 2009, respectively. The Company recognized a $326,635 gain on change in fair value of such warrant liability for the six months ended June 30, 2009.

Non-operating (Expenses) Income, Net.  The Company has non-operating expenses of $150,519 for the six months ended June 30, 2009, as compared to $22,398 non-operating income for the same period in 2008, an absolute change of $172,917. The change is mainly due to a) $88,822 of amortization of the finance costs which is the value of the warrant to purchase 1,388,889 shares of the Company’s common stock granted in connection with the convertible debt financing that closed on May 21, 2009, and  b) $27,405 which is the change in fair value of the warrants issued in the Series A financing that closed in April 2008 due to an anti-dilution adjustment to the exercise price of such warrants as a result of the above-mentioned convertible debt financing.

Interest Expenses . The Company has net interest income of $2,906 for the six months ended June 30, 2009, as compared to $64,777 net interest expenses for the same period in 2008, a change of $67,683. This change is mainly because for the six months ended June 30, 2008, the Company recorded the value of 57,870 warrants granted together with a convertible note issued prior to the reverse merge for $52,279.

Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $704,594 for the six months ended June 30, 2009 as compared to an income before provision of income tax of $771,437 for the six months ended June 30, 2008, a decrease of $1,476,031.

Net Income (Loss). As a result of the foregoing, net loss amounted to $629,102 for the six months ended June 30, 2009 as compared to a net income of $564,232 for the six months ended June 30, 2008, a decrease of $1,193,334. The decrease in net income is mainly attributable to the increase in operating expenses. Management believes that as a result of ongoing efforts to improve operational efficiency, our operating expenses will not necessarily increase in proportion to the increase in our sales, and we will also benefit from economies of scale as we grow our sales and secure orders with larger contract values. Management also believes that net income will gradually increase due to our strategy of attempting to increase our future sales by securing more large orders as the growing domestic market in China has recognized our strong engineering capability. Furthermore, we are in the process of expanding our export sales to international markets which usually have better margins than domestic sales in China.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six months ended June, 30
	2009	2008
	(in dollars)
Net cash used in operating activities	(4,588,269)	(66,225)
Net cash used in investing activities	(153,657)	(106,011)
Net cash (used in) provided by financing activities	(274,438)	6,484,674
Effect of exchange rate changes on cash and cash equivalents	5,905	14,866
Net (decrease) increase in cash and cash equivalents	(5,010,459)	6,327,304
Cash and cash equivalents at the beginning of period	6,136,403	306,150
Cash and cash equivalents at the end of period	1,125,944	6,633,454

Operating Activities

Net cash used in operating activities was $4,588,269 for the six months ended June 30, 2009 as compared with net cash used in operating activities of $66,225 for the same period in 2008, an increase of $4,522,044. The increase is mainly due to the net loss incurred for the period, and the significant increase in advance on inventory purchases of $2,265,387 and the costs and estimated earnings in excess of billings of $1,412,762 incurred during the first six months of 2009 due to the EPC contract for Jiangsu Sopo (see details in Contractual Obligations below). The cash payments of this project are expected to start being collected in the Spring of 2010, the project’s estimated completion date.

Investing Activities

Net cash used in investing activities was $153,657 for the six months ended June 30, 2009 as compared to net cash used in investing activities of $106,011 for the same period in 2008. The change of $47,646 was because the Company purchased more office equipment and an Enterprise Resource Planning (“ERP”) software package to meet its daily operating needs.

Financing Activities

Net cash used in financing activities was $274,438 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $6,484,674 for the same period in 2008, a decrease of $6,759,112. The change is mainly attributable to the closing of our Series A Convertible Preferred Stock financing on April 15, 2008 with net proceeds of $6,619,278. In addition, in January 2009, the Company repaid $381,082 short-term bank loan which was borrowed in January 2008.

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

On May 21, 2009, we entered into a series of agreements for an unsecured term loan arrangement (“Convertible Notes Agreement”) with an accredited private investor. In connection with this financing, we agreed to issue a two-year 9.5% Unsecured Convertible Promissory Note in the principal amount of $5 million, which may be converted into common stock at a conversion price of $1.80 per share. We plan to use the proceeds of this loan for the construction of a new plant to be located in China for the production of our products, including the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and institutional lenders. We are permitted to draw down up to $5,000,000 in principal amount under the terms of the Convertible Notes Agreement, within six months of the making. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly.  Each draw is due twenty-four months after the draw down date, together with any accrued and unpaid interest.  We may pre-pay the note at any time, at our option. No principal was draw down as of June 30, 2009.

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

Cash on Hand

As at June 30, 2009, we had cash on hand of approximately $1.1 million, as compared to cash on hand of approximately $6.1 million as at December 31, 2008. This decrease of our cash position is mainly the result of the EPC project for Jiangsu Sopo (described below). We expect to begin receiving cash payments from this customer upon the completion of the project, which is estimated to occur some time in the Spring of 2010. In the meantime, we are attempting to obtain project financing for the project from a third party. There can be no assurance that we will begin to receive cash payments from the customer when expected or that we will be able to obtain financing for the project on terms acceptable to us or at all. If we do not receive cash payments from the customer when expected and/or are not able to obtain financing for the project, we may not have enough cash on hand to satisfy our current obligations over the next twelve months.

Contractual Obligations

Bank indebtedness decreased to zero as of June 30, 2009 compared to approximately $381,420 as of December 31, 2008 as a result of our repayment of RMB 2,600,000 (approximately $381,420 as of December 31, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch.

In January 2009, we entered into an EPC contract for a retrofit project to build a new low temperature heat recovery system for the sulfuric acid plant of Jiangsu Sopo Chemical Group (“Jiangsu Sopo”). We will purchase the low temperature heat recovery system for the project from MECS, Inc., a leading US-based company specializing in sulfuric acid manufacturing equipment and systems. The total contract value is estimated to be approximately $8.9 million. According to the terms of the contract, Jiangsu Sopo Chemical Group made a payment at the beginning of the project and will pay the balance of the purchase price over 48 months starting on completion of the project, which is estimated to occur some time in the Spring of 2010. Unlike our typical sales contracts (pursuant to which we customarily are paid 1/3 of the purchase price up front, 1/3 in progress payments upon completion of determined stages of the project, and 1/3 upon completion of the project) and except for the project costs offset by the part-payment, we will bear all project costs until fully paid. We are attempting to obtain project financing for the project from a third party, however, there can be no assurance that we will be able to obtain any financing on terms acceptable to us or at all.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. to lease space to serve as our new main office and design and engineering center in China. The lease term began on March 1, 2009 and ends on February 28, 2011. Our annual rent payments will be approximately $146,300 for the first year and approximately $849,900 for the second year. We are also required to make a security deposit of approximately $292,600 in addition to the annual rent payments. CER Shanghai has an option to purchase the office space for approximately $7,831,500 if purchasing before December 31, 2009 and $8,221,500 if purchasing before December 31, 2010. If CER Shanghai were to exercise the purchase option, the deposit and lease payments made would be credited towards the purchase price. As of June 30, 2009, the Company has not made the decision to exercise the purchase option and such a decision will be subject to the availability of funds from either internal or external sources.

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

We are continuously reviewing our efforts to improve our internal control over financial reporting and may in the future identify additional deficiencies. Should we discover any additional deficiencies, we will take appropriate measures to correct or improve our internal control over financial reporting. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that material weaknesses in our internal control over financial reporting continues to exist as of June 30, 2009.

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

CHINA ENERGY RECOVERY, INC.

Date: August 12, 2009	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2009	By:	/s/ Richard Liu
Richard Liu
Chief Financial Officer (Principal Financial and Accounting Officer)