Form 10-Q
period 2009-09-30
China Energy Recovery, Inc.
filed 2009-11-23
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares outstanding of the registrant's common stock as of November 18, 2009:

29,938,818 shares of Common Stock, $0.001 par value per share

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,203,041	$6,136,403
Restricted cash	5,491,663	597,949
Notes receivable	541,509	120,749
Accounts receivable, net of allowance for doubtful accounts of $646,233
and $151,094 as of September 30, 2009 and December 31, 2008, respectively	4,209,612	5,941,202
Other receivables	507,714	98,271
Deferred expense	221,061	-
Inventories	5,729,334	7,774,775
Advances on inventory purchases	4,058,264	1,044,807
Deferred tax asset	221,757	-
Total current assets	22,183,955	21,714,156

EQUIPMENT, NET	871,787	850,888

OTHER ASSETS:
Inventories-non current	1,770,754	-
Long term accounts receivable, net of allowance for doubtful accounts of $ 231,808
and $0 as of September 30, 2009 and December 31, 2008, respectively	1,571,238	377,368
Cost and estimated earnings in excess of billings	3,588,446	-
Deferred finance costs	1,727,257	-
Total other assets	8,657,695	377,368

Total assets	$31,713,437	$22,942,412

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,878,802	$3,352,521
Other payables	888,972	531,470
Customer deposits	7,784,224	7,044,234
Short term loans payable	880,200	381,420
Deferred revenue	2,181,974	1,726,701
Taxes payable	2,125,366	2,282,621
Total current liabilities	18,739,538	15,318,967

NON-CURRENT LIABILITIES:
Notes payable	5,000,000	-
Warrant liabilities	2,941,248	-
Total non-current liabilities	7,941,248

Total Liabilities	26,680,786	15,318,967

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Series A preferred stock, $0.001 par value, 50,000,000 shares authorized, 662,963 and 714,963 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	663	715
Series B preferred stock , $0.001 par value, 100 shares authorized, Nil issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,938,818 and 29,912,573 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	29,939	29,913
Paid-in-capital	5,113,296	7,645,404
Accumulated deficit	(459,644)	(363,147)
Statutory reserves	408,403	408,403
Accumulated comprehensive loss	(60,006)	(97,843)
Total shareholders' equity	5,032,651	7,623,445

Total liabilities and shareholders' equity	$31,713,437	$22,942,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUE	$6,064,800	$6,123,704	$14,942,533	$15,980,191

COST OF REVENUE	4,691,381	4,513,038	11,936,853	12,467,448

GROSS PROFIT	1,373,419	1,610,666	3,005,680	3,512,743

OPERATING EXPENSE
Selling expense	135,075	145,344	515,179	488,030
General and administrative expense	2,157,226	1,039,500	5,133,643	1,785,075
Total operating expense	2,292,301	1,184,844	5,648,822	2,273,105

INCOME (LOSS) FROM OPERATIONS	(918,882)	425,822	(2,643,142)	1,239,638

OTHER INCOME (EXPENSE):
Gain on change in fair value of warrants	941,277	-	2,108,556	-
Finance expense	(210,182)	-	(326,409)	-
Interest income (expense), net	(6,081)	14,823	(3,175)	(49,954)
Other non-operating (expense) income, net	33,144	8,645	(1,148)	31,043
Total other income (expense), net	758,158	23,468	1,777,824	(18,911)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(160,724)	449,290	(865,318)	1,220,727

PROVISION (BENEFIT) FOR INCOME TAXES
Current	24,933	204,434	102,377	411,639
Deferred	(68,651)	-	(221,587)	-
Total provision(benefit) for income taxes	(43,718)	204,434	(119,210)	411,639

NET INCOME (LOSS)	(117,006)	244,856	(746,108)	809,088

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	8,784	469	37,837	(44,436)

COMPREHENSIVE INCOME (LOSS)	$(108,222)	$245,325	$(708,271)	$764,652

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$0.01	$(0.02)	$0.03
Diluted	$(0.00)	$0.01	$(0.02)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,938,818	27,460,695	29,931,806	24,415,471
Diluted	29,938,818	30,171,968	29,931,806	26,044,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Series A					Accumulated earnings (deficit)		Accumulated
	Preferred stock		Common stock		Paid-in		Statutory	comprehensive
	Shares	Amount	Shares	Amount	capital	Unrestricted	reserves	loss	Totals

BALANCE, January 1, 2008	-	$-	20,757,090	$20,757	$870,787	$(1,270,165)	$204,758	$(40,125)	$(213,988)
									-
Preferred stock issued for cash at $1.08	7,874,241	7,874			6,636,404				6,644,278
Shares issued for reorganization on April 15, 2008			4,717,890	4,718	3,698				8,416
Common stock issued for service			662,500	663	238,849				239,512
Warrants issued for service at $2.16					49,000				49,000
Options issued for service					73,254				73,254
Cashless exercise of warrant			195,454	195	(195)				-
Conversion of preferred stock	(4,882,307)	(4,882)	2,441,154	2,441	2,441				-
Shareholder distribution from VIE					(524,542)			(8,794)	(533,336)
Net income						809,088			809,088
Adjustment to statutory reserve						(187,220)	187,220		-
Foreign currency translation loss								(35,642)	(35,642)
BALANCE, September 30, 2008 (unaudited)	2,991,934	2,992	28,774,088	28,774	7,349,696	(648,297)	391,978	(84,561)	7,040,582

Conversion of preferred stock	(2,276,971)	(2,277)	1,138,485	1,139	1,138				-
Stock-based compensation					301,087				301,087
Shareholder distribution from VIE					(6,517)				(6,517)
Net income						301,575			301,575
Adjustment to statutory reserve						(16,425)	16,425		-
Foreign currency translation loss								(13,282)	(13,282)
BALANCE, December 31, 2008	714,963	715	29,912,573	29,913	7,645,404	(363,147)	408,403	(97,843)	7,623,445

Cumulative effect of reclassicaton of warrants					(3,679,261)	683,123			(2,996,138)
BALANCE, January 1, 2009, as adjusted	714,963	715	29,912,573	29,913	3,966,143	319,976	408,403	(97,843)	4,627,307

Conversion of Preferred stock	(52,000)	(52)	26,147	26	26				-
Change conversion price of
Series A convertible preferred stock					33,512	(33,512)			-
Rounding shares			98						-
Stock-based compensation					1,113,615				1,113,615
Net loss						(746,108)			(746,108)
Foreign currency translation gain								37,837	37,837
BALANCE, September 30, 2009 (unaudited)	662,963	$663	29,938,818	$29,939	$5,113,296	$(459,644)	$408,403	$(60,006)	$5,032,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(746,108)	$809,088
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	139,862	84,142
Loss from disposal of equipment	-	39,427
Bad debt allowance	726,402	80,031
Stock-based compensation	1,113,615	361,766
Amortization of deferred finance costs	299,004	-
Change in fair value of warrants	(2,081,151)	-
Change in operating assets and liabilities
Notes receivable	(420,445)	(261,005)
Accounts receivable	1,235,528	(3,936,721)
Other receivables	(409,124)	(88,098)
Inventories	274,480	(2,917,441)
Advances on inventory purchases	(3,026,881)	(641,934)
Deferred tax asset	(221,587)	-
Long term receivable	(1,398,204)	-
Costs and estimated earnings in excess of billings	(3,585,755)	(839,310)
Other assets	(219,274)	(4,158)
Accounts payable and accrued liabilities	1,525,616	2,288,218
Other payables	357,234	(15,047)
Customer deposits	739,435	3,627,735
Deferred revenue	454,931	729,932
Taxes payable	(157,137)	788,221
Net cash (used in) provided by operating activities	(5,399,559)	104,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(160,319)	(194,188)
Net cash used in investing activities	(160,319)	(194,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	106,207	(491,186)
Cash received from re-organization	-	119
Cash proceeds from convertible notes	5,000,000	-
Cash proceeds from short term bank loans	879,540	359,060
Principal payments on short term bank loans	(381,134)	-
Proceeds from issuing preferred stock, net of offering costs	-	6,619,278
Proceeds received from a shareholder	-	160,731
Shareholder distribution from VIE	-	(575,771)
Net cash provided by financing activities	5,604,613	6,072,231

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	21,903	79,594

(DECREASE) INCREASE IN CASH	66,638	6,062,483

CASH, beginning of period	6,136,403	306,150

CASH, end of period	6,203,041	6,368,633
Subtract: Restricted cash - special use	(5,000,000)	-
CASH, end of period	$1,203,041	$6,368,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$4,910	$20,111
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Poise Profit is an off-shore holding company and has no operating business activities. Poise Profit owns 100% of HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech") and CER (Hong Kong) Holdings Limited (“CER Hong Kong”), which were incorporated in Hong Kong on January 4, 2002 and August 13, 2008, respectively.

Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering") was established in Shanghai, China in July 1999. Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental") was incorporated in Shanghai on May 23, 2007. Mr. Qinghuan, the Company’s chairman and Chief Executive Officer, became the sole shareholder of Shanghai Environmental in November 2007. Shanghai Environmental is not an operating company but serves as a vehicle for arranging sales and maximizing tax benefits.

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

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Environmental and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr. Wu, Shanghai Environmental's sole shareholder has granted his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr. Wu have granted Hi-tech the exclusive right and option to acquire all of the shareholders' equity interest in Shanghai Environmental. Further, Shanghai Environmental's shareholder has pledged all of his rights, titles and interests in Shanghai Environmental.

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

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated in Shanghai.  CER Shanghai has a registered capital of $5,000,000 which is scheduled to be injected over the subsequent two years.  CER Hong Kong owns 100% of CER Shanghai and contributed approximately $3,380,000 capital as of September 30, 2009. CER Shanghai is mainly engaged in the development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

CER Energy Recovery (Yangzhou ) Co., Ltd. (“CER Yangzhou”) was incorporated on August 28, 2009 in Yangzhou. CER Yangzhou has a registered capital of $20,000,000 which is scheduled to be injected over the subsequent two years.  CER Hong Kong owns 100% of CER Yangzhou and contributed $4,000,000 in capital, as of November 4, 2009. CER Yangzhou is mainly engaged in the development and manufacturing of waste heat recovery systems and other related energy efficiency equipment.

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

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, CER Yangzhou, Vessel Works Division (see Note 17), Haiyin, Shanghai Environmental, and JV Entity are collectively hereinafter referred to as the “Company".

Note 2 – Summary of Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

(a) Principal of consolidation

The accompanying consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Poise profit, CER Hong Kong, Hi-tech, CER Shanghai, CER Yangzhou, and JV Entity, and its variable interest entities (“VIEs”) Shanghai Engineering, Shanghai Environmental, Vessel Works Division and Haiyin. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

 (c) Concentration of risk

The Company maintains balances at financial institutions within the U.S. and PRC. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong are fully covered by the government provided insurance until the end of 2010. As of September 30, 2009 and December 31, 2008, the Company had deposits totaling $1,530,542 and $6,673,587 that were not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company’s two largest customers accounted for 35.9% of the Company’s total revenue for the three months ended September 30, 2009 with each customer individually accounting for 26.8% and 9.1%, respectively. For the three months ended September 30, 2008, 50.8% of the company’s sales were from two customers with each customer individually accounting for 28.3% and 22.5%, respectively. The Company’s four largest customers accounted for 63.9 % of the Company’s total revenue for the nine months ended September 30, 2009 with each customer individually accounting for 26.9%, 16.5%, 11.3% and 9.2%, respectively. For the nine months ended September 30, 2008, 24.3% of the Company’s sales were from two customers with each customer individually accounting for 13.5% and 10.8%, respectively. As of September 30, 2009, receivables from the aforesaid customers were 41.5% of the Company’s total accounts receivable.

The Company’s three largest suppliers accounted for 28.9% of the Company’s total purchases for the three months ended September 30, 2009. There were five suppliers which provided approximately 51% of the company’s purchases of raw materials for the three months end September 30, 2008.  During the nine months ended September 30, 2009, approximately 31.3% of the Company’s total raw materials were purchased from four largest suppliers while approximately 20% of the Company’s total raw materials were purchased from two suppliers for the nine months ended September 30, 2008.  As of September 30, 2009, payable due to the aforesaid suppliers were 23.1% of the Company’s total accounts payable.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, Vessel Works Division, CER Shanghai, CER Yangzhou, Haiyin and Shanghai Environmental use their local currency, Renminbi ("RMB") as their functional currency. Hi-tech and CER Hong Kong uses its local currency, Hong Kong dollar ("HK$") as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2009 and 2008, foreign currency translation income amounted to $8,784 and $469, respectively. For the nine months ended September 30, 2009 and 2008, foreign currency translation gain (losses) amounted to $37,837and ($44,436), respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated comprehensive loss in the consolidated statement of shareholders' equity amounted to $60,006 and $97,843 as of September 30, 2009 and December 31, 2008, respectively. The balance sheet accounts with the exception of equity at September 30, 2009 and December 31, 2008 were translated at RMB6.82 to $1.00 or HK$7.75 to $1.00.

The average translation rates applied to income statement amounts for the three months ended September 30, 2009 and 2008 were RMB6.82 to $1.00 or HK$7.75 to $1.00, and RMB6.85 to $1.00 or HK$7.80 to $1.00, respectively. For the nine months ended September 30, 2009 and 2008, the average translation rate applied to income and cash flow statements were RMB6.82 to $1.00 or HK$7.75 to $1.00, and RMB6.98 to $1.00 or HK$7.79 to $1.00, respectively.

(e) Cash

Cash includes cash on hand, demand deposits with banks, and highly liquid investments with an original maturity of three months or less.

(f) Restricted cash

Restricted cash represents a cash portion of the purchase price deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the projects in process. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts of such restricted cash were $491,663 and $597,949 as of September 30, 2009 and December 31, 2008, respectively.

The Company also classified certain cash as restricted cash that is not available for use in its operations. As further discussed in Note 9, the Company has borrowed $5,000,000, and the proceeds are restricted by the lender to be used for the construction of a new plant located in China. Such restricted cash was $5,000,000 and $0 at September 30, 2009 and December 31, 2008, respectively.

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

(h) Receivables and allowance for doubtful accounts

Receivables include trade accounts due from the customers, and other receivables from cash advances to employees, related parties or third parties. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience, as well as current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. For current accounts receivable which are expected to be collected within one year, the Company reserved 30%, 50% and 100% for account receivable balances with aging more than one year, two years and more than three years based on the nature of the business and AR collection history, respectively. The following table consists of allowance for doubtful accounts receivable.

Allowance for doubtful accounts, January 1, 2009	$151,094
Addition	495,139
Recovery	-

Translation adjustment	-
Allowance for doubtful accounts, September 30, 2009 (unaudited)	$646,233

Accounts receivables which are expected to be collected after twelve months are reclassified as long-term assets. The Company reserved 30%, 50% and 100% for account receivable balances with aging more than one year, two years and more than three years based on the nature of the business and AR collection history, respectively. The Company did not reserve allowance for doubtful retainage receivables (further discussed in Note 3) because the Company does not recognize the portion of retainage fee as sales revenue until payment is received.

The following table consists of allowance for doubtful long-term accounts receivable

Allowance for doubtful long-term accounts, January 1, 2009	$-
Addition	231,808
Recovery	-

Translation adjustment	-
Allowance for doubtful long-term accounts, September 30, 2009 (unaudited)	$231,808

(i) Inventories

Inventories are comprised of raw materials and work in progress and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory aged more than one year was reclassified as non-current asset. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically. The obsolescence is recorded as a reserve against the inventory. The cost in excess of net realizable value is written off and recorded as additional cost of goods sold. There were no obsolescence as of September 30, 2009 and December 31, 2008.

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

	September 30, 2009	December 31, 2008
	(Unaudited)
Contr Contract costs incurred plus recognized profits	$3,588,446	$-
Less progress billings	-	-
Costs and estimated earnings in excess of billings	$3,588,446	$-

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

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2009 and December 31, 2008, management believes there were no impairments for its long-lived assets.

(m) Customer deposits

Customer deposits represent amounts advanced by customers on product or services orders. The product (service) normally is shipped (rended) and services within one year after receipt of the advance payment, and the related sales are recognized in accordance with the Company’s revenue recognition policy.

(n) Income taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standard Board (“FASB”)’s accounting standards for income taxes. The deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Under the FASB’s accounting standard for accounting for uncertainly in income taxes, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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

(p) Stock based compensation

The Company records and reports stock-based compensation pursuant to the FASB’s accounting standard which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with the FASB’s standard and the accounting standard regarding equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts, and long-term construction-type contracts, the company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which we recognize revenue.

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 6 months to two years). Pursuant to accounting standard regarding Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, when disclosing product warranties, the guarantor is required to disclose: (i) the guarantor's accounting policy and methodology used in determining its liability for product warranties, and (ii) a tabular reconciliation of the changes in the guarantor's aggregate product warranty liability for the reporting period. The Company records the retainage as deferred revenue until the customers pay it after the warranty period expires, at which time the Company recognizes revenue. Further, a tabular reconciliation of the changes in the company's aggregate product warranty liability for the reporting period is included in Note 8 to these consolidated financial statements.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses which totaled $83,013 and  $69,987 for the three months ended September 30, 2009 and 2008, respectively , and $346,090 and $ 333,269 for the nine months ended September 30, 2009 and 2008 , respectively.

 (r) Fair value of financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted accounting standard regarding fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

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

The Company's long-term receivable amounted to $1,571,238 and $377,368 at September 30, 2009 and December 31, 2008, respectively. Because there is no quoted or observable market price for the fair value of receivables, the Company used the Level 3 inputs for its valuation methodology. The determination of the fair value was based on the contracted amount. The fair value of the long-term receivable approximated the contracted amount, or the book value as of September 30, 2009 and December 31, 2008.

On April 15, 2008, the Company issued 3,937,121 warrants exercisable into 1,968,561 shares of common stock. On May 21, 2009, the Company issued warrants exercisable into 1,388,889 shares of common stock. As of September 30, 2009 and December 31, 2008, the carrying value of the warrant liabilities in the amount of $2,941,248 and $2,996,138, respectively. Due to the short trading history of the Company’s stock, the input to the valuation of the underlying warrants is adjusted on each financial statement date based on other similar public companies’ (similar industry, similar size and length of operating) quoted prices on the active stock market.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant liabilities	$2,941,248	-	-	$2,941,248

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

(u) Recent accounting pronouncements

The accounting standard regarding disclosures about derivative instruments and hedging activities became effective for the Company on January 1, 2009.   The FASB standard seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, the standard requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of the standard did not have a impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued an accounting standard regarding amendments to the impairment guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The standard changes the impairment model to be more consistent. The standard achieves this by amending the impairment model to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of the standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is to applied prospectively with retrospective application not permitted. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this standard must also early adopt the accounting standard regarding recognition and presentation of other-than-temporary impairments. Additionally, if an entity elects to early adopt either standards , it must also elect to early adopt this standard. We are currently evaluating this new standard but do not believe that has a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to amend the accounting standard regarding certain investments in debt and equity securities and the accounting standard regarding certain investments held by not-for-profit organizations, and an standard regarding recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FASB standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued an accounting standard addressing subsequent events to provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted the standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued an accounting standard regarding transfers of financial assets. The standard amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. The standard is effective for the Company beginning in 2010.

In June 2009, the FASB issued an accounting standard to modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. The standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting the standard.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 – Accounts Receivable

	September 30, 2009	December 31, 2008
	(Unaudited)
Current accounts receivable-trade	$3,547,629	$4,742,963

Subtract: Allowance for bad debts -current	(646,233)	(151,094)
Current account receivable – trade , net	2,901,396	4,591,869

Current accounts receivable - retainage	1,308,216	1,349,333
Accounts receivable- current, net	$4,209,612	$5,941,202

	September 30, 2009	December 31, 2008
	(Unaudited)
Long term account receivable -trade	$772,695	$-
Subtract: Allowance for bad debts -LT	(231,808)	-

Long-term accounts receivable, trade, net	540,887	-

Long term accounts receivable- retainage	1,030,351	377,368
Accounts receivable – long-term, net	$1,571,238	$377,368

The Company reclassified accounts receivable which are expected to be collected after one year as long- term assets. As of September 30, 2009 and December 31, 2008, Long-term account receivables amounted to $1,571,238 and $377,368, respectively, including $1,030,351 and $377,368 long-term retainage receivables, respectively.

The Company offers a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage for pending completion of quality inspection during the limited warranty period. Generally, the Company provides most of its customers with a limited 6 months to two years warranty period during which to complete the quality inspection. The Company records the retainage as deferred revenue (see Note 7). When the products pass the quality inspection or the warranty period expires, customers pay the retainage fee and the Company recognizes sales revenue. As of September 30, 2009 and December 31, 2008, amounts billed under contracted retainage provisions were $2,181,974 and $1,726,701. Those amounts are included in deferred revenue until earned.

Note 4 – Inventories

As of September 30, 2009 and December 31, 2008, inventories -current consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$1,913,120	$2,013,311
Work in progress	3,549,707	5,761,464
Finished goods	266,507
Total inventories - current	$5,729,334	$7,774,775

As of December 31, 2008, management determined that the carrying amount of raw materials exceeded prices currently available; therefore, $98,251 was written off and the amount had been included in cost of goods sold for the year ended December 31, 2008. No inventory was written off as of September 30, 2009.

As of September 30, 2009, the Company has reclassified $1,770,754 work in progress to non-current assets since it was aged more than one year.

Note 5 – Equipment, Net

As of September 30, 2009 and December 31, 2008, equipment consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Machinery equipment	$705,333	$602,728
Transportation equipment	270,419	249,177
Office equipment	427,417	390,398
Subtotal	1,403,169	1,242,303
Accumulated depreciation	(531,382)	(391,415)
Equipment, net	$871,787	$850,888

Depreciation expense for the three months ended September 30, 2009 and 2008 were $49,806 and $32,967, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 were $139,862 and $84,142, respectively.

Note 6 – Short Term Bank Loans

The Company had a short term loan from one bank in China for $381,420 at December 31, 2008 which matured on January 15, 2009 with a 7.47% average interest rate. The bank loan was collateralized by Shanghai Engineering leased office space, which is owned jointly by Mr. Wu and his son. The full amount of $381,420 was repaid on January 16, 2009.

On September 1, 2009, the company borrowed $880,200 short term loan form one bank in China which to be matured on August 31, 2010 with a 5.841% annual interest rate. The bank loan was collateralized by Shangshai Engineering leased office space.

Interest expense for the three months ended September 30, 2009 and 2008 was $4,281 and $7,944, respectively; and interest expense for the nine months ended September 30, 2009 and 2008 was $6,337 and $20,111, respectively.

Note 7 – Deferred Revenue

Deferred revenue represents the retainage held by customers during the quality inspection process. When the products pass the inspection, customers pay the retainage fee and the Company recognizes sales revenue (See Note 3). As of September 30, 2009 and December 31, 2008, deferred revenue amounted to $2,181,974 and $1,726,701, respectively.

Deferred revenue, December 31, 2008	$1,726,701
Addition	550,060
Collection	(94,787)
Deferred revenue, September 30, 2009 (unaudited)	$2,181,974

Note 8 - Warrants Liabilities

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding instrument that are Indexed to an Entity’s Own Stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result, 2,026,431 warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Of these warrants, 1,968,561 warrants have an exercise price of $2.58 expired in 2013, and 57,870 warrants have an exercise price of $2.16 and expire in August 2010. As such, effective January 1, 2009, we reclassified the fair value of these warrants, from equity to liability status as if these warrants were treated as a derivative liability since their corresponding issuance dates.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a gain of cumulative effect adjustment of $683,123 to beginning retained earnings and $2,996,138 to long-term derivative instruments to recognize the fair value of such warrants on such date. The fair value of these warrants decreased to $1,618,049 as of September 30, 2009. As such, the Company recognized a gain of $564,850 and $1,405,494 from the change in fair value of these warrants for the three months and nine months ended September 30, 2009, respectively.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model(“Black-Scholes Model”)using the following assumptions:

	September 30, 2009 (Unaudited)		December 31, 2008
Number of shares exercisable (a)	1,968,561	57,870	1,968,561	57,870

Stock price	$1.20	$1.20	$1.80	$1.80

Strike price(b)	$2.41	$2.16	$2.58	$2.16

Annual dividend yield	-	-	-	-

Expected remaining term (years)	3.54	0.91	4.30	1.65

Risk-free interest rate	1.45%	0.40%	0.88%	0.88%

Expected volatility	125%	125%	140%	140%

(a)	Taken into consideration that two warrants are exercisable to one share of the Company’s common stock.

(b)	The Company re-set the strike price of the warrants granted in 2008 from $2.58 to $2.41 on May 21, 2009. Refer to Note 14 for more details.

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

In addition, the Company granted Commitment Warrants (defined in Note 9) exercisable for 1,388,889 shares of the Company’s common stock on May 21, 2009. Those Commitment Warrants were treated as a liability because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency RMB. All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The fair values of Commitment Warrants were $1,323,199 and $2,026,261 at September 30, 2009 and May 21, 2009, respectively. The Company recognized $376,427 and $703,062 gain on change in fair value of the Commitment Warrants liability for the three months and nine months ended September 30, 2009, respectively.

Note 9 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note are for the construction of a new plant located in China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the three and nine months ended September 30, 2009, interest expense of $2,603 was incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Commitment Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of this Convertible Note divided by the conversion price of $1.80. In connection with this Convertible Notes, the Company agreed to issue to the Lender one hundred shares of Series B preferred stock that provide for voting rights and directorships in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount. As of September 30, 2009, there was no Series B preferred stock issued.

The Company used the Black-Scholes Model to calculate the value of the Commitment Warrants at the grant date and the reporting date using the following assumptions:

	September 30, 2009	May 21, 2009 (Grant date)
	(Unaudited)
Number of shares exercisable (a)	1,388,889	1,388,889
Stock price	1.20	1.73
Strike price	1.80	1.80
Annual dividend yield	-	-
Expected life (years)	4.64	5.0
Risk-free interest rate	2.31%	2.16%
Expected volatility	125%	125%

(a) One warrant is exercisable to one share of the Company’s common stock.

The value of the warrants at the grant date was treated as a commitment fee for obtaining the Convertible Notes, recorded as a deferred finance cost, and to be amortized over twenty eight months  ( two years of the term of the Convertible Notes and four-month window period to draw down such Convertible Notes). For the three months and nine months ended September 30, 2009, $210,182 and $299,004 deferred finance cost, respectively, was amortized and charged to finance expense.

Note 10 – Taxation

The New Enterprise Income Tax ("EIT") law was effective January 1, 2008 and the standard EIT rate is 25%. Pursuant to the PRC tax law, net operating loss can be carried forward 5 years to offset future taxable income.

Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. Vessel Works Division, CER Shanghai and CER Yangzhou are subject to enterprise income tax at a statutory rate of 25%.  Shanghai Environmental enjoyed a tax exemption from June 2007 to December 2008 according to a tax bureau declaration and is subject to a 25% income tax rate after January 1, 2009.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three months and nine months ended September 30, 2009 and 2008, as those subsidiaries did not generate any taxable profits during the periods.

The provisions for income taxes consist of the following for the three months and nine months ended September 30, 2009 and 2008:

	The three months ended September 30,		The nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
US current income tax expense	$-	$-	$-	$-
HK current income tax expense	-	-	-	-
PRC income expense (benefit)	(43,718)	204,434	(119,210)	411,639
Total provision (benefit) for income taxes	$(43,718)	$204,434	$(119,210)	$411,639

For the three months ended September 30, 2009, the Company recognized $68,651 of PRC income tax benefit that was fully reserved from the net operation loss of Vessel Works Division and Shanghai Engineering as management believes it is more likely than not that it will be realized in the future. The current provision for income tax for the three months ended September 30, 2009 was $24,933.

For the nine months ended September 30, 2009, the Company recognized $221,587 of PRC income tax benefit that was fully reserved from the net operation loss of Vessel Works Division and Shanghai Engineering as management believes it is more likely than not that it will be realized in the future. The current provision for income tax for the nine months ended September 30, 2009 was $102,377.

The principal component of the deferred income tax assets is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Beginning balance	$-	$-

Vessel Works Division, Net operating loss carry-forward	835,344	-
Effective tax rate	25%	25%
Deferred tax asset	$208,833	$-

Shanghai Engineering, Net operating loss carry-forward	85,029	-
Effective tax rate	15%	15%
Deferred tax asset	$12,754	$-

Exchange difference	170	-
Totals	$221,757	$-

The following table reconciles the statutory rates to the Company's effective tax rate for the periods ended September 30, 2009 and 2008.

	The three months ended September 30,		The nine months ended September 30,
	2009	2008	2009	2008
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0

China income tax exemption	-	(15.0)	-	(7.0)

Other item (1)	2.2%	35.5%	(11.2)%	15.7%
Effective tax rate	27.2%	45.5%	13.8%	33.7%

(1) The 2.2% and -11.2% for the three months and nine months ended September 30, 2009, respectively, mainly represent the $941,277 and $2,108,556, respectively, gain of change in the fair value of the warrant liabilities recognized by the Company which is not subject to income tax, offset by the $1,118,816 and $2,095,926 expenses, respectively, incurred by the US entity that are not deductible in PRC.  The 35.5% and 15.7% for the three months and nine months ended September 30, 2008, respectively, represent the $531,312 and $963,505 expenses, respectively, incurred by the US entity that are not deductible in PRC.

Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months and nine months ended September 30, 2009, it had net loss result in no China income tax exemption was taken. The estimated tax savings from the tax exemptions for the three months ended September 30, 2009 and 2008 amounted to $0 and $14,085, respectively. The estimated tax savings from the tax exemptions for the nine months ended September 30, 2009 and 2008 amounted to $0 and $123,521, respectively. The net effect on earnings (loss) per share had the income tax been applied is deminimis for three months and nine months ended September 30, 2009 and September 30, 2008.

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the nine months ended September 30, 2009. The net operating loss carry forwards for the U.S. income tax purposes is approximately $1.5 million for the nine months ended September 30, 2009, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2009 and December 31, 2008. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The valuation allowances as of September 30, 2009 and December 31, 2008 were as follow:
Amount
Balance of January 01, 2008	$333,898
Increase	497,122
Balance of December 31, 2008	831,020
Increase (unaudited)	703,298
Balance of September 30, 2009 (unaudited)	$1,534,318

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $2,279,175 as of September 30, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax (“ VAT” )

VAT on sales and VAT on purchases were $1,752,498 and $1,095,728 for the three months ended September 30, 2009, and $1,270,568 and $1,355,375 for the three months ended September 30, 2008, respectively. VAT on sales and VAT on purchases amounted to $4,202,443 and $2,992,913 for the nine months ended September 30, 2009, and$3,452,434 and $3,094,739 for the nine months ended September 30, 2008, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable

Taxes payable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
VAT tax payable	$1,349,753	$1,516,896
Income tax payable	725,648	560,583
Other taxes payable	49,965	205,142
Total tax payable	$2,125,366	$2,282,621

Note 11 – Segment Information

Accounting standards regarding disclosure about segments of an enterprise and related information requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

 The Company’s chief operating decision maker, our CEO, has identified all activities of the Company’s subsidiaries to be conducted within one single reporting segment under the accounting standard.

The Company derives revenue from the following sources (i) manufacture and sale of products; (ii) design services and (iii) EPC contracts that involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation. Revenue by the above categories for the three months ended September 30, 2009 and 2008 are summarized as follows:

	2009	2008
	(Unaudited)
Revenue:
Product	$3,893,807	$3,885,389
Services	-	323,522
EPC contracts	2,170,993	1,914,793
Totals	$6,064,800	$6,123,704

Revenue by the above categories for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	2009	2008
	(Unaudited)
Revenue:
Product	$11,356,778	$12,877,085
Services	-	1,134,057
EPC contracts	3,585,755	1,969,049
Totals	$14,942,533	$15,980,191

Note 12 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings(losses) per share excludes dilution and is computed by dividing net income(losses) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008:

	2009	2008
	(Unaudited)	(Unaudited)
For the three months ended September 30, 2009 and 2008
Net (loss) income for basic and diluted earnings(losses) per share	$(117,006)	$244,856

Weighted average shares - basic	29,938,818	27,460,695
Diluted effect of convertible preferred stocks and warrants	-	2,711,273
Weighted average shares - diluted	29,938,818	30,171,968

Earnings(loss) per share:
Basic	$-	$0.01
Diluted	$-	$0.01

For the nine months ended September 30, 2009 and 2008
Net (loss) income for basic and diluted earnings per share	$(746,108)	$809,088

Weighted average shares - basic	29,931,806	24,415,471
Diluted effect of convertible preferred stocks and options	-	1,628,934
Weighted average shares - diluted	29,931,806	26,044,405

Earnings (loss )per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

For the three months and nine months ended September 30, 2009, there was no diluted effect to loss per share due to the net loss incurred.

For the three months and nine months ended September 30, 2008, convertible preferred stock, 57,870 warrants and 75,000 options were included in the diluted earnings per share calculation.

Note 13 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Wu to lease an office. For the nine months ended September 30, 2009 and 2008, the Company incurred $39,579 and $6,000 as rental expense to Mr. Wu's son.

Mr. Qinghuan Wu was the director of Zhejiang Jiahua Industry Park Investment Development Co., Ltd (“Jiahua”) before August 2008. Jiahua was a major customer of the Company. Transactions between Jiahua and the Company were presented as related party transactions prior to December 31, 2008. Balances of account receivable, other payable and deferred revenue related to Jiahua at December 31, 2008 were $1,006,060, $65,078, and $208,270, respectively, and they are no longer presented as related party transactions on the accompanying consolidated financial statements.

Note 14 – Shareholders' equity

Series A Convertible Preferred Stock

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consisted of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs, including commissions, legal fees and transaction expenses were $1,884,902. 7,159,278 shares of Series A Convertible Preferred Stock had been converted into 3,579,639 shares of the Company's common stock as of December 31, 2008.

On March 3, 2009, 47,000 shares of Series A convertible preferred stock were converted to 23,500 shares of common stock.

On June 19 2009, 5,000 shares of Series A convertible preferred stock were converted to 2,647 shares of common stock.

As of September 30, 2009 and December 31, 2008, the Company had 662,963 and 714,963 shares of Series A convertible preferred stock issued and outstanding, respectively.

Adjustment of  Series A Convertible Preferred Stock Conversion Price

In accordance to the anti-dilution clause of the afore-mentioned Financing, if the Company shall issue additional shares without consideration or for consideration per share less than the Series A Conversion Price immediately prior to the issuance, such conversion price will be adjusted.

As disclosed in Note 9, the Company entered into a Convertible Notes Agreement to borrow up to $5,000,000 by issuing convertible notes and granting warrants. Since the conversion price of the Convertible Notes and the exercise price of the Commitment Warrants, both at $1.80, were less than the original conversion price of the Series A convertible preferred stock of $2.16, and the exercise price of the warrants issued concurrently with the Series A convertible preferred stock of $2.58, on May 21, 2009, the Company adjusted the conversion price of the Series A convertible preferred stock and the exercise price of the warrants to $2.04 and $2.41, respectively.

The Company believes that the accounting standard regarding convertible securities with beneficial conversion features or contingently adjustable conversion ratios in Note 2 should be followed in order to value the adjustment in the conversion price of the Series A preferred stock. The Company used the intrinsic value method to determine the value of the incremental shares that the holders of Series A preferred stock would receive upon conversion. Immediately before and after the anti-dilution adjustment on May 21, 2009, the number of common stock to be received if all outstanding Series A preferred stock converted were 333,981 and 353,352, respectively; and the value of common shares if converted were $577,787 and $611,300, respectively. For the three months and nine months ended September 30, 2009, $33,512 of change on intrinsic value of the Series A preferred stock was adjusted between retained earning and additional paid in capital.

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

Warrant liability was $2,538,060 and $2,565,465 immediately before and after the anti-dilution adjustment, respectively. The change in fair value of warrants of $27,405 was charged to finance expense for the three and the nine months ended September 30, 2009.

Series B Preferred Stock

In connection with the Convertible Notes Agreement discussed in Note 9, the Company was required to issue the Lender one hundred shares of Series B Preferred Stock, par value at $0.001. The Series B preferred stock provides voting rights and directorships in the event of defaults which equal or exceed $1,000,000 in the aggregate. The Series B preferred stock is senior to all other capital stock of the Company. The holder of the Series B preferred stock will not be entitled to any dividends, any liquidation preference of any kind, nor any conversion rights to convert the Series B preferred stock into the Company’s common stock.  As of September 30, 2009, there were no Series B preferred stock has yet been issued and outstanding.

Common stock

On April 15, 2008, as the result of the closing of the Share Exchange disclosed in Note 1, the Company acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 (on a post-stock split basis) shares of the Company's common stock.

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

In February, 2008, the Company entered into several agreements with five third- party companies and agreed to issue a total of 475,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of common stock in exchange for investor relationship services. Market value of the services to be received amounted to $950,000. 475,000 shares were issued in May 2008.

On March 17, 2008, the Company entered into an agreement with a third- party company and agreed to issue 175,000 shares (post the 1-for-2 reverse stock conducted on April 16, 2008) of the Company's common stock in exchange for consulting services which are worth $350,000. 175,000 shares of common stock were issued in June 2008.

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

Distribution from variable interest entities

For the nine months ended September 30, 2009 and 2008, distributions from the variable interest entities prior to the Share Exchange amounted to $0 and $524,542, respectively.

Warrants

On August 27, 2007, the Company issued 57,870 warrants at an exercise price of $2.16 with an expected term of three years as a condition to making a Convertible Promissory Note. The fair value of the warrants was estimated using the Black-Scholes Model at the closing date of the Financing on April 15, 2008 per the Share Exchange Agreement disclosed in Note 1.

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

As disclosed in Note 9, the Company issued warrants exercisable into 1,388,889 shares of the Company’s common stock on May 21, 2009 as a deferred finance cost for obtaining the available convertible notes.

The Company has granted the holders of certain of the Company's warrants registration rights for the underlying shares of the Company's common stock. The Company has complied with the registration requirements through September 30, 2009, and therefore, has not accrued any penalties under the applicable registration rights.

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

Following is a summary of the warrant activity:

Outstanding as of January 1, 2008	57,870
Granted	4,187,122
Forfeited
Exercised	(250,000)
Outstanding as of December 31, 2008	3,994,992	(a)
Granted	1,388,889	(b)
Forfeited	-
Exercised	-
Outstanding warrants as of September 30, 2009	5,383,881

Following is a summary of the status of warrants outstanding at September 30, 2009:

Exercise Price	Number		Average Remaining Contractual Life
$2.16	57,870	(b)	0.92
$1.205	3,937,122	(a)	3.54
$1.80	1,388,889	(b)	4.64
Total	5,383,881

(a) Two warrants are exercisable to one share of the Company’s common stock.
(b) One warrant is exercisable to one share of the Company’s common stock

For the three months and nine months ended September 30, 2009, the Company recognized compensation expenses in the form of common stock and warrants of $193,644 and $878,252, respectively. For the three months and nine months ended September 30, 2008, the Company recognized compensation expense in the form of common stock and warrants for $149,865 and $307,637, respectively.

Stock Options

On September 18, 2008, the Company appointed three new independent directors and granted them stock options to purchase an aggregate of 260,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the two year period beginning from October 1, 2008. On June 24, 2009, the Company appointed another independent director and granted him a stock option to purchase 500,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the three year period beginning from July 1, 2009. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status. Also on September 18, 2008, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock to two consultants who contract with the Company on a month-to-month basis. Those options vested immediately upon being granted. In September 2009, one consultant gave up the options to purchase 50,000 shares of the Company’s common stock. All stock options granted are subject to the Company’s stock option plan which was approved by the Board of the Company on October 29, 2008.

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

For the three months and nine months ended September 30, 2009, the Company recognized $120,476 and $235,364, respectively, of compensation expense in the form of options. For the three months and nine months ended September 30, 2008, the company recognized $73,254 compensation expenses in the form of options.

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Exercise price	Number	Average remaining contractual Term	Average exercise Price	Number	Average remaining contractual term
$2.90	260,000	1.00	2.90	130,000	1.00
$2.90	25,000	0.25	2.90	25,000	0.25
$1.58	500,000	2.75	1.58	62,500	2.75
Total	785,000			217,500	-

Following is a summary of the option activity:

Outstanding as of January 1, 2008	-
Granted	335,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	335,000
Granted	500,000
Forfeited	(50,000)
Exercised	-
Outstanding as of September 30, 2009 (unaudited)	785,000

On July 20, 2009, the Company terminated the service contract with a consultant. As a result, the options granted to him on September 18, 2009 to purchase 25,000 shares of the Company’s common stock expired on October 21, 2009.

On September 7, 2009, one of the Company’s independent directors resigned from the Company’s Board of Directors, effective October 1, 2009. The options granted to her on September 18, 2008 to purchase 50,000 shares of the Company’s common stock will expire on December 31, 2009.

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

The Company made contributions of $37,317 and $17,155 for employment benefits, including pension benefits for the three months ended September 30, 2009 and 2008, respectively. The Company made contributions of $96,886 and $39,234 for employment benefits, including pension benefits for the nine months ended September 30, 2009 and 2008, respectively.

Note 16 – Statutory Reserve

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiary and affiliates are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of September 30, 2009 and December 31, 2008, 50% of the registered capital of the Company approximately amounted $12,927,000 and $2,927,000.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company transferred $0 and $203,645, respectively, representing 10% of net income for the corresponding periods determined in accordance with PRC accounting rules and regulations, to this reserve. Statutory reserve amounted to $408,403 as of September, 2009 and December 31, 2008, respectively.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserve required were approximately $12,519,000 as of September 30, 2009.

Note 17 – Commitments and Contingencies

Capital contribution to CER Shanghai and CER Yangzhou

As described in Note 1, CER Shanghai has a registered capital of $5,000,000 of which approximately $3,380,000 has been invested before September 30, 2009, and the remaining is scheduled to be injected within two years of November 11, 2008, the issuance date of CER Shanghai’s business license. CER Yangzhou has a registered capital of $20,000,000 of which $3,000,000 was received on October 19, 2009 and $1,000,000 was received on November 4, 2009. The remained capital is scheduled to be injected within two years of August 28, 2011.

Operation commitment

On May 1, 2003, Shanghai Engineering entered into a cooperative manufacturing agreement with a PRC state-owned enterprise, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"). Pursuant to the agreement, Shanghai Si Fang leases one of its manufacturing facilities and licenses the use of the Si Fang brand, Shanghai Si Fang Boiler Factory-Vessel Works Division ("Vessel Works Division") to Shanghai Engineering. Vessel Works Division is a separate legal entity. The agreement is renewed every one to two years and expires on December 31, 2009. According to the agreement, Shanghai Engineering has the following rights: (i) complete control over the operations of Vessel Works Division; (ii) right of use of the property, plant and equipment of Vessel Works Division; (iii) use of the "Si Fang" brand name and license for pressure vessels; and (iv) right to the net profit of Vessel Works Division. Shanghai Si Fang provides quality control for the manufactured products. Shanghai Engineering pays factory rental and a management fee. Although Shanghai Engineering owns none of the outstanding equity interests in Vessel Works Division, the agreement provides Shanghai Engineering control over Vessel Works Division and the risks and rewards associated with equity ownership. Shanghai Engineering and Vessel Works Division are the primary operating entities owned or controlled by Poise Profit.

The annual integrated management fee is approximately $175,800 (RMB1,200,000) depending on the number of employees hired and the annual factory rental will be finalized after Shanghai Si Fang finalized its rental fee with Shanghai Jiangqiao Assets Management Company. The factory rental subsequently was agreed upon by two parties in the amount of $829,786 (RMB 5,663,679) for a two-year period and to be paid off by December 31, 2009.

For the three months ended September 30, 2009 and 2008, Shanghai Engineering has recorded a factory rental fee and integrated management fee of $132,505 and $75,214 under cost of revenue and general administrative expenses, respectively. For the nine months ended September 30, 2009 and 2008, Shanghai Engineering has recorded factory rental fee and the integrated management fee amounted to $397,515 and $225,644 under cost of revenue and general administrative expenses, respectively.

Minimum future lease payments under these leases for the two years and thereafter are as follow:

Years ended December 31,	Amount
2009	$132,587
2010 and thereafter	-
$132,587

On November 11, 2009, Shanghai Engineering extended the cooperative manufacturing agreement with Shanghai Si Fang to December 31, 2010. In 2010, the annual integrated management fee increased to approximately $234,600 (RMB1, 600,000) and will be paid by Shanghai Engineering on a quarterly basis. During the extended period, Shanghai Engineering will also pay the annual factory rental of approximately $265,106 (RMB1, 808,021) on a monthly basis.

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2009 and the monthly rental was increased to $4,380, which is approximately the market price  in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated. For the three months ended September 30, 2009 and 2008, the Company incurred $13,203 and $2,000 associated with this office rental, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred $39,585 and $6,000 associated with this office rental, respectively.

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

If CER Shanghai exercises the above purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payments. As of September 30, 2009, management has not decided yet whether the Company will purchase this office space. The Company has paid the first year’s rental fee in the amount of $146,300 and the security deposit of $292,600 in April 2009. The Company has amortized the prepaid rental fee using straight-line method over the 2-year lease period. For the three months and nine months ended September 30, 2009, $278,761 and $290,993 were charged to rental expense.

Minimum future lease payments under these leases are as follow:

Years ended December 31,	Amount
2009	$-
2010	849,900
Total	$849,900

Commitments related to the new manufacturing facility

On August 18, 2009, CER Hong Kong entered into a series of understandings with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which the Company plans to build a new manufacturing facility. The new plant will be planned as a world-class, state-of-the-art facility and will be dedicated to developing and manufacturing large-sized and sophisticated waste heat recovery systems and other related energy efficiency equipment.

Further to support CER’s waste heat recovery system development, the government will provide various preferential policies, including a government research and development grant estimated at $2.23 million, to be available to CER over time.  The proposed term of the land rights is 50 years, and the land price has been determined.  CER is obligated to establish a foreign investment enterprise for its investment, to meet certain minimum capital levels, to make certain minimum levels of investment in the plant (Approximately $293,255, RMB2 million, per Chinese acre; If not in two years, the land that is short of investment would need to be returned or the discrepant investment would need to be made.), and to satisfy established construction schedules (Start construction within 6 months upon obtaining the land. If construction would not start in one year, or the area developed would be less than 1/3 of the land, or the investment is less than 1/4 of the proposed investment and stop the development without approval, land unused fee would be imposed; the part of the unused land for over 2 years would need to be returned).

Accordingly, a foreign investment enterprise CER Yangzhou, was established on August 28, 2009 (described in Note 1 and above), with a registered capital of $20,000,000 which is scheduled to be injected over the subsequent two years of which $4 million was injected by November 4, 2009 to meet the minimum capital level requirement. CER has been following the construction schedules and fulfilling the investment requirement. Up to date, CER has spent approximately $3.5 million for the new plant mainly including approximately $2.44 million for the purchase of the land use right of the first land lot, approximately $143,695 of the initial payment for the design and feasibility study for the new plant construction, and approximately $936,950 of the initial payment for the construction structure.

Commitment to issue stock for services

There is a consulting service agreement in the process of the board approval in which the Company may issue 450,000 shares of the Company common stock to a consulting company in exchange for various consulting services received for the period from July 1, 2009 through September 30, 2009. The value of these services is estimated at $540,000 which was measured at the fair value of the Company’s common stock at September 30, 2009 pursuant to the service agreement. $540,000 was recorded as accrued liability at September 30, 2009 in the accompanying financial statements.

Note 18 – Subsequent event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued. No material subsequent events have occurred since September 30, 2009 that should be recorded or disclosed to keep the consolidated financial statements from being misleading.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the potential for and effect of future governmental regulation, fluctuation in global energy costs, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: the general economic conditions that may affect our customers desire or ability to invest in energy recovery systems; the cost of raw materials; the availability of environmental credits; the positive and adverse effect of governmental regulation affecting energy recovery systems; our reliance on customers in heavy industry, such as chemicals and steel production,  and state owned or controlled enterprises; competition in the industry of heat and energy recovery systems; the availability of and costs associated with potential sources of financing; difficulties associated with managing future growth; our ability to increase manufacturing capacity to meet demand; fluctuations in currency exchange rates; restrictions on foreign investments in China; uncertainties associated with the Chinese legal system; the loss of key personnel; and our ability to attract and retain new qualified personnel.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On January 24, 2008, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Poise Profit International, Ltd. ("Poise Profit") and the shareholders of Poise Profit. Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 41,514,179 (pre reverse split) shares of our common stock to the shareholders of Poise Profit. The share exchange (the "Share Exchange") transaction was consummated on April 15, 2008.

As a result of Share Exchange, our business operations consist of those of Poise Profit's Chinese subsidiary, Hi-tech, which were subsequently transferred to CER Hong Kong on December 3, 2008. CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

CER Hong Kong carries out its operations through its subsidiary CER Shanghai and an affiliated entity with which CER Hong Kong has a contractual relationship, Shanghai Engineering. Shanghai Engineering's manufacturing activities are carried out by Vessel Works Division located in Shanghai, China, through a lease agreement with Vessel Works Division's owner. The term “Company” refers to the group of companies described above.

The energy recovery systems that we produce capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, which allow industrial manufacturers to reduce a portion of their energy costs, shrink their emissions and potentially generate sellable emissions credits. We have primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment and help control their pollution output. We have installed more than 100 energy recovery systems throughout China and in a variety of international markets.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Fair Value Measurements

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

The Company adopted the Financial Accounting Standard Board (“FASB”)’s accounting standard regarding the fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

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

Liability for Warrants

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding instruments that are Indexed to an Entity’s Own Stock.  This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Consolidation of Variable Interest Entities

In accordance with the FASB’s Interpretation regarding the consolidation of variable interest entities, variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Each variable interest entity with which the Company is affiliated must be evaluated to determine who the primary beneficiary of the risks and rewards of ownership of the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity's financial information for financial reporting purposes.

We have concluded that Shanghai Engineering, Vessel Works Division (the leased manufacturing facilities), Shanghai Zhuyi Industry Co., Ltd. ("Zhuyi"), a former affiliated company liquidated in July 2007 originally formed to derive tax benefits, Shanghai Haiyin Hi-Tech Engineering Co., Ltd. ("Haiyin") a former affiliated company liquidated in January 2008 originally formed to derive tax benefits, and Shanghai Environmental are variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries. Under the requirements of FASB’s accounting standard, Poise Profit and CER Hong Kong consolidated the financial statements of Shanghai Engineering, Vessel Works Division, Zhuyi, Haiyin and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

Revenue Recognition

We derive revenue principally from (a) sales of our energy recovery systems; (b) provision of design services; and (c) provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where we provide all the services in the construction process from design, development, engineering, and manufacturing to installation. In providing design services, we design energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage us to manufacture the designed system or choose to present our drawings to other manufacturers for manufacturing and installation. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system, and we are involved throughout the entire process from design to installation.

Sales of our energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, we ship the products to our customers in their entirety in one batch.

We generally recognize revenues from product sales when (a) persuasive evidence of an arrangement exists, which is generally represented by a contract between us and the customer; (b) products are shipped; (c) title and risk of ownership have passed to the customer, which generally occurs at the time of delivery; (d) the customer accepts the products upon quality inspection performed by the customer; (e) the purchase price is agreed to between us and the customer; and (f) collectability is reasonably assured. Sales revenues represent the invoiced value of products, less returns and discounts, and net of value added tax.

We recognize revenues from design services when (a) the services are provided; (b) the design drawings are delivered; (c) invoices are issued; and (d) collectability is reasonably assured. We generally deliver the drawings in one batch.

The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a stand alone basis other than in connection with the facilities for which it was intended. In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts (1981)" issued by the American Institute of Certified Public Accountants (“AICPA”), the Company adopted the percentage of completion method in lieu of the completed contract method when: (a) it is possible to make reasonably reliable estimates of revenues and costs for the construction project; (b) the contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; (c) the purchaser has the ability and expectation to perform all contractual duties; and (d) the contractor has the same ability and expectation to perform. In contrast, this AICPA’s accounting standard  provides that the completed contract method should be used in rare circumstances where: (a) the contract is of a short duration; (b) the contract violates any one of the prongs described above for the percentage of completion method; or (c) the project involves documented extraordinary, nonrecurring business risks. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and we are able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, we have the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which we recognize revenues. The risks and rewards of ownership of the installed goods pass to the customer upon completion of each stage of the project. Hence, EPC contracts involve a continuous sale and transfer of ownership rights that occurs as the work progresses. Further, a customer has the right to require specific performance of the contract and the contracts do not involve any documented extraordinary nonrecurring business risks. Finally, according to the FASB’s accounting standard regarding long-term construction-type contracts, the percentage of completion method is preferable when recognizing revenues when the estimates of costs of completion and the extent of progress toward completion of long-term contracts are reasonably dependable. For the above-mentioned reasons, we recognize revenues from EPC contracts using the percentage of completion method based on the Accounting standards.

We offer a limited warranty to our customers pursuant to which our customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually one to two years). We record the retainage as deferred revenue until our customers pay it after the warranty period expires, at which time we recognize it as revenue.

Classification of Current/Non-Current Receivables

In view of the global economical slowdown, we have reviewed our receivable balances and reassessed each balance and its collectability during the forthcoming 12 months. We have reclassified certain of these outstanding balances to non-current assets where we determined that there is no certainty of collection within the next 12 months. We intend to closely monitor our receivables and focus on increasing collections over the next quarter.

Recent Accounting Pronouncements

The accounting standard regarding disclosures about derivative instruments and hedging activities became effective for the Company on January 1, 2009.   The FASB standard seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, the standard requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of the standard did not have a impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued an accounting standard regarding amendments to the impairment guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The standard changes the impairment model to be more consistent. The standard achieves this by amending the impairment model to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of the standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is to be applied prospectively with retrospective application not permitted. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this standard must also early adopt the accounting standard regarding recognition and presentation of other-than-temporary impairments. Additionally, if an entity elects to early adopt either standards, it must also elect to early adopt this standard. We are currently evaluating this new standard but do not believe that it will have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to amend the accounting standard regarding certain investments in debt and equity securities and the accounting standard regarding certain investments held by not-for-profit organizations, and an standard regarding recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FASB standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued an accounting standard addressing subsequent events to provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted the standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued an accounting standard regarding transfers of financial assets. The standard amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. The standard is effective for the Company beginning in 2010.

In June 2009, the FASB issued an accounting standard to modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. The standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting the standard.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for owner-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentage s)
REVENUES	6,064,800	100.0%	6,123,704	100.0%

COST OF REVENUES	4,691,381	77.4%	4,513,038	73.7%

GROSS PROFIT	1,373,419	22.6%	1,610,666	26.3%

OPERATING EXPENSES	2,292,301	37.8%	1,184,844	19.3%

INCOME (LOSS) FROM OPERATIONS	(918,882)	-15.2%	425,822	7.0%

OTHER INCOME (EXPENSE), NET
Gain on change in fair value of warrants	941,277	15.5%	-	-
Finance expense	(210,182)	-3.5%	-	-
Interest income (expense), net	(6,081)	-0.1%	14,823	0.2%
Other non-operating (expenses) income, net	33,144	0.5%	8,645	0.1%

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(160,724)	-2.7%	449,290	7.3%

PROVISION (BENEFIT) FOR INCOME TAXES	(43,718)	-0.7%	204,434	3.3%

NET INCOME (LOSS)	(117,006)	-1.9%	244,856	4.0%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	8,784	0.1%	469	0.0%

COMPREHENSIVE INCOME (LOSS)	(108,222)	-1.8%	245,325	4.0%

Revenues. Revenue was $6,064,800 for the three months ended September 30, 2009, as compared to $6,123,704 for the three months ended September 30, 2008, a decrease of $58,904 or 1.0%. This slight decrease was mainly due to the decrease in the overall amount of revenue under our outstanding contracts. The detailed changes are as follows:

	2009	2008	Change ($)	Change (%)
Average Revenue per Contract
Products	216,323	259,026	(42,703)	(16.5)
Design Services	-	161,761	(161,761)	(100.0)
EPC	2,170,993	1,914,793	256,200	13.4
Average Revenue per Contract	319,200	340,206	(21,006)	(6.1)
Number of Contracts Completed
Products	18	15	3	20.0
Design Services		2	(2)	(100.0)
EPC	1	1	-	-
Total Number of Contracts Completed	19	18	1	5.6%

The number of product contracts completed increased by 3 to 18 while average revenue per contract from product sales decreased by $42,703 for the three months ended September 30, 2009 compared to the same period of 2008. No revenue was recognized from design services during the three months ended September 30, 2009.  There was approximately $2.17 million in revenue from an EPC project with Sopo ND, using the percentage of completion method, in the three months ended September 30, 2009.

Though the revenue slightly decreased as compared to those of the same period of 2008, it is expected that revenues for the rest of the year will continue similar levels as before, because we have continued to secure orders that will be completed in future periods. With the recovery of the economy and the Chinese governments’ emphasis on energy efficiency and pollution reduction, it is anticipated that new business will continue to grow in the future periods. We believe we are among the few companies in the industry with the necessary design and engineering capability to satisfy the growing market demand for larger energy recovery systems. Further, we have been expanding our marketing efforts to win new contracts by attending trade events both inside China and overseas, hosting focused industry seminars, increasing selling efforts to repeat customers and actively pursuing new customer prospects, and partnering with large engineering houses. We also are in the process of building a new state-of-the-art manufacturing facility, which is expected to be completed in late 2010, which is designed to expand our production capacity and solve the capacity limitations we experience at our current leased facility. The new plant with a higher efficiency and greater capacity, once in place, is expected to enable us to increase our sales and gross margins.

Cost of Revenues. Cost of revenues was $4,691,381 for the three months ended September 30, 2009, as compared to $4,513,038 for the three months ended September 30, 2008, an increase of $178,343 or 4%. As a percentage of revenues, cost of revenues increased by 3.7% from 73.7% for the three months ended September 30, 2008 to 77.4% for the same period in 2009. Even though the price of various steel-made materials decreased by between 18% and 32% in the three months ended September 30, 2009, as compared to the same period in 2008, the per unit cost for overhead fixed costs increased due to both lower volume of product revenue and an increase of salaries as a result of company-wide gradual salary increases beginning in April 2008 and an increase of the rental expenses for the leased manufacturing facilities. In light of the current market situation, management expects the price of steel, one of the principal raw material components in our products, and the prices of our other raw materials will tend to rise in the future periods. We expect that we will adjust the prices of our products and services accordingly to minimize such an impact on our results of operations. Although we try to anticipate the cost of production increases when bidding on contracts, there may be contracts that we have entered which may not permit us to raise our prices, and therefore, we may experience reduced margins or a loss under such agreements.  Management will continually assess any rising costs and any inflationary pressures, and attempt to take action to protect the results of operations.

Gross Profit. Gross profit was $1,373,419 for the three months ended September 30, 2009, as compared to $1,610,666 for the three months ended September 30, 2008, a decrease of $237,247or 14.7%.  Besides the higher percentage of cost of revenue explained above, the decrease also resulted from higher margin of an EPC contract completed in 2008 which required special process technologies and expertise that we possess,.

Operating Expenses. Operating expenses increased to $2,292,301 for the three months ended September 30, 2009, as compared to $1,184,844 for the three months ended September 30, 2008, an increase of $1,107,457 or 93.5%. Operating expenses, as a percentage of revenue, increased from 19.3% for the three months ended September 30, 2008 to 37.8% for the same period in 2009, an increase of 18.5%. The increase is mainly attributable to the expenses related to public company costs and the increase in the allowance for doubtful accounts. The Company incurred an aggregate of $1,210,336 and $531,270 related to public company expenses including $854,119 and $223,119 of non-cash expenses for the three months ended September 30, 2009 and September 30, 2008, respectively. Those non-cash expenses are related to the amortization of common stock and warrants issued in 2008 for investor relations consulting services, the value of the vested stock options for services rendered issued to our non-employee directors. The Company also accrued a service charge to a consulting company for various investor relations, business development, financing and product marketing consulting services incurred during the three months ended September 30, 2009. The allowance for doubtful accounts amounted to $198,761 during the three months ended September 30, 2009, as compared to $80,031 in the same period of 2008. The Company reserved 30%, 50% and 100% for accounts receivable balances expected  to be collected within one year with aging more than one year, between one and two years and more than two years, based on the nature of the business and accounts receivable collection history, respectively.

Income (Loss) from Operations. Loss from operations totaled $918,882 for the period ended September 30, 2009, as compared to an income of $425,822 for the same period in 2008, a decrease of $1,344,704. The decrease is mainly attributable to increase in operating expenses and lower gross profit.

Gain on Change in Fair Value of Warrants. On January 1, 2009, the Company adopted a FASB accounting standard and reclassified the value of the warrants issued in connection with the Series A financing, which closed in April 2008, from additional paid-in capital, as a gain of cumulative effect adjustment of $683,123 to beginning retained earnings and $2,996,138 to long-term derivative instruments to recognize the fair value of outstanding warrants classified as derivative instrument at such date. The fair value of those warrants was $1,618,048 and $2,182,898 at September 30, 2009 and June 30, 2009, respectively. As such, we recognized a gain of $564,850 from the change in fair value of these warrants for the three months ended September 30, 2009. On May 21, 2009, related to the $5 million convertible financing which we signed, we issued a transferable separate warrant to purchase an aggregate of up to 1,388,889 shares of the Company’s common stock at an exercise price of $1.80 per share. The fair value of the warrant was $2,026,261 at May 21, 2009. The fair value of these warrants was $1,323,199 and $1,699,626 at September 30, 2009 and June 30, 2009, respectively. The Company recognized $376,427 gain on change in fair value of such a warrant liability for the three months ended September 30, 2009.

Finance Expense. The Company incurred a finance expense of $210,182 during the three months ended September 30, 2009, as compared to none in the same period in 2008. The Company entered into a Convertible Note Agreement to borrow up to $5,000,000 by issuing a convertible note and granting warrants in May 2009. The value of $2,026,261 of the warrants at the grant date was treated as a commitment fee for obtaining the convertible note, recorded as a deferred finance cost, and is to be amortized over two years and four months (two years of the term of the convertible note and four month period before the Company drew down the full amount of the available funds of $5,000,000 under the convertible note on September 28, 2009).

Interest Expenses (Income). Net interest expenses were $6,081 for the three months ended September 30, 2009, as compared to interest income of $14,823 for the same period in 2008, This change is mainly due to the interest expenses incurred in relation to the $5,000,000 convertible note which the Company drew down on September 28, 2009, pursuant to the Convertible Note Agreement and to the funds borrowed in the amount of approximately $880,000 under a short-term bank loan entered into on September 1, 2009.  We expect interest expense to increase significantly in the following months as the full effect of the drawdown of the Convertible Notes is recognized.

Other Non-operating (Expenses) Income, Net.   The Company had non-operating income of $33,144 for the three months ended September 30, 2009, as compared to $8,645 non-operating income for the same period in 2008, an increase of $24,499. The amount mainly consisted of tax refunds of our various Chinese variable interest entities during the three months ended September 30, 2009 and 2008.

Income (Loss) from Operations before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $160,724 for the three months ended September 30, 2009, as compared to an income of $449,290 for the same period in 2008, a decrease of $610,014.

Provision (Benefit) for Income Taxes. The normal applicable income tax rates for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended September 30, 2009, the Company incurred $43,718 of income tax benefit, as compared to income tax provision of $204,434 for the three months ended September 30, 2008, an absolute change of $248,152. This change mainly resulted from losses incurred by our Chinese variable interest entities which can be used as an offset to future net income.

Net Income (Loss). Net loss was $117,006 for the three months ended September 30, 2009, as compared to a net income of $244,856 for the three months ended September 30, 2008, a decrease of $361,862. It is mainly due to increase in operating expenses and lower gross profit.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine Months ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentage s)
REVENUES	14,942,533	100.0%	15,980,191	100.0%

COST OF REVENUES	11,936,853	79.9%	12,467,448	78.0%

GROSS PROFIT	3,005,680	20.1%	3,512,743	22.0%

OPERATING EXPENSES	5,648,822	37.8%	2,273,105	14.2%

INCOME (LOSS) FROM OPERATIONS	(2,643,142)	-17.7%	1,239,638	7.8%

OTHER (EXPENSE) INCOME, NET
Gain on change in fair value of warrants	2,108,556	14.1%	-	-
Finance Expense	(326,409)	-2.2%	-	-
Interest expenses, net	(3,175)	0.0%	(49,954)	-0.3%
Other non-operating (expenses) income, net	(1,148)	0.0%	31,043	0.2%

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(865,318)	-5.8%	1,220,727	7.6%

(BENEFIT) PROVISION FOR INCOME TAXES	(119,210)	-0.8%	411,639	2.6%

NET INCOME (LOSS)	(746,108)	-5.0%	809,088	5.1%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	37,837	0.3%	(44,436)	-0.3%

COMPREHENSIVE INCOME (LOSS)	(708,271)	-4.7%	764,652	4.8%

Revenues. Revenue was $14,942,533 for the nine months ended September 30, 2009 as compared to $15,980,191 for the nine months ended September 30, 2008, a decrease of $1,037,658 or 6.5%. The detailed changes are as follows:

	2009	2008	Change ($)	Change (%)
Average Revenue per Contract
Products	324,465	238,465	86,000	36.1
Design Services		226,811	(226,811)	(100.0)
EPC	3,585,755	1,969,049	1,616,706	82.1
Average Revenue per Contract	415,070	266,336	148,734	55.8
Number of Contracts Completed
Products	35	54	(19)	(35.2)
Design Services	-	5	(5)	(100.0)
EPC	1	1	-	-
Total Number of Contracts Completed	36	60	(24)	(40.0)

Although the average sales revenue recognized per product contract increased by $86,000 from $238,465 for the nine months ended September 30, 2008 to $324,465 for the same period of 2009, the number of product contracts we completed decreased from 54 to 35 due to the worldwide financial crisis. In addition, there was $3,585,755 of revenue recognized from an EPC project with Sopo ND, using the percentage of completion method, in the nine months ended September 30, 2009.

Though the revenue decreased as compared to those of the same period of 2008, it is expected that revenues for the rest of the year will continue at similar levels as before, because we have continued to secure orders that will be completed in future periods. With the recovery of the economy and the Chinese governments’ emphasis on energy efficiency and pollution reduction, it is anticipated that new business will continue to grow in the future periods. We believe we are among the few companies in the industry with the necessary design and engineering capability to satisfy the growing market demand for larger energy recovery systems. Further, we have been expanding our marketing efforts to win new contracts by attending trade events both inside China and overseas, hosting focused industry seminars, increasing selling efforts to repeat customers and actively pursuing new customer prospects, and partnering with large engineering houses. We also are in the process of building a new state-of-the-art manufacturing facility, which is expected to be completed in late 2010, which is designed to expand our production capacity and solve the capacity limitations we experience at our current leased facility. The new plant with a higher efficiency and greater capacity, once in place, is expected to enable us to increase our sales and gross margins.

Cost of Revenues. Cost of revenues decreased to $11,936,853 for the nine months ended September 30, 2009, as compared to $12,467,448 for the nine months ended September 30, 2008, a decrease of $530,595 or 4.3%. The decrease is mainly due to the reduction in product sales in current year. On the other hand, as a percentage of revenues, cost of revenues increased to 79.9% for the nine months ended September 30, 2009 from 78% for the same period in 2008, a slight increase of 1.9%. Even though the price of various steel-made materials is decreased by between 16% and 28% for the nine months ended September 30, 2009, as compared to those in the same period in 2008, the per unit cost for overhead fixed costs increased due to both a lower volume of product revenue and an increase of salaries under a program of company-wide gradual salary increases that began in April 2008 and an increase of the rental expenses for the leased manufacturing facilities. In light of the current market situation, management expects the price of steel, one of the principal raw material components in our products, and the prices of our other raw materials will tend to rise in the future periods. We expect that we will adjust the prices of our products and services accordingly to minimize such an impact on our results of operations. Although we try to anticipate the cost of production increases when bidding on contracts, there may be contracts that we have entered which may not permit us to raise our prices, and therefore, we may experience reduced margins or a loss under such agreements.  Management will continually assess any rising costs and any inflationary pressures, and attempt to take action to protect the results of operations.

Gross Profit. Gross profit was $3,005,680 for the nine months ended September 30, 2009, as compared to $3,512,743 for the nine months ended September 30, 2008, a decrease of $507,063 or 14.4%. The respective gross margins were 20.1% and 22% for the nine months ended September 30, 2009 and 2008. Besides the higher percentage of cost of revenue explained above, this also resulted from higher margin of an EPC contract completed in 2008 which required special process technologies and expertise that we possess..

Operating Expenses. Operating expenses increased to $5,648,822 for the nine months ended September 30, 2009 , as compared to $2,273,105 for the nine months ended September 30, 2008 , an increase of $3,375,717 or 148.5%. Operating expenses, as a percentage of revenues, increased from 14.2% for the nine months ended September 30, 2008 to 37.8 % for the same period in 2009, an increase of 23.6%.  The increase is mainly due to public company expenses and the increase in the allowance for doubtful accounts.  The Company incurred an aggregate of $2,454,364 related to the public company expenses, including $1,653,615 of non-cash expenses related to the amortization of common stock and warrants issued in 2008 for investor relation consulting services and value of the vested stock options for services rendered issued to our non-employee directors for the nine months ended September 30, 2009. as compared to $963,506 and $396,559, respectively, for the nine months ended September 30, 2008, an increase of $1,490,858 and $1,257,056, respectively. The Company also accrued a service charge to a consulting company for various investor relations, business development, financing and product marketing consulting services incurred during the three months ended September 30, 2009. The allowance for doubtful accounts amounted to $726,402 during the nine months ended September 30, 2009 as compared to $80,031 during the same period of 2008, an increase of $646,371. The Company reserved 30%, 50% and 100% for accounts receivable balances with aging more than one year, between one and two years and more than two years, based on the nature of the business and accounts receivable collection history, respectively. Other causes include the increase of salaries by $451,177 as a result of company-wide program of gradually increasing salaries that began in April 2008 and the addition of senior management persons and staff together with the associated increased statutory social benefits and the increase in rental for office space of $401,922 including a new engineering and R&D center.

 Income (Loss) from Operations. Loss from operations totaled $2,643,142 for the nine months ended September 30, 2009 as compared to income from operations of $1,239,638 for the nine months ended September 30, 2008, an absolute decrease of $3,882,780. The decrease is mainly related to the increase in operating expenses explained above.

Gain on Change in Fair Value of Warrants.  On January 1, 2009, the Company adopted a FASB accounting standard and reclassified the value of the warrants issued associated with the Series A financing that closed in April 2008 from additional paid-in capital, as a gain of cumulative effect adjustment of $683,123 to beginning retained earnings and $2,996,138 to non-current warrants payables to recognize the fair value of such warrants on that date. The fair value of these warrants decreased to $1,618,048 as of September 30, 2009. As such, we recognized a gain of $1,378,090 from the change in fair value of these warrants for the nine months ended September 30, 2009. In connection with the convertible debt financing that was signed on May 21, 2009, we issued a separate, transferable warrant to purchase 1,388,889 shares of the Company’s common stock at an exercise price of $1.80 per share. The fair value of the warrant was $1,323,199 and $2,026,261 at September 30, 2009 and May 21, 2009, respectively. The Company recognized a $703,026 gain on change in fair value of such a warrant liability for the nine months ended September 30, 2009.

Finance Expense. The Company incurred a finance expense of $326,409 during the nine months ended September 30, 2009, as compared to none in the same period in 2008. In May 2009, the Company entered into a Convertible Note Agreement to borrow up to $5,000,000 by issuing a convertible note and granting warrants. The value of $2,026,261 relating to the warrants at the grant date was treated as a commitment fee for obtaining the convertible note, recorded as a deferred finance cost, and to be amortized over two years and four months (two years of the term of the convertible note and four month period before the Company drew down all the available funds of $5,000,000 under the convertible note on September 28, 2009).

Interest Expenses (Income). The Company had net interest expenses of $3,175 for the nine months ended September 30, 2009, as compared to $49,954 interest expenses for the same period in 2008, a change of $46,779. This change is mainly because for the nine months ended September 30, 2008, the Company recorded the value of 57,870 warrants granted together with a convertible note issued prior to the reverse merger for $52,279.  We expect interest expense to increase significantly in the following months as the full effect of the drawdown of the Convertible Note Agreement is recognized.

Other Non-operating (Expenses) Income, Net.  The Company had non-operating expenses of $1,148 for the nine months ended September 30, 2009, as compared to $31,043 of non-operating income for the same period in 2008, an absolute change of $32,191. The change is mainly due to exchange loss which resulted from the fluctuation of exchange rate.

Income (Loss) from Operations before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $865,318 for the nine months ended September 30, 2009, as compared to an income before provision of income tax of $1,220,727 for the nine months ended September 30, 2008, a decrease of $2,086,045.

Provision (Benefit) for Income Taxes.  The normal applicable income tax rates for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the nine months ended September 30, 2009, the Company incurred $119,210 of income tax benefit, as compared to income tax of $411,639 for the three months ended September 30, 2008, an absolute change of $530,849. This change mainly resulted from losses incurred by our Chinese variable interest entities which can be used as an offset against future net income.

Net Income (Loss). Net loss amounted to $746,108 for the nine months ended September 30, 2009 as compared to a net income of $809,088 for the nine months ended September 30, 2008, a decrease of $1,555,196. The decrease in net income is mainly attributable to the increase in operating expenses. Management believes that as a result of our ongoing efforts to improve operational efficiency and implement stricter cost control and reduction measures mainly including attempts to minimize those expenses related to public company operations, enhance accounts receivable collection to reduce bad debt expenses, and control headcount and salary costs, our operating expenses will not necessarily increase in proportion to the increase in our sales, and we will also benefit from economies of scale as we grow our sales and secure orders with larger contract values in the future periods.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the proceeds from the sale of equity to investors and borrowings from banks and other lenders. Our principal uses of cash have been to finance working capital, facility expansion and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. This instability could affect the prices at which we will be able to make the sale of our products and services, which likely would also adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital at a reasonable cost, as needed.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our credit facilities will be sufficient to fund current business operations over at least the next twelve months. Notwithstanding our resources for operations on a going forward basis at current operating levels we will need capital for our expansion plans, including funding for the building of our proposed new plant. To improve our cash and cash requirement position, we will take steps to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended September, 30
	2009	2008
	(in dollars)
Net cash (used in) provided by operating activities	(5,399,559)	104,846
Net cash (used in) provided by investing activities	(160,319)	(194,188)
Net cash provided by financing activities	5,604,613	6,072,231
Effect of exchange rate changes on cash and cash equivalents	21,903	79,594
Net increase in cash and cash equivalents	66,638	6,062,483
Cash and cash equivalents at the beginning of period	6,136,403	306,150
Cash and cash equivalents at the end of period	6,203,041	6,368,633
Subtract: restricted cash – special use	(5,000,000)	-
Cash and cash equivalents at the end of period	1,203,041	6,368,633

Operating Activities

Net cash used in operating activities was $5,399,559 for the nine months ended September 30, 2009 compared with net cash provided in operating activities of $104,846 for the same period in 2008, an absolute decrease of $5,504,405. The change is mainly due to the decrease in net income from operations and the significant increase in advance on inventory purchases of $3,026,881 and the costs and estimated earnings in excess of billings of $3,585,755 incurred during the nine months ended September 30, 2009 due to the EPC contract for Sopo ND (see details in Contractual Obligations below). The cash payments of this project are expected to start being collected in the spring of 2010, the project’s estimated completion date.

Investing Activities

Net cash used in investing activities was $160,319 for nine months ended September 30, 2009 compared to net cash used in investing activities of $194,188 for the same period in 2008. The decrease of $33,869 was because the Company purchased fewer equipments for manufacturing.

Financing Activities

Net cash provided in financing activities was $5,604,613 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $6,072,231 for the same period in 2008, a decrease of $467,618. On April 15, 2008, the Company closed a Series A Convertible Preferred Stock financing with net proceeds of $6,619,278. The Company received $5,000,000 pursuant to a drawdown under a convertible note made in September 2009.  According to the loan agreement, the proceeds may only be used for the costs associated with the acquisition and construction of the new plant (see next paragraph), thus the $5,000,000 has been classified as current restricted cash.

On August 18, 2009, CER Hong Kong entered into a series of understandings with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. The new plant is intended to be a world-class, state-of-the-art facility and will be dedicated to developing and manufacturing large-sized and sophisticated waste heat recovery systems and other related energy efficiency equipment.  The planned facility is part of the Company’s business plan for expanding its production capacity and to develop additional demand for its products within China and from overseas.

Additionally to support the Company’s waste heat recovery system development, the Chinese government will provide various preferential policies, including a government research and development grant estimated at $2.23 million, to be available to the Company over time with 80% upon beginning of construction and 20% upon trial operation of the new plant.  There is no other restriction on use of such funds. The proposed term of the land rights is 50 years, and the land price has been determined.  CER Hong Kong is obligated to establish a foreign investment enterprise for its investment, to meet certain minimum capital levels, to make certain minimum levels of investment in the proposed plant, and to satisfy established construction schedules. The capital and investment amounts are substantial, and the Company will have to obtain new financings to satisfy the financial requirements for the project. There can be no assurance that the Company will be able to obtain additional financings on acceptable terms or at all, in which case the proposal with the industrial park authority may not be consummated. The aggregate investment amount for the initial phase of development is expected to be about $20 million, which will be required over a two-year period, as extended when necessary. The construction of the new plant can be carried out in stages which are adjustable according to the expected capacity requirement. The process to build this new plant has started. Completion is anticipated to be in late 2010 and trial operation may start before that.

To comply with the terms of the plant agreements, a foreign investment enterprise, CER Yangzhou, was established on August 28, 2009, with a registered capital of $20 million of which $4 million was injected by November 4, 2009, to meet the minimum capital level requirement. The Company has been following the construction schedules and fulfilling the investment requirement. As of the reporting issue date, the Company has spent approximately $3.5 million for the new plant, including approximately $2.44 million for the purchase of the land use right of the first land lot, approximately $143,695 as an initial payment for the design and feasibility study for the new plant construction, and approximately $936,950 as an initial payment for the workshop construction structure. Based on the contracts to date, it is expected that the Company will have to make payments of approximately $0.4 million by December 31, 2009, approximately $3.2 million by March 31, 2010, and approximately $1.1 million by June 30, 2010 for the first stage of the initial phase of the new plant which would require further capital expenditure depending on the construction-related contract prices to be negotiated.  In addition to the $5 million convertible loan (described above), the Company has been negotiating with selected Chinese banks for further project construction bank loans, which are expected to cover as much as 50% of the capital expenditure.

Capital Resources

We incurred the following bank loans during the nine months ended September 30, 2009 and 2008, respectively:

On January 30, 2008, we borrowed RMB 2,600,000 (approximately $380,380 as of December 31, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch. The term of the loan is one year. The loan agreement provides for monthly interest payments at an interest rate of 7.47% per annum, maturing in January 2009. We have repaid the loan in January 2009.

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

On May 21, 2009, the Company entered into a series of agreements for an unsecured term loan arrangement (“Convertible Note Agreement”) with an private investor. In connection with this financing, we agreed to issue a two-year 9.5% Unsecured Convertible Promissory Note in the principal amount of $5 million, which may be converted into common stock at a conversion price of $1.80 per share. The Convertible Note Agreement permitted the Company to draw down up to $5,000,000 in principal amount, within six months of the making. Any amount borrowed bears interest at 9.5%, payable every six months, calculated and compounded quarterly.  Each draw is due twenty-four months after the draw down date, together with any accrued and unpaid interest.  The Company may pre-pay the note at any time, at its option. On September 28, 2009, the Company drew down $5,000,000, the full amount available. The proceeds of this loan are restricted to only the expenses related to the acquisition and construction of a new plant to be located in China to expand our production capacity, including the purchase of land for the plant, buildings and equipment and for facilitating loans from one or more in-China banks and institutional lenders for the plant. As of the reporting issue date, we have used $3,510,000 of the Convertible Note Agreement proceeds for the purchase of land use rights and design and construction costs for the plant, and we will use the balance of the proceeds for the commitments to the local government to purchase more land use rights and other costs associated with the plant.

On September 1, 2009, we borrowed a short term loan of RMB6,000,000 (approximately $879,540) for working capital purpose from Shanghai Pudong Development Bank, Luwan Branch. The term of the loan is one year. The loan agreement provides for monthly interest payments at an annual interest rate of 5.841%, maturing on August 31, 2010.

We will require additional capital to finance the proposed plant and any future manufacturing facility expansion, changes in our business plan or other future developments of the Company, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional capital in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, institutional debt financing or loans, or a combination of the foregoing. Other than as described above, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

Cash on Hand

As at September 30, 2009, we had cash on hand of approximately $1.2 million, as compared to cash on hand of approximately $6.1 million as at December 31, 2008. This decrease of our cash position is mainly the result of the EPC project for Sopo ND (described below). We expect to begin receiving cash payments from this customer upon the completion of the project, which is estimated to occur some time in the Spring of 2010. In the meantime, we are attempting to obtain financing for the contract from a third party. Although we have assessed the collectibility of the contract with Sopo ND and believe it is collectible, there can be no assurance that we will begin to receive cash payments in full, from the customer when expected or that, alternatively, we will be able to obtain financing for the project on terms acceptable to us or at all. If we do not receive cash payments from the customer when expected and/or are not able to obtain financing for the project, we may not have enough cash on hand to satisfy our current obligations over the next twelve months. The $5 million fund drawn down under the Convertible Note Agreement on September 28, 2009, is restricted to certain uses, and accordingly will be used for the acquisition and construction of the new plant.

As we have limited cash on hand and require capital for our expansion plans and there is a continuing economic uncertainty in the economy and in finding financing as needed from time to time, we cannot give assurance that we will have the capital resources for all our financing requirements. If we do not have sufficient funds, we will have to limit our expansion plans, reduce operations or both, which last event may result in ceasing operations. We do not have readily available sources of financing, and therefore we cannot give assurance that we will have adequate cash or working capital to continue operations, either now or in the future.

Contractual Obligations

As of September 30, 2009, there was a short term loan of RMB6,000,000 (approximately $879,540) that matures on August 31, 2010 with a 5.841% annual interest rate which the Company borrowed from Shanghai Pudong Development Bank, Luwan Branch on September 1, 2009, as compared to a short term loan of RMB2,600,000 (approximately $381,420) for working capital purposes as of December 31, 2008 from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch which was repaid in January 2009.

In January 2009, the Company entered into an EPC contract for a retrofit project to build a new low temperature heat recovery system for the sulfuric acid plant of Zhenjiang Sopo Chemical New Development Co., Ltd. (“Sopo ND”) of Jiangsu Sopo (Group) Co., Ltd. (“Sopo Group”). We will purchase the low temperature heat recovery system for the project from MECS, Inc., a leading US-based company specializing in sulfuric acid manufacturing equipment and systems, and undertake engineering, procurement, and construction work for the project. The total contract value is estimated to be approximately $8.9 million. According to the terms of the contract, Sopo ND made a payment at the beginning of the project and will pay the balance of the purchase price over 48 months starting on completion of the project, which is estimated to occur some time in the Spring of 2010. Unlike our typical sales contracts (pursuant to which we customarily are paid 1/3 of the purchase price up front, 1/3 in progress payments upon completion of determined stages of the project, and 1/3 upon completion of the project) and except for the project costs offset by the part-payment, we will bear all project costs until fully paid. To ensure the future payments, first, upon completion and commissioning of the system, it is agreed the system will be collateralized back to us for the future outstanding payments. Secondly, the Sopo Group, as the holding company of Sopo ND, serves as a guarantor for the future payments.  When Sopo ND fails to make future payments according to the contract terms, the Sopo Group shall be obligated to pay the Company instead. Management assessed the financial capacities of both Sopo ND and the Sopo Group and reviewed their up to date financial information provided. Sopo ND is regarded a core affiliate company and has strong backing from the Sopo Group in terms of finance and operations.  It has a better financial performance compared to its peers and has been profitable especially in 2009. The Sopo Group is a leading specialty and intermediate chemical company in China, a Top 100 Petrochemical Company and a Top 500 Manufacturing Company in China with annual sales exceeding RMB5 billion ($733 million) in 2008, and World’s No. 3 largest Acetic Acid producer (main chemical materials for synthetic fibers, paints, pesticides, etc.) and the largest Chinese Acetic Acid producer. It is also regarded as one of the 520 National Key Enterprises by the Chinese central government and a key, large-sized state-owned enterprise in Jiangsu Province, one of the largest provincial economies in China.  Furthermore, Sopo ND is a repeat customer of CER and has established a good credit standing with us. In summary, management believes that there is reasonable assurance of payments because of strong financial performance of Sopo ND and sufficient guarantee from the Sopo Group. Additionally, we are attempting to obtain project financing for the project from a third party, however, there can be no assurance that we will be able to obtain any financing on terms acceptable to us or at all.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. to lease space to serve as our new main office and design and engineering center in China. The lease term began on March 1, 2009 and ends on February 28, 2011. Our annual rent payments will be approximately $146,300 for the first year and approximately $849,900 for the second year. We are also required to make a security deposit of approximately $292,600 in addition to the annual rent payments. CER Shanghai has an option to purchase the office space for approximately $7,831,500, if purchasing before December 31, 2009, and $8,221,500, if purchasing before December 31, 2010. If CER Shanghai were to exercise the purchase option, the deposit and lease payments made would be credited towards the purchase price. As of September 30, 2009, the Company has not made any decision to exercise the purchase option and such a decision will be subject to the availability of funds from either internal or external sources.

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

We are continuously reviewing our efforts to improve our internal control over financial reporting and may in the future identify additional deficiencies. Should we discover any additional deficiencies, we will take appropriate measures to correct or improve our internal control over financial reporting. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that material weaknesses in our internal control over financial reporting continues to exist as of September 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the draw down of the funds under the Convertible Note Agreement, equal to $5,000,000, the Company may have to issue up to 2,777,777 shares of common stock to the lender upon conversion of the principal amount, which carries a conversion rate of $1.80, subject to adjustment. In connection with the loan, the Company issued a transferable warrant on May 21, 2009 to the lender, to purchase up to 1,388,889 shares of common stock, at an exercise price of $1.80, exercisable for five years.  The note, the warrants and the underlying shares were issued to an accredited entity, pursuant to Section 4(2) of the Securities Act.

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

CHINA ENERGY RECOVERY, INC.

Date: November 23, 2009	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2009	By:	/s/ Richard Liu
Richard Liu
Chief Financial Officer (Principal Financial and Accounting Officer)