Form 10-K
period 2009-12-31
China Energy Recovery, Inc.
filed 2010-11-03
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 31, 2009
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

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒
NOTE – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $6,147,412 [as computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed third fiscal quarter.]

Number of shares outstanding of the registrant's common stock as of September 30, 2010:
30,934,203 shares of Common Stock, $0.001 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Content

PART I	5

Item 1 Business	5

Overview of Our Business	5
Our History	6
Organizational Structure and Subsidiaries	7
Industry Overview	11
Global Market Overview	12
Competitive Markets and Competition	13
Design and Engineering	14
Manufacturing	14
Marketing and Sales	15
Products and Technology	15
Customers	17
Intellectual Property and Other Proprietary Rights	17
Our Business Strategy	18
Raw Materials and Principal Suppliers	18
Employees	19
Governmental Regulation	19
Compliance with Environmental Laws	19

Item 1A Risk Factors	19

Risks Related to Our Business	20
Risks Related to Our Corporate Structure	25
Risks Related to Doing Business in China	26
Risks Related to our Common Stock	28
Risks Related to Our Company	30

Item 1B Unresolved Staff Comments	32

Item 2 Properties	32

Item 3 Legal Proceedings	32

Item 4 [Reserved]	32

PART II	33

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33

Market Information	33
Dividends	33
Recent Sales of Unregistered Securities	34
Securities Authorized for Issuance under Equity Compensation Plans	34

Item 6 Selected Financial Data	35

Audit Committee	59

Item 11 Executive Compensation	59

Outstanding Equity Awards at Fiscal Year-End	59
Option Exercises	59

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61

Item 13 Certain Relationships and Related Transactions, and Director Independence	62

Transactions with Related Persons	62
Director Independence	62

Item 14 Principal Accountant Fees and Services	62

PART IV	63

Item 15 Exhibits and Financial Statement Schedules	63

PART I CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials we will file with the U.S. Securities and Exchange Commission (the "SEC") contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the potential for and effect of future governmental regulation, fluctuations in global energy costs, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on our management's current plans and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These risks and uncertainties include, but are not limited to: our limited operating history; our ability to effectively market our products and services; the loss of key personnel; our inability to attract and retain new qualified personnel; our capital needs and the availability of and costs associated with potential sources of financing; adverse effects of the current turmoil in the credit markets; adverse effects of the current depressed global economic conditions; our inability to increase manufacturing capacity to meet demand; economic conditions affecting manufacturers of energy recovery systems and the industry segments they serve; our dependence on certain customer segments; difficulties associated with managing future growth; our failure to protect our intellectual property rights; allegations of claims of infringements of intellectual property rights brought against us; the loss of our ability to sell and install energy recovery systems made by third parties or such systems manufactured by us under licenses from third parties; fluctuations in currency exchange rates; our failure to comply with applicable environmental regulations; increased competition in our industry; our exposure to litigation from performing work on our customers' properties; an increase in warranty claims; our liability for injuries caused by our products; our inability to cover damages owed by insurance; fluctuations in energy prices resulting in fluctuating demand for our products and services; risks related to our corporate structure, such as our inability to control our affiliated entities and conflicts of interest between our Chief Executive Officer’s duties to us and to our affiliated entities; the uncertainties associated with the environmental, economic, political and legal conditions in China and changes thereof; the adverse effect of governmental regulation and other matters affecting energy recovery system manufacturers; Chinese restrictions on foreign currency exchange transactions; restrictions on foreign investments in China; ineligibility for and expiration of current Chinese governmental incentives; natural disasters and health related concerns; the development of an active trading market for our common stock; the loss of coverage of our common stock by securities analysts; the failure of our complying with securities laws in private placements; our common stock being a penny stock; a sudden increase in the number of shares of our common stock in the market as a result of Rule 144 sales or conversion or exercise of derivative securities, and our failure to maintain adequate internal controls over financial reporting.

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

Item 1   Business

Overview of Our Business

China Energy Recovery, Inc. (the "Company," "we," "us," or "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. A majority of the manufacturing takes place at the Company's leased manufacturing facilities in Shanghai, China. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the system is assembled and installed. The Company has primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. The Company has installed over 120 energy recovery systems both in China and internationally. The Company mainly sells its energy recovery systems and services directly to customers.

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

As a result of the closing of the Share Exchange on April 15, 2008, our new business operations consist of those of Poise Profit's Chinese subsidiary, Hi-tech, which were subsequently transferred to CER (Hong Kong) Holdings Limited (“CER Hong Kong”) as described in Item 1 Business - Organizational Structure and Subsidiaries. CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

Organizational Structure and Subsidiaries

After closing of the Share Exchange, our organizational structure reflected Chinese limitations on foreign investments and ownership in Chinese businesses. Generally, these limitations prevent a U.S. corporation from owning directly certain types of Chinese businesses. Instead, a U.S. corporation can obtain the benefits and risk of equity ownership of a Chinese business either by being a part-owner of a Chinese joint venture or by entering into fairly extensive and complicated contractual relationships with Chinese companies wholly-owned by Chinese owners. At that time, and still to a significant extent, our business relied on contractual relationships. However, we began a corporate reorganization process in the summer of 2008 to gradually move our assets and operations from affiliated entities with which we have only contractual relationships into wholly-owned subsidiaries. Until our reorganization is complete, our corporate structure will reflect a combination of control via direct ownership and contractual arrangements.

Poise Profit, a wholly-owned subsidiary of the Company, was incorporated on November 23, 2007 under the laws of the British Virgin Islands. Poise Profit, in turn, owns 100% of the issued and outstanding equity interests in Hi-tech and CER (Hong Kong) Holdings Limited ("CER Hong Kong"). Historically, all of our operations were conducted through Hi-tech via contractual arrangements with affiliated Chinese entities, but we are in the process of transferring our assets and operations from Hi-tech to CER Hong Kong and its wholly-owned subsidiary CER Energy Recovery (Shanghai) Co., Ltd. ("CER Shanghai"). As part of our reorganization, CER Hong Kong was incorporated on August 13, 2008 under the laws of the Hong Kong Special Administrative Region, China and was originally jointly owned by Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors. On December 3, 2008, Mr. Qinghuan Wu and Mrs. Zhou transferred ownership of CER Hong Kong to Poise Profit. CER Shanghai was incorporated on November 11, 2008 as a wholly foreign-owned enterprise in Shanghai, China. After our reorganization is complete, CER Shanghai will be our primary operating entity in China and CER Hong Kong will be our primary holding entity holding all equity interests in our Chinese subsidiaries, including CER Shanghai. While we are gradually transferring our current assets and operations to CER Shanghai, we plan that CER Shanghai will enter into the majority of all new business contracts.

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

Before December 3, 2008, all of our operations were conducted through Hi-tech and its affiliated companies. Hi-Tech was engaged in the marketing and sale of energy recovery systems which were designed, manufactured and installed by affiliated companies. Hi-tech had entered into contractual relationships with two entities incorporated in Shanghai, China: Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental"). Each of Shanghai Engineering and Shanghai Environmental was considered a "variable interest entity" and its financial information was consolidated with Hi-tech's pursuant to the Accounting Standard Codification (“ASC”) 810-10. Hi-tech entered into contractual relationships with Shanghai Engineering and Shanghai Environmental to comply with Chinese laws regulating foreign-ownership of Chinese companies. Shanghai Engineering is engaged in the business of designing, manufacturing and installing energy recovery systems. All manufacturing is done by Vessel Works Division pursuant to a cooperative manufacturing agreement between Shanghai Engineering and Vessel Works Division's parent, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"), as further described below. Vessel Works Division holds important permits for the manufacturing and installation of boilers used in our energy recovery systems. Shanghai Environmental is not an operating company but it served in the past as a vehicle for arranging sales and maximizing tax benefits. We did not use Shanghai Environmental for these purposes during our 2009 fiscal year and do not intend to do so in the future. We intend to start the process to dissolve Shanghai Environmental in 2010. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors. Shanghai Environmental is wholly-owned by Mr. Qinghuan Wu.

The material contractual relationships between Hi-tech and each of Shanghai Engineering and Shanghai Environmental consisted of:

•
Consulting Services Agreements - These agreements allow Hi-tech to manage and operate Shanghai Engineering and Shanghai Environmental, and collect the respective net profits of each company. Under the terms of the agreements, Hi-tech is the exclusive provider of advice and consultancy services to Shanghai Engineering and Shanghai Environmental, respectively, related to the companies' general business operations, human resources needs and research and development, among other things. In exchange for such services, each of Shanghai Engineering and Shanghai Environmental must pay to Hi-tech such company's respective net profits. Hi-tech will own all intellectual property rights developed or discovered through research and development in the course of providing services under the agreements but will grant a license to use such intellectual property back to the respective company if necessary to conduct the business. Each of Shanghai Engineering and Shanghai Environmental are required to cause their respective shareholders to pledge such shareholders' equity interests in the respective companies to secure the fee payable by Shanghai Engineering and Shanghai Environmental, respectively, under the agreements. The agreements contain affirmative covenants requiring each of Shanghai Engineering and Shanghai Environmental to take certain actions, such as (but not limited to) delivering periodic financial reports to Hi-tech. The agreements also contain negative covenants preventing each of Shanghai Engineering and Shanghai Environmental from taking certain actions such as (but not limited to) issuing equity, incurring indebtedness and changing its business. The agreements are effective until terminated and they may be terminated by Hi-tech for any or no reason and by either party for reasons explicitly set forth in the agreements, including (but not limited to) a breach by the other party or the other party's becoming bankrupt or insolvent. The parties may not assign or transfer their rights or obligations under the respective agreements without the prior written consent of the other party, except that Hi-tech may assign its rights or obligations under the agreements to an affiliate.

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

•
Equity Pledge Agreements - The parties to each of these agreements are Hi-tech, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. The shareholders of each of Shanghai Engineering and Shanghai Environmental have pledged all of their respective equity interests in the two companies to Hi-tech to guarantee each of Shanghai Engineering and Shanghai Environmental performance of these companies' respective obligations under the Consulting Services Agreements. The pledge expires two years after the obligations under the Consulting Services Agreements described above are fulfilled. Hi-tech has the right to collect any and all dividends paid on the pledged equity interests. Pursuant to the terms of the agreements, the shareholders and each of Shanghai Engineering and Shanghai Environmental have agreed to certain restrictive covenants to safeguard Hi-tech's rights under the respective agreement. Upon an event of default under the agreements, Hi-tech may vote, control, sell or dispose of the pledged equity interests and may require the shareholders to pay all outstanding and unpaid amounts due under the Consulting Services Agreement. Pursuant to the terms of the agreements, the shareholders have agreed to certain restrictive covenants to safeguard Hi-tech's rights under the respective agreement. Hi-tech may freely assign its rights and obligations under the agreements upon written notice to the shareholders. The shareholders may not assign their rights or obligations under the respective agreements without the prior written consent of Hi-tech.

On December 3, 2008, as a part of our reorganization, all of the above-referenced contracts between Hi-tech and Shanghai Engineering and between Hi-tech and Shanghai Environmental were transferred to CER Hong Kong. Since that date, CER Hong Kong has been engaged in the marketing and sale of energy recovery systems which are designed, manufactured and installed by its subsidiaries and affiliated companies.

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use right, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the amount of quarterly payment is allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period.

Shanghai Engineering does not have a variable interest in Vessel Works Division through this agreement as the arrangement is established between Shanghai Engineering and Shanghai Si Fang.  Shanghai Engineering does not have any contractual or ownership interest in Vessel Works Division, and therefore, Shanghai Engineering does not have variable interests in Vessel Works Division.

The arrangement, however, may result in Shanghai Engineering having variable interests in Shanghai Si Fang, but as Shanghai Si Fang is a state-owned enterprise that has substantive operations other than this lease and operation arrangement, Shanghai Engineering is not the primary beneficiary of Shanghai Si Fang.

In August 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. The plant is currently under construction, and is expected to be completed by December 2010. Once the plant is operational, we intend to transfer the production function of Vessel Works Division to CER Yangzhou.

The following is an organizational chart setting forth the current status of the Company's subsidiaries and affiliated companies as of December 31 2009:

Industry Overview

Global demand is increasing for innovative environmental protection and renewable energy solutions for sustainable economic growth. Modern industrial nations and emerging markets today are faced with the growing challenge of reducing and controlling air pollution emissions that present serious health risks to national populations, cross international borders, and damage the environment. Increased energy consumption has forced governments and industries to invest in improving energy efficiency and alternative forms of power generation and conservation. As the global power generation industry and manufacturing industries increase their focus on improving efficiency and mitigating the environmental impact of their processes, we believe that energy recovery systems will play a major role in improving the output that can be obtained from current supplies.

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

According to recent studies from the U.S. Department of Energy and the U.S. Environmental Protection Agency, energy recovery systems could generate nearly 200 gigawatt ("GW") new power, equivalent to approximately 20% of current U.S. power generation capacity. The European Union is a significant user of energy recovery systems, with 104 GW installed power generating capacity. Germany and Italy have the most installed capacity at 16 GW and 13 GW, respectively.

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

In March 2010, the Chinese People's Political Consultative Conference (“CPPCC”) and National People's Congress (“NPC”) convened, during which the No 1 proposal on low carbon: Suggestion On Promotion of Low Carbon Life and Improve Social Sustainable Development, proposed by Jiu San Society, was highly received by the NPC and CPPCC; over 10% proposals of CPPCC and NPC were related to low carbon issues. The Government Work Report of 2009, issued by Premier Wen Jiabao, addressed that Energy Saving and Environmental Protection is one of the ninth Key jobs of the government in 2010, which means low carbon will be a State Strategy in the near future. The issues mentioned above implied that the energy saving industry should experience significant growth over the next few years. Furthermore, at the Copenhagen Climate Conference, Premier Wen Jiabao announced that China would decrease carbon emission by 40%-45% in 2020, as compared with 2005, which is further evidence that the Energy Saving industry should experience significant growth in the near future in China, which should benefit CER to grow its business in the domestic Chinese market.

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

Given the international concerns regarding global warming and pollution and the need to more efficiently utilize fossil fuels, we believe that there exists substantial worldwide demand and a growing market for technologies that can enable companies to generate greater amounts of energy from the same supply of fossil fuels and that also reduce the amount of harmful emissions that would otherwise be released from the combustion of those fossil fuels. These technologies, including energy recovery systems, could benefit companies by both reducing energy costs and mitigating possible emissions penalties.

China Market Overview

Booming economic growth and rapid industrialization has spurred demand for electric power in China over the previous few years. For example, by the end of 2009, China's total installed generating capacity reached 874 GW, an increase of more than 10% over the capacity at the end of 2008. Due to the expansion of energy intensive industrial sectors such as steel, cement, and chemicals, China's energy consumption has been growing faster than the country's gross domestic product ("GDP") and thus causing a shortage of electricity and coal and blackouts in over 20 of the country's 32 provinces, autonomous regions and municipalities. With the rapid modernization and industrialization of the country's economy, China is the world's second largest consumer of energy after the United States with its demand now accounting for over 17% of the world's energy consumption. According to the International Energy Agency, China needs to add 1,300 GW to its electricity-generating capacity, more than the total installed capacity currently in the United States, to meet its demands over the next several years. We predict that the result of this massive increase in electric generation capacity will be a rapid rise in harmful emissions. China has already surpassed the United States to become the world's largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its energy needs. Only 1% of China's 560 million city dwellers breathe air considered safe by EU standards, environmental problems have led to industrial cities where people rarely see the sun, and birth defects in infants have soared nearly 40% since 2001. In addition, sulfur dioxide and nitrogen oxides released by coal-fired power plants in China fall as acid rain on Seoul, South Korea and Tokyo, Japan. A 2005 report by Chinese environmental experts, quoted in a New York Times article ("As China Roars, Pollution Reaches Deadly Extremes," August 26, 2007), estimates that annual premature deaths attributable to outdoor air pollution in China were likely to reach 380,000 in 2010 and 550,000 in 2020.

In November 2009, the Chinese government announced a "voluntary action" before the Copenhagen Conference to reduce the intensity of carbon dioxide emissions per unit of GDP in 2020 by 40 to 45 percent compared with 2005 levels, in order to address global climate change.

On March 1, 2010, the National Development and Reform Commission also confirmed that the government would take concrete actions to develop a low-carbon economy.

China would include the low-carbon targets in the 12th five-year plan for national economic development (2011-2015) to build an energy-saving, ecologically friendly society, the commission said.

It would launch a series of technological and fiscal support policies to promote the use of non-fossil, renewable energies including wind, solar, biomass, geothermal and nuclear power, aiming to increase its proportion of primary energy consumption to about 15 percent by 2020 from 9.9 percent at year-end 2009.

Use of alternative and renewable energy is expanding rapidly in China and currently contributes more than 23% to total electricity generation and 9.9% to total primary energy supply. In China the generation capacity of electricity from renewable energy is dominated by hydropower, which accounted for more than 95% of the total electricity from renewable energy in 2009 to reduce the country's current reliance on coal-fired generation, the Chinese government is stepping up efforts to accelerate the development of renewable energy. The Renewable Energy Law, which came into effect on January 1, 2006, along with a number of incentive policies ranging from tax incentives to subsidies, have been introduced to stimulate investment in renewable energy technologies. This includes development of 300 GW of hydropower, 30 GW of wind power, 30 GW of biomass power, 1.8 GW of solar photovoltaic systems, and smaller amounts of solar thermal and geothermal power. Business Insights, a company involved in providing strategic market and company analyses, estimates that realizing this target would require approximately 130 GW of new renewable energy capacity with an investment of up to $184 billion.

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

1	Companies that specialize exclusively in energy recovery systems and account for the majority of the larger and more advanced production of energy recovery systems; and

2	Major equipment manufacturers for which energy recovery systems are not a key focus but which have the necessary resources to build effective systems.

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

We believe that our products enable our customers to achieve substantial gains in energy efficiency and we continue to carry out research and development activities along with the design and engineering activities for customers’ projects to enhance efficiencies and decrease environmental impact. We employ approximately 90 highly trained engineers in our engineering team and are planning to hire more.

We have targeted our products at industrial sectors with significant amounts of waste heat. These sectors include:

	Chemical and Petrochemical Industries;
	Paper Manufacturing;
	Refining Industry; and
	Metallurgical Industry.

We differentiate ourselves from our competitors by specializing in energy recovery systems and being one of the few players in the market capable of providing engineering, procurement and construction ("EPC") services for waste heat recovery (as further described below under the caption "Products and Technology"). Although we have the capacity and ability to provide EPC services, it was relatively rare in the past that a customer requests such services. For example, we did not enter into any EPC contracts in 2006 but entered into three EPC contracts upon customers' request in 2007 and 2008. The number of EPC contracts increased to four in 2009, and the revenue generated from EPC contracts increased to 43.6% of the total revenue. We believe that we are currently a dominant player in energy recovery systems to sulfuric acid manufacturers in China. We believe that energy recovery systems for sulfuric manufacturing are the most difficult to design and engineer due to the strong corrosive character of the sulfuric acid.

Design and Engineering

Our primary design and engineering facility is located in Shanghai, China. The facility employs approximately 100 engineers. Approximately 70 of the engineers engage in project design, customizing the energy recovery systems to meet the individual needs of various industries. The others manage our production processes at the facility. We believe that our engineering team is highly experienced and accomplished in its field.

Manufacturing

We operate a manufacturing facility, owned by Shanghai Si Fang through Shanghai Engineering as further described above, in Shanghai, China. The facility occupies approximately 10 acres (4 hectares) of land with approximately 191,300 square feet of manufacturing space and storage. We employ a team of 230 skilled workers, technicians and quality assurance personnel at the manufacturing facility. Our employees utilize a vast array of equipment including lathes, drills, metal cutting machines, forging equipment, handling equipment (cranes), welding machines, and testing equipment. A majority of the equipment is leased from Shanghai Si Fang pursuant to the cooperative manufacturing agreement described above. This equipment will remain the property of Shanghai Si Fang when the agreement expires. Shanghai engineering does not own the facility but leases it from Shanghai Si Fang.

In August 2009, we started to build our new manufacturing base in Yangzhou Auto Industry Park, Jiangsu Province. The new factory will be about 300,000 square meters, with a total investment is about USD 60 million. Total registered capital is USD 20 million. One special railway is planned from Yizheng railway station leading directly to the plant. Meanwhile, there are three ports adjoining the Park: Yangzhou Port, Yizheng Liquid Dock of Nanjing Port Inc. and Yihua Port. Our objective is to construct a facility for the manufacturing of energy-saving and highly effective waste heat boilers, and also for the manufacturing of Pressure Vessels and other equipment, forming the capability of manufacturing Level-A boilers and Class I, II and III pressure vessels. Our plan is to establish CER (Yangzhou) as an international manufacturing base of waste heat equipment, leading in both products and technology. More specifically, we plan to make energy-saving and highly effective products, make advanced manufacturing process and equipment, for this manufacturing facility to embody a completely new look of a modern factory, and make the Company more competitive; while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. We estimate that the production capability will reach an annual capability of 10 sets of biomass boilers, 4 sets of alkali recovery boilers, 20 sets of waste heat recovery boilers, 1500t coal chemical vessel synthesizing towers and 2000t stainless steel vessel, etc, with an annual metal production amount of 32500t.

Marketing and Sales

We market and sell our products worldwide through our direct sales force, which is based in Shanghai, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing groups work closely with our design and engineering, and manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. Primarily we sell our products directly to the end users of our energy recovery systems, but we also sell energy recovery systems to leading engineering firms who in turn sell them to their end users.

We are also planning on entering into marketing partnerships and licensing deals that will enable us to reach a boarder segment of the market. We believe that there is significant opportunity in international markets such as the Middle East, the United States, Europe and Latin America, and we intend to enter these markets through partnerships. Additionally, we will look to expand into new industrial sectors through partnerships with leading engineering firms that specialize in specific industry groups.

Products and Technology

We have four main service offerings available to our customers, of which the first three generate the majority of our revenue stream:


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


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


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


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


Traditional Sulfuric Acid Production Process. The production of sulfuric acid involves highly exothermic chemical reactions. Most of the heat is released into the atmosphere through cooling towers without capturing any of the energy contained therein. Some of the heat from the production process is captured as steam, which the manufacturer can use to, for example, generate electricity. Without the use of an energy recovery system, the production of one ton of sulfuric acid will produce approximately one ton of steam.


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

Because of the nature and long life of our energy recovery systems, a majority of our sales are from new customers when comparing our customer base from year to year. However, we do receive repeat business from previous customers, especially those in China, when they are expanding their capacities or building new plants. For the years ended December 31, 2008 and 2009, our five largest customers accounted for 50% and 69% of our sales, respectively. Receivables from these five customers were 47% and 66% of total accounts receivable at December 31, 2008 and 2009, respectively. There were two and one customers with balances greater than 10% at December 31, 2008 and 2009, respectively. The two customers with balances greater than 10% at December 31, 2008 were ShuangShi (Zhangjiaguang) Chemical Co., Ltd. and Jilin Chemical Industrial Co., Ltd.. The customer with balance greater than 10% at December 31, 2009 was Zhenjiang Sopo Chemical New Development Co., Ltd. (“Sopo”). Our large customers may not be the same from year to year. Therefore, we do not believe that we are dependent upon any specific major customers to continue our current level of sales.

Intellectual Property and Other Proprietary Rights

The Chinese State IPR Office has authorized and granted the following patents to Shanghai Engineering on various components of our energy recovery systems:

Patent Type	Patent Name	Expiration Date
Utility model	Drum-type sectional ache fire tube boiler made by sulphur	5/6/2013
Utility model	Double drum-type fire tube exhaust-heat boiler which shares one steam dome	11/6/2013
Utility model	Improvement of tube compensator breed which makes ache fume	11/6/2013
Utility model	Improvement of protective casing tube	11/6/2013
Utility model	Triple drum-type fire tube exhaust-heat boiler which shares one steam dome	1/30/2015
Utility model	Cement kiln forced-circulated waste heat recovery boiler	4/2/2019

Shanghai Engineering has, together with an unrelated company, Zhejiang Jia Hua Group Joint Stock Co., Ltd., submitted the following patent applications to the Chinese State IPR Office, which are currently pending authorization:

Patent Type	Patent Name	Application Date
Utility model	Spray pump synthesizing tower	8/31/2007
Invention	Chlorosulfonic acid preparation new craftwork and equipment	8/31/2007
Utility model	The center pipe smoke double disc regulator	4/17/2009
Utility model	Steam air reactor	3/29/2010

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

We employ approximately 100 specialized engineers at our Shanghai, China facilities who are engaged in refining the core technology for our energy recovery systems, developing our intellectual property rights, enhancing energy efficiencies and decreasing environmental impact for our customers. Our engineers carry out development activities alongside with the design work for our customers’ projects and the expenses associated with our research and development activities are passed along to our customers as part of the price paid for our products and services. However, since expenses incurred in research and development are immaterial, we do not record research and development expenses as a separate line item in our financial statements. Shanghai Engineering has a portfolio of core Chinese patents on various components of our energy recovery systems as described above.

Our Business Strategy

We have established a three-phase growth strategy:


Phase One. During the first phase of our growth strategy, we will continue to fulfill our current orders while growing our domestic Chinese business. During this time, we intend to establish long-term strategic purchasing agreements with suppliers that provide key raw materials.


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


Phase Three. In the third phase of our growth strategy, we plan to complete the second phase of the construction of our first owned manufacturing facility to meet future demand. We also anticipate expanding our EPC business by continuing to increase the size of our engineering and design team. Finally, we intend to increase our international marketing efforts in the Middle East, Europe and the United States during this phase.

Raw Materials and Principal Suppliers

We do not currently have any long-term supply agreements. We do not believe that we are reliant on our current suppliers. We believe that we could substitute other suppliers if needed. Our five largest suppliers (by value) supplied approximately 62% of our raw materials in 2009.

Employees

As of December 31, 2009, we had approximately 390 employees, all of who are full time employees. Of these, approximately 100 are engineering and technical personnel. We expect to continue to add additional personnel, especially engineers, in 2010 and beyond to support our anticipated growth.

None of our employees is covered by a collective bargaining agreement. Each of our managerial, sales and administrative employees has entered into a standard form of employment agreement. All of our personnel who have access to our confidential information and technical know-how have entered into a separate agreement that contains covenants not to compete for 24 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe that our employee relations are good.

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

Item 1A   Risk Factors

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

We currently sell a substantial portion of our energy recovery systems to companies in either the chemical or paper manufacturing sectors. We anticipate that our dependence on a limited number of customer sectors will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

	Decreased demand for the products of these manufacturing sectors;
	Advances in the manufacturing processes of these sectors that could eliminate the economic feasibility of our technology; and

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

The marketing, distribution and sale of our products expose us to a number of risks, including, but not limited to:

	Increased costs associated with maintaining marketing efforts in various parts of China and various countries;
	Marketing campaigns that are either ineffective or negatively perceived in one or more countries and/or across one or more industry sectors;
	Difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;
	Inability to obtain, maintain or enforce intellectual property rights; and
	Trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

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

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of capital stock to consummate expansions will depend on the market value of our capital stock from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use capital stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash, or (c) use shares of capital stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement. In addition, if we are unable to obtain necessary capital going forward, our ability to continue as a going concern would be negatively impacted.

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

Our business is materially affected by conditions in the global financial markets and economic conditions generally. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity have negatively impacted our ability to grow our business. In addition, the deteriorating general economic conditions globally have caused a drop in corporate spending on non-essential capital improvements, such as our energy recovery systems. This has caused a slowdown in our order volume and delays in acceptance of international orders. Overall, the business environment has started to become adverse for our business and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

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

We rely primarily on patent, trademark, trade secret, copyright law and other contractual restrictions to protect our intellectual property. For example, Shanghai Engineering holds six patents in China. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. In addition, implementation of China's intellectual property-related laws has historically been lacking, primarily because of ambiguities in China's laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Although we sell a substantial portion of our products outside of China through the local contractors, the patents protecting parts of our energy recovery systems are issued in China. Our business, results of operations and financial condition could be materially and adversely affected if our sales outside China were to be restricted by intellectual property claims by third parties.

As of today, Shanghai Engineering held a total of six issued patents in China. We do not have, and have not applied for, any patent for our proprietary technologies outside of China although we have sold, and expect to continue to sell, a substantial portion of our products outside of China through the local contractors. Because the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries to which we sell our products. If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected. If we are required to stop selling such allegedly infringing products, obtain a license and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations and financial condition may be materially and adversely affected.

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

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 21% appreciation of the Renminbi against the U.S. dollar as of December 31, 2009 since the change in policy. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we received in a financing into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

We warrant the majority of our products for periods of one or two years. Defects may not become apparent until after the products have been sold and installed. As a normal practice in the industry, we allow our customers to retain 5% to 10% of the contract prices as retainage during the warranty period for any future warranty claims. When a warranty claim occurs and we determine that the product in question is defective, we repair the product at our expenses, which could increase our costs and adversely affect our business. Also, if we are unable to repair the product to the customer's satisfaction or for other reasons, we may not have the right or be able to collect the whole or part of the retainage at the end of the warranty period. Further, our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, alteration, accident or mishandling after the sale and installation. If these limitations are ineffective or found to be unenforceable, we may be subject to greater than anticipated warranty claims.

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

Our energy recovery systems capture industrial waste energy which then can be reused in industrial processes or used to produce electricity and thermal power. An energy recovery system is expensive to purchase and install. We believe that our customers make purchasing decisions based on the economic feasibility of installing one of our energy recovery systems relative to using conventional energy and other alternative energy sources. Decreases in the prices of oil and other fossil fuels, utility electric rates, and other alternative energy sources could cause the demand for energy recovery systems to substantially decline, which would negatively impact our profitability. A significant decrease in energy prices globally could cause a slowdown in our order volume and delays in acceptance of international orders.

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

The Chinese government restricts foreign investment in the manufacturing business in China. Accordingly, we operate our business in China through our indirect wholly-owned Chinese subsidiary, CER Hong Kong, which in turn has entered into contractual arrangements with Shanghai Engineering and Shanghai Environmental for the design, manufacturing and installation of energy recovery systems. Shanghai Engineering, in turn, has entered into contractual agreements with Shanghai Si Fang, an entity owned and controlled by the Chinese government, pursuant to which Shanghai Engineering leases Vessel Works Division, a subsidiary of Shanghai Si Fang, which manufactures our energy recovery systems. Vessel Works Division holds the licenses and approvals necessary for such manufacturing. CER Hong Kong has contractual arrangements with Shanghai Engineering and Shanghai Environmental, and their respective shareholders, which allow CER Hong Kong to substantially control Shanghai Engineering and Shanghai Environmental. However, we cannot assure you that we will be able to enforce, retain or renew these contracts. Any failure to enforce, retain or renew these contracts or to enter into satisfactory substitute agreements with other manufacturers would likely mean that we would be unable to continue to manufacture and install energy recovery systems.

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

Because Chinese law limits foreign equity ownership in companies in China, we operate our business through affiliated Chinese companies, Shanghai Engineering and Shanghai Environmental. We have no equity ownership interest in Shanghai Engineering or Shanghai Environmental and rely on contractual arrangements to control and operate such entities and their business. These contractual arrangements may not be as effective in providing control as direct ownership. For example, Shanghai Engineering or Shanghai Environmental could fail to take actions required for our business despite their contractual obligation to do so. If Shanghai Engineering or Shanghai Environmental fails to perform under their agreements with us, we may have to rely on legal remedies under Chinese law to enforce them, which may not be effective. In addition, we cannot assure you that Shanghai Engineering or Shanghai Environmental's respective shareholders would always act in our best interests.

Risks Related to Doing Business in China

Our business is exposed to risks associated with the economic, environmental and political conditions in China because the substantial majority of our assets are located in China and the majority of our revenues are derived from our operations in China.

Because our headquarters and manufacturing facilities are located in China, our business is disproportionately exposed to the economic, environmental and political conditions of the region. The country's political and economic systems are very different from more developed countries and uncertainties may arise with changing of governmental policies and measures. China also faces many social, economic and political challenges that may produce instabilities in both its domestic arena and in its relationship with other countries. These instabilities may significantly and adversely affect our performance. In addition, as the Chinese legal system develops, they can be no assurance that changes in laws and regulations and their interpretation or their enforcement will not have a material adverse effect on our business operations. As a large portion of our target customers are also located in China and are subject to the aforementioned risks, our business may also be adversely affected by the effects of the conditions within the region upon them.

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

A majority of our business operations and sales are conducted and made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:
1.	the amount of government involvement;
2.	the level of development;
3.	the growth rate;
4.	the control of foreign exchange; and
5.	the allocation of resources.

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

Due to the global financial crisis, the Chinese government has strengthened measures to control exchange of Renminbi into foreign currencies and outbound payments by, among other things, requiring prior approval from the Chinese State Administration of Foreign Exchange ("SAFE") before taking such actions in some cases. As a result, it has become more difficult for us to exchange Renminbi into foreign currencies and to make payments to entities and individuals outside of China. In some cases we need SAFE's prior approval to do so. If these measures are not loosened in the near future, our ability to pay dividends in foreign currencies is restricted and if we are unable to obtain SAFE's prior approval when needed, we will not be able to pay dividends in foreign currencies at all. We cannot assure you that that the Chinese government will not further restrict access to foreign currencies for current account transactions in the future.

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

Our common stock is currently quoted on the Pink Sheets trading system. The Pink Sheets is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The Pink Sheets tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the Pink Sheets as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

	The lack of readily available price quotations;
	The absence of consistent administrative supervision of "bid" and "ask" quotations;
	Lower trading volume;
	Market conditions;
	Technological innovations or new products and services by us or our competitors;
	Regulatory, legislative or other developments affecting us or our industry generally;
	Limited availability of freely-tradable "unrestricted" shares of our common stock to satisfy purchase orders and demand;
	Our ability to execute our business plan;
	Operating results that fall below expectations;
	Industry developments;
	Economic and other external factors; and
	Period-to-period fluctuations in our financial results.

In addition, the value of our common stock could be affected by:

	Actual or anticipated variations in our operating results;
	Changes in the market valuations of other companies operating in our industry;
	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
	Adoption of new accounting standards affecting our industry;
	Additions or departures of key personnel;
	Introduction of new services or technology by our competitors or us;
	Sales of our common stock or other securities in the open market;
	Changes in financial estimates by securities analysts;
	Conditions or trends in the market in which we operate;
	Changes in earnings estimates and recommendations by financial analysts;
	Our failure to meet financial analysts' performance expectations; and
	Other events or factors, many of which are beyond our control.

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

 Although we intend to apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we do not currently meet the initial listing standards of either of those markets and we cannot assure you that we will be able to qualify for and maintain a listing of our common stock on either of those markets or any other stock system or exchange in the future. Furthermore, in the case that our application is approved, there can be no assurance that trading of our common stock on such market will reach or maintain desired liquidity. If we are unable to list our common stock on NASDAQ, the American Stock Exchange or another national securities system or exchange, or to maintain the listing, we expect that our common stock will be eligible to trade on the Pink Sheets, maintained by NASDAQ, another over-the-counter quotation system, or on the "pink sheets," where an investor may find it more difficult, or impossible, to dispose of shares or obtain accurate quotations as to the market value of our common stock. Under such circumstances, the probability of reduced liquidity would hinder investors' ability to obtain accurate quotations for our common stock, and our common stock could become substantially less attractive to investors.

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

Our private placements consist of securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state "blue sky" law as a result of exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with any of such exemptive provisions, investors could have the right to rescind their purchase of our securities and also sue for damages. If any investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could have significant, adverse affects on our financial position. Future financings may involve sales of our common stock at prices below prevailing market prices on the exchange on which our common stock is quoted or listed at that time, as well as the issuance of warrants or convertible securities at a discount to market price.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The last reported trade of our common stock on the Pink Sheets was at a price below $5.00 per share, and, accordingly, our common stock is currently considered a penny stock. The SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

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

As of September 30, 2010, we had 200,000 shares of our Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock outstanding. Also, all of the warrants issued in the Financing, currently exercisable into 3,415,320 shares of common stock, remain outstanding.

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

Mr. Qinghuan Wu, who is our Chairman of the Board and Chief Executive Officer, is also an Executive Director of each of Shanghai Engineering and Shanghai Environmental. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu and his spouse, Mrs. Jialing Zhou, who is one of our directors. Shanghai Environmental is wholly-owned by Mr. Qinghuan Wu. Conflicts of interest may arise between his duties to our company and his duties to Shanghai Engineering or Shanghai Environmental, or his interest as an owner of Shanghai Engineering and Shanghai Environmental. As Mr. Qinghuan Wu is a director and executive officer of our company, he has a duty of loyalty and care to us under Delaware law when there are any potential conflicts of interest between our company and Shanghai Engineering and Shanghai Environmental. We cannot assure you that when conflicts of interest arise, Mr. Qinghuan Wu will act completely in our interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Qinghuan Wu could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Qinghuan Wu, we would have to rely on legal proceedings, which could disrupt our business.

Further, the design, manufacturing and installation of energy recovery systems are conducted by Shanghai Engineering. We do not own Shanghai Engineering but instead rely on contractual arrangements between our wholly-owned subsidiary CER Hong Kong and it to control the company and to participate in its profitability. Shanghai Engineering, in turn, has entered into contractual agreements with Shanghai Si Fang for the manufacture of our energy recovery systems. The agreements constituting these contractual arrangements provide that CER Hong Kong may assign them to other parties, in some cases freely, and that Shanghai Engineering may assign them to other parties with CER Hong Kong's consent. Mr. Qinghuan Wu, as an owner and member of management of Shanghai Engineering, and as our Chairman of the Board and Chief Executive Officer, has the power to direct the operations of Shanghai Engineering and CER Hong Kong and to cause them to terminate, fail to renew, assign or consent to the assignment of the agreements constituting these contractual arrangements, even if contrary to Mr. Qinghuan Wu's duties to us. If these agreements were terminated, not renewed or assigned to a party unaffiliated with us, and we were unable to enter into satisfactory substitute agreements with other design firms, manufacturers, installers and sales firms, we would likely be unable to continue to design, manufacture, install and sell energy recovery systems and our stockholders would hold stock in a company without meaningful business operations.

Currently, Mr. Qinghuan Wu directly owns approximately 37% of our currently outstanding common stock (including the shares escrowed in the Share Exchange; and beneficially together with his spouse approximately 64%). In addition, he is also our Chairman of the Board and Chief Executive Officer. The interests of Mr. Qinghuan Wu may differ from the interests of other stockholders. As a result, Mr. Qinghuan Wu has the ability to significantly impact all corporate actions requiring stockholder approval, including the following actions:

	Election of our directors;
	The amendment of our organizational documents; and
	The merger of our company or the sale of our assets or other corporate transaction; and

Mr. Qinghuan Wu's beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof,.

During our assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2009, our management identified material weaknesses. We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations. We also lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, including those identified above, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.. Inadequate disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our public disclosures and reported financial information, which could have a negative effect on the trading price of our common stock.

Further, because some members of our management team have limited or no experience operating a publicly-traded company, we are keeping recruit, hire, train and retain additional financial reporting, internal controls and other personnel to develop and implement appropriate internal controls and reporting procedures. This may be time consuming, difficult and costly for us.

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

Item 1B   Unresolved Staff Comments

Not applicable.

Item 2   Properties

Our corporate headquarters are currently located at 7F, No. 267 Qu Yang Road, Hongkou District, Shanghai 200081, China. The telephone number of our corporate headquarters is +86 (0)21 5556-0020.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. to lease space to serve as our new main office and design and engineering center in China. The lease term began on March 1, 2009 and ends on February 28, 2011. Our annual rent payment is approximately $146,304 for the first year and approximately $849,958 for the second year. The rental expense is recorded on a straight-line basis. We were also required to make a security deposit of approximately $292,613 in addition to the annual rent payments. CER Shanghai has an option to purchase the office space for approximately $8,221,478, if purchasing before December 31, 2010. If CER Shanghai were to exercise the purchase option, the deposit and lease payments made would be credited towards the purchase price. The Company has not made final decision to exercise the purchase option yet.

Through a contractual arrangement with Shanghai Engineering, our subsidiary CER Hong Kong currently operates a manufacturing facility in Shanghai, China. The facility occupies approximately 10 acres (4 hectares) of land with 191,300 square feet of manufacturing space and storage. The manufacturing equipment includes cranes, press bending machines, cutting machines, welding machines, lathes, air compressors and other equipment. Shanghai Engineering does not own the manufacturing facility but operates it pursuant to the terms of a cooperative manufacturing agreement with Shanghai Si Fang. Pursuant to the agreement, Shanghai Si Fang leases its subsidiary Vessel Works Division to Shanghai Engineering. The manufacturing facility and equipment are in good working condition and we expect them to meet our capacity need for 2010.

On August 18, 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. The planned facility is part of the Company’s business plan for expanding its production capacity and to develop additional demand for its products within China and from overseas. Phase 1 construction of the new plant is expected to be completed by October 2010.

Item 3   Legal Proceedings

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 4 [Reserved]

PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted since May 20, 2010 under the symbol "CGYV.PK" on the Pink Sheets.  Prior to May 20, 2010, the common stock was quoted on the OTC:BB under symbol “CGYV.OB”, until the trading was ended because of the delinquency in the SEC reporting obligations of the Company. The following table sets forth, for the periods indicated the high and low bid prices of our common stock as reported on the OTC:BB and Pink Sheets and adjusted for stock splits.

Period	High	Low
2010
Third Quarter	$0.55	$0.21
Second Quarter	$0.8	$0.15
First Quarter	$1.05	$0.59
2009
Fourth Quarter	$1.25	$0.85
Third Quarter	$1.72	$0.85
Second Quarter	$2.03	$1.46
First Quarter	$2.20	$1.15
2008
Fourth Quarter	$2.00	$0.95
Third Quarter	$10.01	$2.00
Second Quarter	$12.50	$3.00
First Quarter	$6.50	$0.54

As of September 30, 2010, the last reported sales price on the Pink Sheets for our common stock was $0.45 per share. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of September 30, 2010, we had approximately 89 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant.

Recent Sales of Unregistered Securities

On May 21, 2009, the Company entered into a series of agreements for an unsecured term loan arrangement (“Convertible Note Agreement”) with a private investor. In connection with the drawdown of the funds under the Convertible Note Agreement, equal to $5,000,000, the Company may have to issue up to 2,777,777 shares of common stock to the lender upon conversion of the principal amount, which carries a conversion rate of $1.80, subject to adjustment. In connection with the loan, the Company issued a transferable warrant on May 21, 2009 to the lender, to purchase up to 1,388,889 shares of common stock, at an exercise price of $1.80, exercisable for five years.  The note, the warrants and the underlying shares were issued to an accredited entity, pursuant to Section 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	66,141	$1.56	0
Total	66,141	$1.56	0

On July 20, 2009, the Company terminated the service contract with a consultant. As a result, the options granted to him on September 18, 2008 to purchase 25,000 shares of the Company’s common stock expired on October 21, 2009.

In September 2009, another consultant gave up the options to purchase 50,000 shares of the Company’s common stock.

On September 7, 2009, one of the Company’s independent directors resigned from the Company’s Board of Directors, effective October 1, 2009. The options granted to her on September 18, 2008 to purchase 50,000 shares of the Company’s common stock expired on December 31, 2009.

On December 31, 2009, two of the Company’s independent directors resigned from the Company’s Board of Directors, effective January 1, 2010. The options granted to them on September 18, 2008 to purchase 210,000 shares of the Company’s common stock expired on March 31, 2010.

No options have been exercised as of the date of this Annual Report on Form 10-K.

Item 6   Selected Financial Data

Not applicable.

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2008 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

December 31, 2008 Financial Statements

On May 27, 2010, after substantial investigation and internal audit work by the Company, our Board of Directors determined that the financial results for the fiscal year ended December 31, 2008 presented in the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008 should not be relied upon because of errors in the financial statements. The details are as follows:

Consolidated Balance Sheet Impact-

The following tables set forth the effects of the restatement adjustments and reclassification adjustments on the Company’s 2008 consolidated balance sheets:

	2008	Adjustment	2008
	Previously reported		Restated

ASSETS

CURRENT ASSETS:
Cash	$6,136,403	$-	$6,136,403
Restricted cash	597,949	-	597,949
Notes receivable	120,749	-	120,749
Accounts receivable, net of allowance for doubtful accounts (note (a))	4,935,142	174,314	5,109,456
Accounts receivable - related party	1,006,060	-	1,006,060
Inventories	7,774,775	-	7,774,775
Other current assets and receivables	98,271	-	98,271
Advances on inventory purchases	1,044,807	-	1,044,807
Total current assets	21,714,156	174,314	21,888,470

EQUIPMENT, net	850,888	-	850,888

OTHER ASSETS:
Deferred tax assets (note (b))	-	63,241	63,241
Long term accounts receivable (note (a))	377,368	(274,678)	102,690
Total other assets	377,368	(211,437)	165,931
Total assets	$22,942,412	$(37,123)	$22,905,289

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (note (c))	$3,331,293	$95,633	$3,426,926
Other payables	466,392	-	466,392
Other payables - related party	65,078	-	65,078
Accrued liabilities	21,228	-	21,228
Advances from customers	7,044,234	-	7,044,234
Taxes payable (note (c))	2,282,621	409,992	2,692,613
Deferred revenue (note (d))	1,726,701	(1,726,701)	-
Short-term bank loans	381,420	-	381,420
Total current liabilities and total liabilities	15,318,967	(1,221,076)	14,097,891

SHAREHOLDERS' EQUITY:
Preferred stock(US$0.001 par value; 50,000,000 shares authorized, 714,963 shares issued and outstanding as of December 31, 2008)	715	-	715
Common stock(US$0.001 par value; 100,000,000 shares authorized, 29,912,573 shares issued and outstanding as of December 31, 2008)	29,913	-	29,913
Additional Paid-in-capital	7,645,404	1,412,879	9,058,283
Accumulated deficit	(363,147)	55,469	(307,678)
Statutory reserves	408,403	(275,601)	132,802
Accumulated other comprehensive loss	(97,843)	(8,794)	(106,637)
Total shareholders' equity	7,623,445	1,183,953	8,807,398
Total liabilities and shareholders' equity	$22,942,412	$(37,123)	$22,905,289

(a)
Accounts receivable was increased by $174,314, representing a reclassification of $274,678 from long term accounts receivable, because these accounts receivables are due within one year, and netting off an additional allowance of $100,364 for doubtful accounts.

(b)	It represents a reclassification of deferred tax assets of $63,241 which was previously netted against tax payables as of December 31, 2008.

(c)
Cost of revenues, sales taxes and enterprise income tax were understated by $95,633, $96,556 and $250,195, respectively, as of December 31, 2008. The remaining difference represents the reclassification of $63,241 (note b) to deferred tax assets.

(d)	The Company recognized retainage of $1,726,701 as revenue in 2008 since the recoverability could be reasonably assured.

Consolidated Statements of Income and other comprehensive income Impact:

The following table sets forth the effects of the restatement and reclassification adjustments on the Company’s consolidated statements of income and other comprehensive income:

	2008		2008
	Previously reported	Adjustment	Restated

REVENUES
Third parties (note (d))	$19,793,175	$1,522,051	$21,315,226
Related party (note (d))	3,384,900	204,650	3,589,550
Total revenue	23,178,075	1,726,701	24,904,776

COST OF REVENUES
Third parties (note (e))	(16,155,562)	(394,086)	(16,549,648)
Related party	(1,951,549)	-	(1,951,549)
Total cost of revenues	(18,107,111)	(394,086)	(18,501,197)

GROSS PROFIT	5,070,964	1,332,615	6,403,579

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (note (f))	(3,463,682)	(818,181)	(4,281,863)

INCOME FROM OPERATIONS	1,607,282	514,434	2,121,716

OTHER INCOME (EXPENSE), NET:
Non-operating income, net	126,512	22,865	149,377
Interest expenses	(57,411)	(22,865)	(80,276)
Total other income net	69,101	-	69,101

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,676,383	514,434	2,190,817

INCOME TAXES EXPENSES (note (g))	(565,720)	(250,195)	(815,915)

NET INCOME	1,110,663	264,239	1,374,902

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(57,717)	-	(57,717)

COMPREHENSIVE INCOME	$1,052,946	$264,239	$1,317,185

Earnings per share
Basic	$0.04	$0.01	$0.05
Diluted	$0.04	$0.01	$0.05
Weighted average ordinary shares outstanding
Basic	25,705,500	(13,521)	25,691,979
Diluted	27,033,819	(731,556)	26,302,263

(e)
The restated cost of revenues increased by $394,086, representing undercharged certain cost and sales tax of $95,633 and $96,556 (note c), respectively, and a reclassification of $201,897 (note f) from selling, general and administrative expenses.

(f)
The restated selling, general and administrative expenses increased by $818,181, representing undercharged cost for consulting services of $964,484 and allowance of doubtful accounts of $100,364(note a), offset by overcharged stock based compensation of $44,770 in 2008 and a reclassification of $201,897 (note e) to cost of revenue.

(g)	The adjustment to income tax expense has been calculated based on the above adjustments.

Consolidated Statement of Shareholders’ Equity Impact:

The following table sets forth the effects of the restatement and reclassification adjustments on the Company’s consolidated statements of shareholders’ Equity:

	Preferred Stock		Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2008, previous reported	714,963	$715	29,912,573	$29,913	$7,645,404	$408,403	$(363,147)	$(97,843)	$7,623,445
Recognize retainage as revenues (note (h))	-	-	-	-	-	-	1,726,701	-	1,726,701
Undercharged cost of revenues (note (h))	-	-	-	-	-	-	(192,189)	-	(192,189)
Undercharged allowance for doubtful accounts (note i)	-	-	-	-	-	-	(100,364)	-	(100,364)
Undercharged cost for consulting service (note (i))	-	-	-	-	964,484	-	(964,484)	-	-
Overcharged stock based compensation (note (i))	-	-	-	-	(44,770)	-	44,770	-	-
Adjustment of income taxes expenses (note (j))	-	-	-	-	-	-	(250,195)	-	(250,195)
Reclassification due to dissolve of variable interest entities (note (k))	-	-	-	-	484,371	-	(484,371)	-	-
Over-accrued statutory reserve (note (l))	-	-	-	-	-	(275,601)	275,601	-	-
Adjustment to accumulated other comprehensive income (loss)	-		-	-	8,794	-	-	(8,794)	-
BALANCE, December 31, 2008, restated	714,963	$715	29,912,573	$29,913	$9,058,283	$132,802	$(307,678)	$(106,637)	$8,807,398

(h)	Refer to note (d) and note (e).
(i)	Refer to note (f).
(j)	Refer to note (c).
(k)
The restatement adjustment mainly represents a reclassification of $484,371 profit distribution from additional paid-in capital to accumulated deficit. This profit distribution was made by Shanghai Environment and Zhuyi to the Company’s shareholders.

(l)	The restatement adjustment represents the reversal of over-accrued statutory reserve of $275,601 as of December 31, 2008.
(m)
Aggregated amounts allocated to preferred stocks and warrants classified in additional paid-in capital are restated to $5,307,539 and $1,336,739 based on the Company’s change of valuation (Note 12). The previously reported amounts allocated to preferred stocks and warrants were $3,017,296 and $3,626,982.

Consolidated Statement of Cash Flows Impact:

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, for the years ended December 31, 2008:

	Year ended December, 31
	2008
	Previously reported	Adjustment	Restated
Net cash used in operating activities	$(335,612)	$(423,146)	$(758,758)
Net cash provided by/(used in) investing activities	241,311	(521,328)	(280,017)
Net cash provided by financing activities	5,874,018	1,084,284	6,958,302

Effect of exchange rate changes on cash and cash equivalents	$50,536	$(139,810)	$(89,274)

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

The Company adopted the Financial Accounting Standard Board’s (“FASB”) accounting standard regarding the fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

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

We have concluded that Shanghai Engineering, Shanghai Zhuyi Industry Co., Ltd. ("Zhuyi"), a former affiliated company liquidated in July 2007 originally formed to derive tax benefits, Shanghai Haiyin Hi-Tech Engineering Co., Ltd. ("Haiyin") a former affiliated company liquidated in January 2008 originally formed to derive tax benefits, and Shanghai Environmental are variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries. Under the requirements of FASB’s accounting standard, Poise Profit and CER Hong Kong consolidated the financial statements of Shanghai Engineering, Zhuyi, Haiyin and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use right, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the amount of quarterly payments is allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period.

Shanghai Engineering does not have a variable interest in Vessel Works Division through this agreement as the arrangement is established between Shanghai Engineering and Shanghai Si Fang.  Shanghai Engineering does not have any contractual or ownership interest in Vessel Works Division, and therefore, Shanghai Engineering does not have variable interests in Vessel Works Division.

The arrangement, however, may result in Shanghai Engineering having variable interests in Shanghai Si Fang, but as Shanghai Si Fang is a state-owned enterprise that has substantive operations other than this lease and operation arrangement, Shanghai Engineering is not the primary beneficiary of Shanghai Si Fang.

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

In providing design services, we design energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage us to manufacture the designed system or choose to present our drawings to other manufacturers for manufacturing and installation. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system, and we are involved throughout the entire process from design to installation. Our service arrangements include a limited warranty to our customers pursuant to which our customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 12 to 18 months).

We generally recognize revenues including retainage from product sales when (a) persuasive evidence of an arrangement exists, which is generally represented by a contract between us and the customer; (b) products are shipped; (c) title and risk of ownership have passed to the customer, which generally occurs at the time of delivery; (d) the customer accepts the products upon quality inspection performed by the customer; (e) the purchase price is agreed to between us and the customer; and (f) collectability is reasonably assured. Sales revenues represent the invoiced value of products, less returns and discounts, and net of value added tax.

We recognize revenues including retainage from design services when (a) persuasive evidence of an arrangement exists, which is generally represented by a contract between us and the customer; (b) the design drawings are delivered; (c) the purchase price is agreed to between us and the customer; and (d) collectability is reasonably assured. We generally deliver the drawings in one batch.

The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a stand alone basis other than in connection with the facilities for which it was intended. In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts (1981) issued by the American Institute of Certified Public Accountants (“AICPA”), the Company adopted the percentage of completion method in lieu of the completed contract method when: (a) it is possible to make reasonably reliable estimates of revenues and costs for the construction project; (b) the contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; (c) the purchaser has the ability and expectation to perform all contractual duties; and (d) the contractor has the same ability and expectation to perform. In contrast, this AICPA accounting standard provides that the completed contract method should be used in rare circumstances where: (a) the contract is of a short duration; (b) the contract violates any one of the prongs described above for the percentage of completion method; or (c) the project involves documented extraordinary, nonrecurring business risks. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and we are able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, we have the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which we recognize revenues. The risks and rewards of ownership of the installed goods pass to the customer upon completion of each stage of the project. Hence, EPC contracts involve a continuous sale and transfer of ownership rights that occurs as the work progresses. Further, a customer has the right to require specific performance of the contract and the contracts do not involve any documented extraordinary nonrecurring business risks. Finally, according to the FASB’s accounting standard regarding long-term construction-type contracts, the percentage of completion method is preferable when recognizing revenues when the estimates of costs of completion and the extent of progress toward completion of long-term contracts are reasonably dependable. For the above-mentioned reasons, we recognize revenues including retainage from EPC contracts using the percentage of completion method based on the Accounting standards.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. The fair value measurement of a liability assumes transfer to a market participant on the measurement date, not a settlement of the liability with the counterparty. ASU 2009-05 describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the fourth quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. We do not believe that the adoption of ASU 2009-17 will have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not believe that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09 to amend ASC 855, Subsequent Events. ASC 855, which was originally issued by the FASB in May 2009, provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. ASC 855 was effective for interim and annual periods ending after June 15, 2009, and ASU 2010-09 is effective immediately. We have evaluated subsequent events in accordance with ASU 2010-09.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2008 and December 31, 2009

The following table sets forth the results of our operations for the years indicated as a percentage of revenues:

	Fiscal Year ended December 31,
	2008 Restated		2009
REVENUES
Third parties	$21,315,226	85.6%	$22,194,443	100.0%
Related party	3,589,550	14.4%	-	0.0%
Total revenue	24,904,776	100.0%	22,194,443	100.0%

COST OF REVENUES
Third parties	(16,549,648)	66.5%	(18,842,557)	84.9%
Related party	(1,951,549)	7.8%	-	0.0%
Total cost of revenues	(18,501,197)	74.3%	(18,842,557)	84.9%

GROSS PROFIT	6,403,579	25.7%	3,351,886	15.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,281,863)	17.2%	(5,746,743)	25.9%

INCOME/(LOSS) FROM OPERATIONS	2,121,716	8.5%	(2,394,857)	(10.8%)

OTHER INCOME, NET:
Change in fair value of warrant liability	-	-	1,539,233	6.9%
Change in fair value of derivative liability	-	0.0%	399,500	1.8%
Non-operating income, net	149,377	0.6%	80,692	0.4%
Interest expenses	(80,276)	(0.3%)	(868,388)	(3.9%)
Total other income , net	69,101	0.3%	1,151,037	5.2%

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,190,817	8.8%	(1,243,820)	(5.6%)

INCOME TAXES (EXPENSES)/BENEFITS	(815,915)	(3.3%)	357,340	1.6%

NET INCOME/(LOSS)	1,374,902	5.5%	(886,480)	(4.0%)

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	(57,717)	(0.2%)	29,152	0.1%

COMPREHENSIVE INCOME/(LOSS)	$1,317,185	5.3%	$(857,328)	(3.9%)

Revenues Our revenues include revenues from sales of energy recovery systems, provision of design services and EPC services. Revenues decreased to $22,194,443 for the year ended December 31, 2009 as compared to $24,904,776 for the year ended December 31, 2008, a decrease of $2,710,333 or 10.9%. This decrease was mainly due to the decrease in the overall amount of revenue under our outstanding contracts which is consistent with the worldwide economic crisis. We produced far fewer boilers during the period though we finished one more EPC contract with stable pricing. The detailed changes are as follows:

	2008 Restated	2009	Change ($)%

Average Revenue per Contract
Products	$281,202	$326,660	$45,458	16%
Design Services	$100,905	$130,408	$29,503	29%
EPC	$2,228,166	$2,380,138	$151,973	7%
Average Revenue per Contract	$350,771	$504,419	$153,648	44%
Number of Contracts Completed
Products	63	38	(25)	(40)%
Design Services	5	2	(3)	(60)%
EPC	3	4	1	33%
Total Number of Contracts Completed	71	44	(27)	(38)%

Although the average sales revenue recognized per product contract increased by $45,458 from $281,202 for the year ended December 31, 2008 to $326,660 for the year ended December 31, 2009, the number of product contracts we completed decreased from 63 to 38 due to the worldwide financial crisis and also because we are focusing more on EPC contracts.

With the recovery of the economy and the Chinese government’s emphasis on energy efficiency and pollution reduction, it is anticipated that the business will continue to grow in future periods. We believe we are among the few companies in the industry with the necessary design and engineering capability to satisfy the growing market demand for larger energy recovery systems. Further, we have been expanding our marketing efforts to win new contracts by attending trade events both inside China and overseas, hosting focused industry seminars, increasing selling efforts to repeat customers and actively pursuing new customer prospects, and partnering with large engineering houses and foreign industry leaders. We are also building a new state-of-the-art manufacturing facility expected to be partly completed and into operation in late 2010, which is designed to expand our production capacity and solve the capacity limitations we experience at our current leased facility. The new plant with its higher efficiency and greater capacity, once in place, is expected to enable us to increase our sales and gross margin.

Cost of Revenues Cost of revenues increased to $18,842,557 for the year ended December 31, 2009, as compared to $18,501,197 for the year ended December 31, 2008, an increase of $341,360, or 1.8%. As a percentage of revenues, cost of revenues increased from74.3% for the year ended December 31, 2008 to 84.9% for the year ended 2009, an increase of 6.4%. The increase is largely due to: 1) the price of raw materials, such as steel, being higher in previous years, we used up most of these materials in production of 2009; 2) the company carried more EPC projects, which usually earn less gross profit margin especially from purchase parts; 3) the increase in salaries or workers and engineers from April 2008 in recognition of the Company becoming a U.S. public company.  Although we tried to anticipate the cost of production increases when bidding on contracts, there may be contracts that we have entered which may not permit us to raise our prices, and therefore, we experienced reduced margins under such agreements.  Management will continually assess any rising costs and any inflationary pressures, and attempt to take action to protect our results of operations. We expect that we will adjust the prices of our products and services accordingly to minimize such an impact on our results of operations with the recovering world economy.

Gross Profit Gross profit was $3,351,886 for the year ended December 31, 2009 as compared to $6,403,579 for the year ended December 31, 2008, a decrease of $3,051,693 or 47.7%. The respective gross margins are 15.1% and 25.7% for the years ended December 31, 2009 and 2008. Besides the reasons mentioned for the increase of cost of revenues, the decrease is also due to the revenue earned from related party in 2008 having a much higher margin than that from third parties.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased to $5,746,743 for the year ended December 31, 2009, as compared to $4,281,863 for the year ended December 31, 2008, an increase of $1,464,880 or 34%. Selling, general and administrative expenses, as a percentage of revenue, increased from 17.2% for the year ended December 31, 2008 to 25.9% for the year ended December 31, 2009, an increase of 8.7%. The increase is mainly due to following reasons. (1) Firstly, the increase in travel, shipping and handling expenses from $645,107 in 2008 to $813,869 in 2009 resulting from greater sales efforts. (2) Secondly, staff costs for year 2009 were $1,482,332 as a result of more employees hired for future business expansion, salary increases after the Company went public and more high-profile management staffs hired, compared to $807,310 for year 2008. In addition, the increase in rental for office space of $415,109 including a new engineering and R&D center in Zhangjiang, Shanghai. On the other hand, the Company incurred fewer public company expenses, such as legal, investor relationship and business development and etc, for $ 2,194,045 and $1,798,460 of the year ended December 31, 2008 and 2009, respectively, with a decrease of $395,585, resulting from the company’s public offering in April 2008.

Income/(loss) from Operations As a result of the above, loss from operations totaled $2,394,857 for the year ended December 31, 2009 as compared to income of $2,121,716 for the year ended December 31, 2008, a decrease of $4,516,573 or 212.8%. As a percentage of revenues, loss from operations was 10.8 % for the year ended December 31, 2009 as compared to an operating profit of 8.5% for the year ended December 31, 2008.  The decrease is mainly attributable to increase in operating expenses and lower gross profit.

Other Income  Other income was $1,151,037 for the year ended December 31, 2009, as compared to $69,101 for the year ended December 31, 2008. Interest expenses increased to $868,388 for the year ended December 31, 2009, as compared to $80,276 for the year ended December 31, 2008, an increase of $ 788,112 or 981.8%. This increase is mainly due to the interest expense incurred for convertible notes of $118,750 and accretion of convertible notes of $232,628. In addition, the amortization of deferred financing cost in relation to the convertible notes amounted to $497,541 for the year ended December 31, 2009. The Company also had non-operating income of $80,692 (consisting mainly of a VAT tax refund from the government and compensation for breach of a contract by one customer) for the year ended December 31, 2009, as compared to $149,377 (consisting mainly of collection of receivable which has been impaired in previous years) for the ended December 31, 2008. Also included in other income for 2009 was $1,539,233 for a change in fair value of warrant liability and $399,500 for a change in fair value of derivative liability, resulting from the valuation of warrants and derivative liabilities, mainly due to the decrease of the Company’s stock price.

Income/(loss)  before Provision for Income Taxes As a result of the foregoing, loss before provision for income taxes was $ 1,243,820  for the year ended December 31, 2009, as compared to income of $2,190,817, for the year ended December, 2008, a decrease of $3,434,637 or 156.8%.

Income Taxes Expenses/(Benefits) Income taxes was a benefit of  $357,340 for the year ended December 31, 2009, representing 28.7% of the income before provision for income taxes, as compared to $815,915 representing 37.2% of the income before provision for income taxes, for the year ended December 31, 2008. The changes are primarily because the Company had a loss in 2009, and no income tax expense was generated for the year ended December 31, 2009, while the Company incurred $815,915 income tax expenses from generated taxable income in 2008. In addition, certain deferred tax assets which was provided as a result of tax loss carry forward incurred in 2009, was offset against deferred tax liability incurred in relation to the issuance of convertible notes. The recognition of deferred tax liability in relation to the convertible notes was recorded as an adjustment to additional paid in capital.

Net Income/(Loss) As a result of the foregoing, we incurred a net loss of  $886,480, for the year ended December 31, 2009 as compared to net income of  $1,374,902, for the year ended December 31, 2008, a decrease of $2,261,382 or 164.5%. The decrease in net income is mainly due to the decrease of gross profit and the increase in operating expenses, offset by the change in fair value of the warrants and derivative liability. Management believes that as a result of our ongoing efforts to improve operational efficiency and implement stricter cost controls and cost reduction measures, including attempts to minimize those expenses related to public company operations, enhance accounts receivable collection to reduce bad debt expenses, and control headcount and salary costs, our operating expenses will not necessarily increase in proportion to the anticipated increase in our sales, and we will also benefit from economies of scale as we grow our sales and secure orders with larger contract values in the future periods. Management expects that the current global recession will adversely affect the demand for our products and thus slow our growth in 2010 as compared to prior years. However, management anticipates that our sales revenues will continue to grow in future as we currently have back-log orders and continue to see an increasing awareness and demand for our energy efficiency solutions and systems both in China and in other countries.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the proceeds from the sale of equity to investors and borrowings from banks and other lenders. Our principal uses of cash have been to finance working capital, facility expansion and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. This instability could affect the prices at which we will be able to sell our products and services, which likely would also adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital at a reasonable cost, as needed.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our credit facilities will be sufficient to fund current business operations over at least the next twelve months. Notwithstanding our resources for operations on a going forward basis at current operating levels, we will need capital for our expansion plans, including funding for the building of our proposed new plant. To improve our cash and cash requirement position, we will take steps to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Year ended December, 31
	2008	2009
	Restated

Net cash used in operating activities	$(758,758)	$(5,201,706)
Net cash used in investing activities	(280,017)	(4,076,319)
Net cash provided by financing activities	6,958,302	5,498,780
Effect of exchange rate changes on cash and cash equivalents	(89,274)	29,415
Net increase/(decrease) in cash and cash equivalents	5,830,253	(3,749,830)
Cash and cash equivalents at the beginning of period	306,150	6,136,403
Cash and cash equivalents at the end of period	$6,136,403	$2,386,573

Operating Activities

Net cash used in operating activities was $5,201,706 for the year ended December 31, 2009 compared with net cash used in operating activities of $758,758 for the year ended December 31, 2008. The increase of cash used in operating activities was due to the following reasons. First, the Company earned less revenue while it incurred more cost in 2009 than in 2008; accordingly, the Company collected fewer receipts from customers and paid more to suppliers. Secondly, the Company entered into a major EPC contract in which the Company granted a four years credit term to the customer; accordingly, the Company has made little collections in 2009 for this contract, but has made most of the payments to purchase inventories and for the costs incurred.

Investing Activities

Net cash used in investing activities was $4,076,319 for the year ended December 31, 2009 compared to net cash used in investing activities of $280,017 for the year ended December 31, 2008. The increase was because the Company purchased land in Yizheng and started construction for the new manufacturing facility.

On August 18, 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. The new plant is intended to be a world-class, state-of-the-art facility and will be dedicated to developing and manufacturing large-sized and sophisticated waste heat recovery systems and other related energy efficiency equipment.  The planned facility is part of the Company’s business plan for expanding its production capacity and to develop additional demand for its products within China and from overseas.

To comply with the terms of the plant agreements, a foreign investment enterprise, CER Yangzhou, was established on August 28, 2009, with registered capital of $20 million of which $7.5 million was injected by March, 2010. The Company has been following the construction schedules and fulfilling the investment requirement.

Financing Activities

Net cash provided by financing activities was $5,498,780 for the year ended December 31, 2009 compared to net cash provided by financing activities of $6,958,302 for the year ended December 31, 2008, an decrease of $1,459,522. The Company received $5,000,000 pursuant to a drawdown under a convertible note made in September 2009.  The Company also borrowed short-term bank loans. On April 15, 2008, the Company closed a Series A Convertible Preferred Stock financing with net proceeds of $6,644,278.

Capital Resources

We incurred the following bank loans during the years ended December 31, 2009 and 2008, respectively:

On January 30, 2008, we borrowed RMB 2,600,000 (approximately $381,420 as of December 31, 2008) on a short-term bank loan for working capital purposes from Shenzhen Development Bank, Shanghai Branch, Baoshan Sub-branch. The term of the loan was one year. The loan agreement provided for monthly interest payments at an interest rate of 7.47% per annum, maturing in January 2009. We have repaid the loan in January 2009.

In April 2008, we received net proceeds of approximately $6.6 million upon closing of our Series A Convertible Preferred Stock financing. The proceeds from the financing were primarily used for general working capital purposes, including funding the purchase of raw materials for our products, the purchase of necessary additional equipment for our current manufacturing facility, sales and marketing expenses, and research and development expenses that we will need for the planned operations.

On May 21, 2009, the Company entered into a series of agreements for an unsecured term loan arrangement (“Convertible Note Agreement”) with a private investor. In connection with this financing, we agreed to issue a two-year 9.5% Unsecured Convertible Promissory Note in the principal amount of $5 million, which may be converted into common stock at a conversion price of $1.80 per share. The Convertible Note Agreement permitted the Company to draw down up to $5,000,000 in principal amount, within six months of the making. Any amount borrowed bears interest at 9.5%, payable every six months, calculated and compounded quarterly.  Each draw is due twenty-four months after the draw down date, together with any accrued and unpaid interest.  The Company may pre-pay the note at any time, at its option. On September 28, 2009, the Company drew down $5,000,000, the full amount available. The proceeds of this loan are restricted to only the expenses related to the acquisition and construction of a new plant to be located in China to expand our production capacity, including the purchase of land for the plant, buildings and equipment and for facilitating loans from one or more in-China banks and institutional lenders for the plant. We have used $3,510,000 of the Convertible Note Agreement proceeds for the purchase of land use rights and design and construction costs for the plant, and we will use the balance of the proceeds for the commitments to the local government to purchase more land use rights and other costs associated with the plant. No interest was paid in 2009.

On September 1, 2009, we borrowed a short-term loan of RMB 6,000,000 (approximately $879, 660) for working capital purpose from Shanghai Pudong Development Bank, Luwan Branch. The term of the loan is one year. The loan agreement provides for monthly interest payments at an annual interest rate of 5.841%, maturing on August 31, 2010. The loan has been repaid on January 5, 2010. The related interest in 2009 is $17,423.

On February 1, 2010, the Company entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are generally for construction of a new plant in China. The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000.  The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%. As security for this Loan Agreement and the other loan agreements of all the lenders, Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER pledged 8,000,006 shares of common stock of CER, which shares will be held in escrow for the benefit of all the lenders.

As a result of the Company not filing its reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, the Company was in violation of various loan covenants and default terms with respect its obligation to file SEC reports and comply with applicable laws under the terms of the loan for $4,000,000 in principal amount due January 15, 2013. The violation of the covenants and default permit the note holders to accelerate the repayment of the full amount of the principal and interest due on the loan. To date, the lenders have not delivered any notice of acceleration and have not indicated that they intend to give such a notice. One of the lenders representing $2,000,000 in principal amount of the loans provided to the Company on November 1, 2010, a waiver of the covenant and default terms and also provided sufficient time to make the necessary past due filings and the report for the quarter ended September 30, 2010, before a covenant violation or default would result again concerning these issues.

Additionally, since the repayment amount is fixed in United States dollars, the lenders will receive shares of common stock on each principal payment date in that number of shares representing the value of the difference in the Renmenbi/US Dollar exchange rate between February 1, 2010, and the payment date, provided the Renmenbi exchange rate increases against the US dollar, times the amount of principal being repaid, divided by the closing price of the common stock on the repayment date.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, the Chairman of the Board and Chief Executive Officer of the Company, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”), a company that Mr. Qinghuan Wu controls, to lend to CER Hong Kong the sum of $1,000,000.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, interest payable quarterly, and is unsecured.  The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the Loan Agreements.

Table Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2009:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Investment capital commitments	$17,120,000	$1,620,000	$15,500,000
Convertible notes	5,831,250	2,975,000	2,856,250
Operating lease obligations	1,402,640	1,402,640	-
Purchasing obligations	6,536,936	4,161,362	2,375,574
Total	$30,890,826	$10,159,002	$20,731,824

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000. The Company drew down the money on September 30, 2009. Accordingly, it is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The estimated interest expense on the convertible notes amounted to $831,250.

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

Item 7A Quantitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 8 Financial Statements and Supplementary Data

CHINA ENERGY RECOVERY, INC.

普华永道中天会计师事务所有限公司
11th Floor PricewaterhouseCoopers Center
2 Corporate Avenue
202 Hu Bin Road, Luwan District
Shanghai 200021, PRC
Telephone +86 (21) 2323 8888
Facsimile +86 (21) 2323 8800
www.pwccn.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of China Energy Recovery, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and other comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of China Energy Recovery, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2008 and December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2008 consolidated financial statements. Such consolidated financial statements, before the restatement referred to above, were reported on by another independent registered public accounting firm.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for warrants issued in connection with Series A Convertible Preferred Stock as of January 1, 2009.
PricewaterhouseCoopers Zhong Tian CPAs Limited Company
November 3, 2010

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2009

	December 31 2008 Restated	December 31 2009
ASSETS

CURRENT ASSETS:
Cash	$6,136,403	$2,386,573
Restricted cash	597,949	-
Notes receivable	120,749	411,049
Accounts receivable, net of allowance for doubtful accounts	5,109,456	6,601,921
Accounts receivable - related party	1,006,060	-
Inventories	7,774,775	8,574,775
Other current assets and receivables	98,271	892,657
Deferred financial cost - current	-	674,748
Deferred tax assets - current	-	67,276
Advances on inventory purchases	1,044,807	4,271,054
Total current assets	21,888,470	23,880,053

EQUIPMENT, net	850,888	758,888

OTHER ASSETS:
Deferred tax assets	63,241	133,758
Intangible assets	-	2,439,022
Deferred financial cost	-	215,623
Long-term accounts receivable	102,690	6,830,615
Total other assets	165,931	9,619,018

Total assets	$22,905,289	$34,257,959

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,426,926	$4,188,205
Other payables	466,392	1,100,111
Other payables - related party	65,078	-
Accrued liabilities	21,228	644,971
Advances from customers	7,044,234	11,226,273
Taxes payable	2,692,613	2,956,476
Short-term bank loans	381,420	880,200
Derivative liability, current	-	435,500
Convertible note, current	-	2,023,720
Total current liabilities	14,097,891	23,455,456

NON-CURRENT LIABILITIES:
Warrant liability	-	1,372,947
Derivative liability	-	435,500
Convertible note	-	1,938,408
Total non-current liabilities	-	3,746,855
Total Liabilities	14,097,891	27,202,311

Commitment and contingency	-	-

SHAREHOLDERS' EQUITY:
Preferred stock(US$0.001 par value; 50,000,000 shares authorized, 714,963 and 662,963 shares issued and outstanding as of December 31, 2008 and 2009, respectively)	715	626
Common stock(US$0.001 par value; 100,000,000 shares authorized, 29,912,573 and 30,638,720 shares issued and outstanding as of December 31, 2008 and 2009, respectively)	29,913	30,639
Additional Paid-in-capital	9,058,283	8,163,224
Accumulated deficit	(307,678)	(1,194,158)
Statutory reserves	132,802	132,802
Accumulated other comprehensive loss	(106,637)	(77,485)
Total shareholders' equity	8,807,398	7,055,648

Total liabilities and shareholders' equity	$22,905,289	$34,257,959

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2008 AND 2009

	Year ended December 31,
	2008 Restated	2009
REVENUES
Third parties	$21,315,226	$22,194,443
Related party	3,589,550	-
Total revenue	24,904,776	22,194,443

COST OF REVENUES
Third parties	(16,549,648)	(18,842,557)
Related party	(1,951,549)	-
Total cost of revenues	(18,501,197)	(18,842,557)

GROSS PROFIT	6,403,579	3,351,886

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,281,863)	(5,746,743)

INCOME/(LOSS) FROM OPERATIONS	2,121,716	(2,394,857)

OTHER INCOME, NET:
Change in fair value of warrant liability	-	1,539,233
Change in fair value of derivative liability	-	399,500
Non-operating income, net	149,377	80,692
Interest expenses	(80,276)	(868,388)
Total other income , net	69,101	1,151,037

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,190,817	(1,243,820)

INCOME TAXES (EXPENSES)/BENEFITS	(815,915)	357,340

NET INCOME/(LOSS)	1,374,902	(886,480)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	(57,717)	29,152

COMPREHENSIVE INCOME/(LOSS)	$1,317,185	$(857,328)

Earnings/(loss) per share
Basic	$0.05	$(0.03)
Diluted	$0.05	$(0.03)

Weighted average ordinary shares outstanding
Basic	25,691,979	29,952,798
Diluted	26,302,263	29,952,798

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total
	Shares	Amount	Shares	Amount
BALANCE, at January 1, 2008	-	$-	20,757,090	$20,757	$870,787	$204,758	$(1,270,165)	$(40,126)	$(213,989)
									-
Issuance of preferred stock	7,874,241	7,874		-	6,636,404	-	-	-	6,644,278
Issuance of common stock for reorganization	-	-	4,717,890	4,718	3,697	-	-	-	8,415
Common stock for consulting services	-	-	662,500	663	1,443,698	-	-	-	1,444,361
Cashless exercise of warrant	-	-	195,454	195	(195)	-	-	-	-
Warrants issued for consulting services	-	-	-	-	52,279	-	-	-	52,279
Stock based compensation	-	-	-	-	85,928	-	-	-	85,928
Conversion of preferred stock	(7,159,278)	(7,159)	3,579,639	3,580	3,579	-	-	-	-
Capital deduction on Haiyin & Zhuyi	-	-	-	-	(37,894)	-	-	-	(37,894)
Profit Distribution to Mr. Qinghuan Wu for the profits earned before 2008	-	-	-	-	-	(110,617)	(373,754)	(8,794)	(493,165)
Statutory reserves	-	-	-	-	-	38,661	(38,661)	-	-
Net income	-	-	-	-	-	-	1,374,902	-	1,374,902
Foreign currency translation loss	-	-	-	-	-	-	-	(57,717)	(57,717)

BALANCE, at December 31, 2008 - restated	714,963	$715	29,912,573	$29,913	$9,058,283	$132,802	$(307,678)	$(106,637)	$8,807,398

Cumulative effect of reclassification of warrants (Note 13)	-	-	-	-	(1,524,268)	-	-	-	(1,524,268)

BALANCE, at January 1, 2009, as adjusted	714,963	$715	29,912,573	$29,913	$7,534,015	$132,802	$(307,678)	$(106,637)	$7,283,130

Common stock for consulting services	-	-	700,000	700	839,300	-	-	-	840,000
Change of convertible rate	-	(37)	-	-	37	-	-	-	-
Stock based compensation	-	-	-	-	221,816	-	-	-	221,816
Conversion of preferred stock	(52,000)	(52)	26,147	26	26	-	-	-	-
Deferred tax liability due to discount unconvertible notes	-	-	-	-	(431,970)	-	-	-	(431,970)
Net loss	-	-	-	-	-	-	(886,480)	-	(886,480)
Foreign currency translation loss	-	-	-	-	-	-	-	29,152	29,152

BALANCE, at December 31, 2009	662,963	$626	30,638,720	$30,639	$8,163,224	$132,802	$(1,194,158)	$(77,485)	$7,055,648

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2009
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,374,902	$(886,480)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Depreciation and amortization	113,520	178,446
Non-cash structuring charges	8,415	-
Change in allowance for uncollectible accounts	(2,645)	337,383
Common stock issued for services	1,444,361	840,000
Stock based compensation	138,207	221,816
Change in fair value of warrant and derivative liabilities	-	(1,938,733)
Interest expenses of convertible note	-	730,169
Loss from disposal of fixed assets	13,186	-
Deferred income taxes	(63,241)	(569,763)
Change in operating assets and liabilities
Restricted cash	(508,834)	597,949
Notes receivable	231,050	(290,300)
Accounts receivable	(3,390,525)	(1,830,055)
Accounts receivable - related party	(434,024)	1,006,060
Inventories	(2,512,446)	(800,000)
Other current assets and receivables	(60,419)	(794,386)
Advances on inventory purchases	950,538	(1,675,452)
Long-term accounts receivable	485,743	(6,727,925)
Accounts payable	1,230,418	761,279
Other payables	190,801	633,719
Other payables - related party	4,259	(65,078)
Accrued liabilities	(6,623)	548,055
Advances from customers	(1,008,336)	4,182,039
Salary payable	-	75,688
Taxes payable	1,973,481	263,863
Deferred revenue	(930,546)	-
Net cash used in operating activities	(758,758)	(5,201,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(289,441)	(1,637,248)
Proceeds from disposal of fixed assets	9,424	-
Purchase of intangible assets	-	(2,439,071)
Net cash used in investing activities	(280,017)	(4,076,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans to shareholder	463,663	-
Capital deduction of variable interest entities	(294,995)	-
Proceeds from issuing preferred stock, net of issuance costs	6,644,278	-
Distribution to shareholders	(236,064)	-
Proceeds from short-term bank loans	381,420	880,200
Proceeds from convertible note	-	5,000,000
Repayment of short-term bank loans	-	(381,420)
Net cash provided by financing activities	6,958,302	5,498,780

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(89,274)	29,415

INCREASE/(DECREASE) IN CASH	5,830,253	(3,749,830)

CASH, beginning	306,150	6,136,403

CASH, ending	$6,136,403	$2,386,573

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	91,737	55,703
Cash paid during the year for interest	27,997	19,469

Supplemental schedule of non-cash investing and financing activities:
Warrants issued for convertible note	1,669,132	1,387,912

The accompanying notes are an integral part of these consolidated financial statements.

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

Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering") was established in Shanghai, China in July 1999. Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental") was incorporated in Shanghai on May 23, 2007. Mr. Qinghuan Wu, the Company’s chairman and Chief Executive Officer, became the sole shareholder of Shanghai Environmental in November 2007. Shanghai Environmental is not an operating company but serves as a vehicle for arranging sales and maximizing tax benefits.

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use right, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the amount of quarterly payment is allocated between the lease and non-lease deliverables based on their fair values.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period.

Shanghai Engineering does not have a variable interest in Vessel Works Division through this agreement as the arrangement is established between Shanghai Engineering and Shanghai Si Fang.  Shanghai Engineering does not have any contractual or ownership interest in Vessel Works Division, and therefore, Shanghai Engineering does not have variable interests in Vessel Works Division.

The arrangement, however, may result in Shanghai Engineering having variable interests in Shanghai Si Fang, but as Shanghai Si Fang is a state-owned enterprise that has substantive operations other than the Lease and Operation arrangement, Shanghai Engineering is not the primary beneficiary of Shanghai Si Fang.

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

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Environmental and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr. Qinghuan Wu, Shanghai Environmental's sole shareholder has granted his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr. Qinghuan Wu have granted Hi-tech the exclusive right and option to acquire all of the shareholders' equity interest in Shanghai Environmental. Further, Shanghai Environmental's shareholder has pledged all of his rights, titles and interests in Shanghai Environmental.

In order to restructure the holding structure of the Company (the “Restructuring”), on December 2, 2008, 100% of the shares of CER Hong Kong were transferred to Poise Profit from Mr. Qinghuan Wu and his wife, Mrs. Zhou, and all the contracts between Hi-tech and Shanghai Engineering,  and between Hi-tech and Shanghai Environmental were transferred to CER Hong Kong.  Thereafter, CER Hong Kong, through its variable interest entities located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels in the fields of chemical industry, petrochemical industry, oil refinery, fine chemicals, water and power conservancy, metallurgical, environmental protection, waste heat utilization and power generation from waste heat recovery.

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated in Shanghai by CER Hong Kong. CER Shanghai’s registered capital is $5,000,000. As of December 31, 2009, CER Hong Kong has contributed approximately $3,380,000 capital in CER shanghai. CER Shanghai is mainly engaged in the development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

CER Energy Recovery (Yangzhou) Co., Ltd. (“CER Yangzhou”) was incorporated on August 28, 2009 in Yangzhou by CER Hong Kong. CER Yangzhou’s registered capital is $20,000,000 and the contributed capital was approximately $4,500,000 as of December 31, 2009 and an additional capital of approximately $3,000,000 was contributed in 2010. CER Yangzhou is mainly engaged in the development and manufacturing of waste heat recovery systems and other related energy efficiency equipment.

Shanghai Haiyin Hi-Tech Engineering Co. Ltd. ("Haiyin") was incorporated in Shanghai on December 3, 2003. Haiyin was engaged in four technology services (development, transfer, consultation and other technology services) in chemical engineering, energy saving, computer and other professional technical fields. Haiyin also was engaged in processing, selling and installing computer hardware, heat recovery boiler and auxiliary equipment, and chemical engineering devices. Haiyin dissolved in November 29, 2007 legally and the registered capital had been returned as the result of a distribution to shareholders in 2008,

Shanghai Zhuyi Industry Co. Ltd. ("Zhuyi") was incorporated in Shanghai on November 28, 2005. The business scope of Zhuyi was trading in construction materials, metal materials, mechanical equipment, and computers hardware, and providing mechanical equipment design and consultation services. Zhuyi was dissolved in May 31, 2007 legally and the registered capital had been returned as the result of a distribution to shareholders in 2008 also.

On March 5, 2008, Hi-tech and Shanghai Engineering jointly formed Shanghai Haie Investment Consultation Co., Ltd. ("JV Entity"). JV Entity was 10% owned by Shanghai Engineering and 90% owned by Hi-tech. JV Entity was dissolved on September 1, 2008. The paid-in portion of registered capital was returned to Hi-tech on September 19, 2008.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, CER Yangzhou, Haiyin, Shanghai Environmental, Zhuyi, and JV Entity are collectively hereinafter referred to as the “Group".

Note 2 Restatement of Consolidated Financial Statements for Year ended December 31, 2008

Consolidated Balance Sheet Impact:

The following tables set forth the effects of the restatement adjustments and reclassification adjustments on the Company’s 2008 consolidated balance sheets:

	2008	Adjustment	2008
	Previously reported		Restated

ASSETS

CURRENT ASSETS:
Cash	$6,136,403	$-	$6,136,403
Restricted cash	597,949	-	597,949
Notes receivable	120,749	-	120,749
Accounts receivable, net of allowance for doubtful accounts (note (a))	4,935,142	174,314	5,109,456
Accounts receivable - related party	1,006,060	-	1,006,060
Inventories	7,774,775	-	7,774,775
Other current assets and receivables	98,271	-	98,271
Advances on inventory purchases	1,044,807	-	1,044,807
Total current assets	21,714,156	174,314	21,888,470

EQUIPMENT, net	850,888	-	850,888

OTHER ASSETS:
Deferred tax assets (note (b))	-	63,241	63,241
Long term accounts receivable (note (a))	377,368	(274,678)	102,690
Total other assets	377,368	(211,437)	165,931
Total assets	$22,942,412	$(37,123)	$22,905,289

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (note (c))	$3,331,293	$95,633	$3,426,926
Other payables	466,392	-	466,392
Other payables - related party	65,078	-	65,078
Accrued liabilities	21,228	-	21,228
Advances from customers	7,044,234	-	7,044,234
Taxes payable (note (c))	2,282,621	409,992	2,692,613
Deferred revenue (note (d))	1,726,701	(1,726,701)	-
Short-term bank loans	381,420	-	381,420
Total current liabilities and total liabilities	15,318,967	(1,221,076)	14,097,891

SHAREHOLDERS' EQUITY:
Preferred stock(US$0.001 par value; 50,000,000 shares authorized, 714,963 shares issued and outstanding as of December 31, 2008)	715	-	715
Common stock(US$0.001 par value; 100,000,000 shares authorized, 29,912,573 shares issued and outstanding as of December 31, 2008)	29,913	-	29,913
Additional Paid-in-capital	7,645,404	1,412,879	9,058,283
Accumulated deficit	(363,147)	55,469	(307,678)
Statutory reserves	408,403	(275,601)	132,802
Accumulated other comprehensive loss	(97,843)	(8,794)	(106,637)
Total shareholders' equity	7,623,445	1,183,953	8,807,398
Total liabilities and shareholders' equity	$22,942,412	$(37,123)	$22,905,289

(a)
Accounts receivable was increased by $174,314, representing a reclassification of $274,678 from long term accounts receivable, because these accounts receivables are due within one year, and netting off an additional allowance of $100,364 for doubtful accounts.

(b)	It represents a reclassification of deferred tax assets of $63,241 which was previously netted against tax payables as of December 31, 2008.

(c)
Cost of revenues, sales taxes and corporate income tax were understated by $95,633, $96,556 and $250,195, respectively, as of December 31, 2008. The remaining difference represents the reclassification of $63,241 (note b) to deferred tax assets.

(d)	The Company recognized retainage of $1,726,701 as revenue in 2008 since the recoverability could be reasonably assured.

Consolidated Statements of Income and other comprehensive income Impact:

The following table sets forth the effects of the restatement and reclassification adjustments on the Company’s consolidated statements of income and other comprehensive income:

	2008		2008
	Previously reported	Adjustment	Restated

REVENUES
Third parties (note (d))	$19,793,175	$1,522,051	$21,315,226
Related party (note (d))	3,384,900	204,650	3,589,550
Total revenue	23,178,075	1,726,701	24,904,776

COST OF REVENUES
Third parties (note (e))	(16,155,562)	(394,086)	(16,549,648)
Related party	(1,951,549)	-	(1,951,549)
Total cost of revenues	(18,107,111)	(394,086)	(18,501,197)

GROSS PROFIT	5,070,964	1,332,615	6,403,579

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (note (f))	(3,463,682)	(818,181)	(4,281,863)

INCOME FROM OPERATIONS	1,607,282	514,434	2,121,716

OTHER INCOME (EXPENSE), NET:
Non-operating income, net	126,512	22,865	149,377
Interest expenses	(57,411)	(22,865)	(80,276)
Total other income net	69,101	-	69,101

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,676,383	514,434	2,190,817

INCOME TAXES EXPENSES (note (g))	(565,720)	(250,195)	(815,915)

NET INCOME	1,110,663	264,239	1,374,902

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(57,717)	-	(57,717)

COMPREHENSIVE INCOME	$1,052,946	$264,239	$1,317,185

Earnings per share
Basic	$0.04	$0.01	$0.05
Diluted	$0.04	$0.01	$0.05
Weighted average ordinary shares outstanding
Basic	25,705,500	(13,521)	25,691,979
Diluted	27,033,819	(731,556)	26,302,263

(e)
The restated cost of revenues increased by $394,086, representing undercharged certain cost and sales tax of $95,633 and $96,556 (note c), respectively, and a reclassification of $201,897 (note f) from selling, general and administrative expenses.

(f)
The restated selling, general and administrative expenses increased by $818,181, representing undercharged cost for consulting services of $964,484 and allowance of doubtful accounts of $100,364, offset by overcharged stock based compensation of $44,770 in 2008 and a reclassification of $201,897 to cost of revenue.

(g)	The adjustment to income tax expense has been calculated based on the above adjustments.

Consolidated Statement of Shareholders’ Equity Impact:

The following table sets forth the effects of the restatement and reclassification adjustments on the Company’s consolidated statements of shareholders’ Equity:

	Preferred Stock		Common stock		Additional paid-in capital	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2008, previous reported	714,963	$715	29,912,573	$29,913	$7,645,404	$408,403	$(363,147)	$(97,843)	$7,623,445
Recognize retainage as revenues (note (h))	-	-	-	-	-	-	1,726,701	-	1,726,701
Undercharged cost of revenues (note (h))	-	-	-	-	-	-	(192,189)	-	(192,189)
Undercharged allowance for doubtful accounts (note i)	-	-	-	-	-	-	(100,364)	-	(100,364)
Undercharged cost for consulting service (note (i))	-	-	-	-	964,484	-	(964,484)	-	-
Overcharged stock based compensation (note (i))	-	-	-	-	(44,770)	-	44,770	-	-
Adjustment of income taxes expenses (note (j))	-	-	-	-	-	-	(250,195)	-	(250,195)
Reclassification due to dissolve of variable interest entities (note (k))	-	-	-	-	484,371	-	(484,371)	-	-
Over-accrued statutory reserve (note (l))	-	-	-	-	-	(275,601)	275,601	-	-
Adjustment to accumulated other comprehensive income (loss)	-		-	-	8,794	-	-	(8,794)	-
BALANCE, December 31, 2008, restated	714,963	$715	29,912,573	$29,913	$9,058,283	$132,802	$(307,678)	$(106,637)	$8,807,398

(h)	Refer to note (d) and note (e).
(i)	Refer to note (f).
(j)	Refer to note (c).
(k)
The restatement adjustment mainly represents a reclassification of $484,371 profit distribution from additional paid-in capital to accumulated deficit. This profit distribution was made by Shanghai Environment and Zhuyi to the Company’s shareholders.

(l)	The restatement adjustment represents the reversal of over-accrued statutory reserve of $275,601 as of December 31, 2008.
(m)
Aggregated amounts allocated to preferred stocks and warrants classified in additional paid-in capital are restated to $5,307,539 and $1,336,739 based on the Company’s change of valuation (Note 12). The previously reported amounts allocated to preferred stocks and warrants were $3,017,296 and $3,626,982.

Consolidated Statement of Cash Flows Impact:

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, for the years ended December 31, 2008:

	Year ended December, 31
	2008
	Previously reported	Adjustment	Restated
Net cash (used in) operating activities	$(335,612)	$(423,146)	$(758,758)
Net cash (used in) investing activities	241,311	(521,328)	(280,017)
Net cash provided by financing activities	5,874,018	1,084,284	6,958,302

Effect of exchange rate changes on cash and cash equivalents	$50,536	$(139,810)	$(89,274)

Note 3 – Summary of Significant Accounting Policies

The principal accounting policies adopted in the preparation of these consolidated financial statements are set out below:

(a)	Principal of consolidation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”).  The consolidated financial statements  include the financial statements of the Company, its wholly-owned subsidiaries Poise Profit, CER Hong Kong, Hi-tech, CER Shanghai, CER Yangzhou, and JV Entity, and its variable interest entities (“VIEs”) Shanghai Engineering, Shanghai Environmental, Zhuyi, and Haiyin. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

In accordance with the Accounting Standard Codification (“ASC”) 810-10, variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that Shanghai Engineering, Haiyin, Shanghai Environmental, and Zhuyi are VIEs and that the Company is the primary beneficiary. Under the requirements of US GAAP, the Company consolidated the financial statements of Shanghai Engineering, Haiyin, Shanghai Environmental and Zhuyi.

(b) Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of equipment, allowance for doubtful accounts, and the completion percentage of the construction contracts. Actual results could differ from those estimates.

(c) Concentration of risk

The Company maintains cash balances at financial institutions within the U.S. Hong Kong and PRC. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong are fully covered by the government provided insurance until the end of 2010.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on its cash in bank accounts.

For the years ended December 31, 2008 and 2009, the Company’s five top customers accounted for 50% and 69% of the Company's sales, respectively. Receivables from the five top customers were 47% and 66% of total accounts receivable at December 31, 2009 and 2008 respectively.

For the years ended December 31, 2009, five suppliers provided approximately 62% of the Company's purchases of raw materials. There are almost no payables to these five suppliers.  Five suppliers provided approximately 23% of the Company's purchases of raw materials for the years ended December 31, 2008. Payables to these five suppliers were 4% of accounts payable at December 31, 2008.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Haiyin, Shanghai Environmental, Zhuyi, Hi-tech and CER Hong Kong use Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2008 and 2009, foreign currency translation loss amounted to $57,717 and $29,152, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $106,637 and $77,485 as of December 31, 2008 and December 31, 2009, respectively. The balance sheet accounts with the exception of equity at December 31, 2008 and December 31, 2009 were translated at RMB6.82 to $1.00, and were translated at RMB6.82 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2008 and 2009 were RMB6.94 to $1.00 and RMB6.82 to $1.00, respectively.

(e) Cash and restricted cash

Cash includes cash on hand and demand deposits with banks.

Restricted cash represents a cash portion of the guaranty for the bids of contracts and is deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the projects in process. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The Company also classified certain cash as restricted cash that is not available for use in its operations. The amounts of restricted cash were $597,949 and $0 as of December 31, 2008 and December 31, 2009, respectively.

(f) Notes receivable

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

(g) Receivables and allowance for doubtful accounts

Receivables include trade accounts due from the customers, and other receivables from cash advances to employees, related parties or third parties. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk.

Allowance for doubtful account, December 31, 2007	$237,475
Addition	156,730
Recovery	(159,375)
Translation adjustment	16,628
Allowance for doubtful account, December 31, 2008	$251,458
Addition	337,383
Translation adjustment	207
Allowance for doubtful account, December 31, 2009	$589,048

Accounts receivables which are expected to be collected after twelve months are reclassified as long-term accounts receivables. The Company reserved a provision for account receivable balances based on the nature of the business and collection history (further discussed in Note 4). All the reserved allowance for doubtful accounts was related to the receivables expected to be collected within twelve months.

 (h) Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale. Management reviews inventories for obsolescence or cost in excess of market value periodically. The obsolescence, if any, is recorded as a reserve against the inventory. The cost in excess of market value is written off and recorded as additional cost of revenues.

(i) Advances on inventory purchase

Advances on inventory purchases are monies advanced to outside vendors for inventory purchases. This amount is refundable and bears no interest.

 (j) Equipment, net

Equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are charged to operations as incurred, while renewals and betterments are capitalized.

Management established a 5% residual value for equipment. The estimated useful lives of the equipment are as follows:

Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the consolidated statements of income and other comprehensive income. For the years ended December 31, 2008 and 2009, loss from disposition of fixed assets amounted to $13,186 and$0, respectively.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets at each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairment of long lived assets recognized for the years ended December 31, 2008 and 2009.

(l) Advances from customers

Advances from customers represent amounts advanced by customers on product or service orders. The product (service) normally is shipped (rendered) within one year after receipt of the advance payment, and the related sales are recognized in accordance with the Company’s revenue recognition policy.

(m) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rate in the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

(n) Value added tax

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

(o) Operation leases

Leases where substantial all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statement of operation on a straight line basis over the lease periods.

(p) Stock based compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services received in exchange for stock based compensation at the grant date fair value of the award.

The Group recognizes the stock based compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period for each award.

ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  For the stock options granted in the years ended December 31, 2008 and 2009, the Group used 0% forfeiture rate.

Cost of goods acquired or services received from non-employees is measured based on the fair value of the awards issued on the measurement date as defined in ASC 505. Awards granted to non-employees are remeasured at each reporting date using the fair value as at each period end. Changes in fair values between the interim reporting dates are attributed consistent with the method used in recognizing the original stock based compensation costs.

(q) Revenue recognition

The Group derives revenues principally from
(i)	Sales of energy recovery systems, and

(ii)	Provision of design services, and

(iii)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation.

Revenue by the above categories for the years ended December 31, 2008 and 2009 are summarized as follows:
	2008 Restated	2009
Revenue:
Product	$17,715,743	12,413,075
Services	504,525	260,815
EPC contracts	6,684,508	9,520,553
Totals	$24,904,776	22,194,443

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

Sales of the Company's energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, the Company ships the products to its customers in their entirety in one batch.  The Company’s service arrangement also includes a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 12-18 months). The Company generally recognizes revenues including retainage from product sales when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the customer; (ii) products are shipped; (iii) title and risk of ownership have passed to the customer, which generally occurs at the time of delivery; (iv) the customer accepts the products upon quality inspection performed by them; (v) the purchase price is agreed to between the Company and the customer; and (vi) collectability is reasonably assured. Net revenues represent the invoiced value of products, less returns and discounts, and net of value-added tax.

The Company recognizes revenues including retainage from design services when the services are provided, the design drawings are delivered and collectability is reasonably assured. The Company generally delivers the drawings in one batch.

In accordance with the accounting standard regarding long-term construction-type contracts, the company adopted the percentage of completion method to recognize revenues including retainage and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which the company recognizes revenue.

Shipping and handling costs are included in selling, general and administrative expenses which totaled $351,035 and $497,089 for the years ended December 31, 2008 and 2009, respectively.

(r) Fair value of financial instruments

On January 1, 2008, the Company adopted ASC820, "Fair Value Measurements and Disclosures" which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable the stated interest rate is equivalent to rates currently available. The three levels are defined as follow:

☐	Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, restricted cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, convertible notes, accrued liabilities and other payables. As of December 31, 2008 and 2009, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2008 and 2009, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of December 31, 2009.

		Balance as of December 31, 2009
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$435,500			$435,500
Derivative liability (Note 13)	$435,500	-	-	$435,500
Warrant liability (Note 13)	$1,372,947	-	-	$1,372,947

As of December 31, 2008 the Company had no warrant liability, as the warrant was classified as equity prior to adoption of ASC 470.

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2008 and 2009 were as follows:

Warrants issued at issuance of Series A convertible preferred stocks and others	$0
Balance at December 31, 2008	0
Cumulative effect of reclassification of warrants	1,524,268
Balance at January1, 2009	1,524,268
Warrants issued at issuance of convertible notes (Note 13)	1,387,912

Derivative liability at issuance of convertible notes (Note 13)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	$2,243,947

(s) Segment reporting

The group has adopted ASC 280, Segment Reporting, for its Segment reporting. The group mainly operates in china and measures its business as a single segment.

(t) Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. The fair value measurement of a liability assumes transfer to a market participant on the measurement date, not a settlement of the liability with the counterparty. ASU 2009-05 describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the fourth quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. We do not expect that the adoption of ASU 2009-17 will have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09 to amend ASC 855, Subsequent Events. ASC 855, which was originally issued by the FASB in May 2009, provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. ASC 855 was effective for interim and annual periods ending after June 15, 2009, and ASU 2010-09 is effective immediately. We have evaluated subsequent events in accordance with ASU 2010-09.

Note 4 – Accounts Receivable

(a)	Account Receivable

	December 31,	December 31,
	2008	2009
	Restated
Current accounts receivable	$6,366,974	$7,190,969

Subtract: Allowance for doubtful accounts	(251,458)	(589,048)
Current account receivable, net	6,115,516	6,601,921

The Company reclassified accounts receivable which are expected to be collected after one year as long-term assets.

Current receivables also consisted of revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method. As of December 31, 2008 and 2009, the revenue recognized in excess of amounts billed amounted to approximately $1.7 million and $2.4 million, respectively.

(b)	Long-term Account Receivable

As of December 31, 2008 and 2009, amounts billed under contracts estimated to be collected in longer than one year was $ 102,690 and $ 6,830,615, respectively.

As of December 31, 2009, long-term accounts receivable consisted of revenue recognized in excess of amounts billed of approximately $6.2 million.

Note 5– Inventories

As of December 31, 2008 and 2009, inventories consist of the following:

	December 31,	December 31,
	2008 Restated	2009
Raw materials	$2,013,311	$1,539,322
Work in progress	5,761,464	6,988,199
Finished goods	-	47,254
Total inventories - current	$7,774,775	$8,574,775

As of December 31, 2008 and 2009 respectively, management determined that the carrying amount of certain raw materials exceeded prices currently available; therefore, $98,251 and $117,126 was written off and the amount has been included in cost of revenues for the years ended December 31, 2008 and 2009, respectively.

Note 6 – Equipment, Net

As of December 31, 2008 and 2009, equipments consist of the following:

	2008 Restated	2009
Machinery equipment	$602,728	$626,485
Transportation equipment	249,177	270,419
Office equipment	390,398	431,905
Subtotal	1,242,303	1,328,809
Accumulated depreciation	(391,415)	(569,921)
Equipment, net	$850,888	$758,888

Depreciation expense for the years ended December 31, 2008 and 2009 was $113,520 and $178,397, respectively.

Note 7 – Intangible Assets

Intangible assets mainly represent purchase for usage of a parcel of land in Yangzhou where the manufacturing plant is located.  The Company has obtained the usage title of the land in December of 2009.  The land use right is recorded at cost of $2,438,632 and is amortized over the lease term of 50 years starting from January 1, 2010.  There is no amortization expense recorded for the year ended December 31, 2009.  The remaining balance represents the net value of purchased softwares.

Note 8 – Short-term Bank Loans

The Company had a short-term loan from one bank in China for $381,420 borrowed in at January 2008 with a 7.47% annual interest rate. The bank loan was collateralized by Shanghai Engineering’s leased office space, which is owned jointly by Mr. Qinghuan Wu and his son. The full amount of $381,420 was repaid on January 16, 2009.

On September 1, 2009, the Company borrowed $880,200 a short-term loan from one bank in China which matures on August 31, 2010 with a 5.841% annual interest rate. The bank loan was collateralized by Shanghai Engineering’s leased office space, which is owned jointly by Mr. Qinghuan Wu and his son. This loan has been repaid on January 5, 2010.

Interest expenses of short-term bank loans for the years ended December 31, 2008 and 2009 were $27,997 and $19,469, respectively.

Note 9 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note are for the construction of a new plant located in China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the year ended December 31, 2009, interest expenses of $118,750 was incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of these Convertible Note divided by the conversion price of $1.80. In connection with this Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock, that provide for voting rights and directorships in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

The Lender may recall the Convertible Note after the 1st anniversary of the draw down at a redemption price equal to the outstanding principal plus any accrued and unpaid interest.  The amount that may be requested to be prepaid by the Lender may be no more than 50% of the amount drew down by the Company.  Additionally, upon occurrence of certain events, the Lender can demand the entire outstanding principal, together with any accrued and unpaid interest to be immediately repaid in full or in part.  The Company can also prepay the Convertible Note at any time it desires with accrued interest and unpaid interest. On September 13, 2010, the Lender agreed not to exercise its right to request an early repayment prior to January 1, 2011.

As of December 31, 2009, 50% of the convertible notes are classified as a current liability, while the remaining 50% are classified as a long-term liability. Its embedded conversion feature is accounted for as a derivative liability separately in the balance sheet in accordance with ASC 815, Derivatives and Hedging, because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB.  Approximately 50% of the derivative liability is classified as a current liability while the other 50% is classified as a long-term liability based on the timing of the cash flows derived from the convertible notes.  The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using interest method. The change in fair value of the derivative liability of $399,500 was recorded in the consolidated statements of operations for the year ended December 31, 2009. The interest expenses recognized for accretion to the redemption value of the Convertible Notes was $232,628 for the year ended December 31, 2009.

 The value of the Warrants at the grant date on May 21, 2009 was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the year ended December 31, 2009, $497,541 of deferred financing cost was amortized and charged to interest expenses.  The Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the Warrant is denominated in USD, which is a currency other than the Company’s functional currency, RMB.  Changes in fair value of the Warrants (Note 13) for the year ended December 31, 2009 was recorded in the consolidated statements of operations.

Note 10 – Taxation

USA
CER USA was subject to Delaware income tax at a rate of 34% on their assessable profits. No such profit tax has been provided as the Group did not have assessable profit that was earned in or derived from Delaware during the years presented.

Hong Kong
CER Hong Kong subsidiaries were subject to Hong Kong profit tax at a rate of 16.5% on their assessable profits. No Hong Kong profit tax has been provided as the Group did not have assessable profit that was earned in or derived from Hong Kong subsidiaries during the years presented.

PRC
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

	2008 Restated	2009
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(34.08)%	(5.42)%
Permanent difference	(0.39)%	45.98%
Utilization of deferred income tax liability	-	6.36%
Allowance for deferred income tax assets	37.71%	(52.19)%
Effective CIT rate	37.24%	28.73%

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,
	2008 Restated	2009
Deferred tax assets, current
Rental expenses	-	67,276
Deferred tax assets, non-current:
Tax loss carry forwards	1,173,146	2,178,667
Deductible temporary differences related to:
-Allowance for doubtful accounts and provision for inventory	63,241	130,192
Valuation allowance	(1,173,146)	(1,822,225)
	63,241	486,634
Total deferred tax assets	63,241	553,910

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	-	(352,876)
Total deferred tax liabilities	-	(352,876)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,
	2008 Restated	2009
Deferred tax assets, current, net	-	67,276
Deferred tax assets, non-current net	63,241	133,758
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profit of foreign subsidiaries as of December 31, 2008 and 2009 were approximately $2,095,000 (RMB 14,907,000) and $1,059,500 (RMB 7,844,000), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared out of the cumulative retained earnings as of December 31, 2008 and 2009.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the years ended December 31, 2008 and 2009, as those subsidiaries did not generate any taxable profits during the periods.

	2008 Restated	2009
US income tax benefit	$-	$(431,970)
HK income tax expense	-	-
PRC income tax expense	815,915	74,630
Total provision for income taxes expense /(benefit)	$815,915	$(357,340)

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the year ended December 31, 2008 and 2009. The net operating loss carry forwards for the U.S. income tax purposes is approximately $3,402,359 and $5,388,299 for year ended December 31, 2008 and 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance of deferred tax asset at December 31, 2008. In the year of 2009, the Company accrued deferred tax liability due to convertible note of 431,970 of which the balance as of December 31, 2009 was 352,876. Therefore the Company offset equivalent deferred tax asset and deferred tax liability. Except for the above mentioned deferred tax asset, the Company has provided a 100% valuation allowance of deferred tax asset at December 31, 2009. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The valuation allowances as of December 31, 2008 and December 31, 2009 were as follow:

Amount
Balance of January 1, 2008	$346,977
Increase	826,169
Balance of December 31, 2008	1,173,146
Increase	649,079
Balance of December 31, 2009	$1,822,225

Note 11 – Earnings/(Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share”. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings(losses) per share excludes dilution and is computed by dividing net income(losses) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2008 and 2009:

	2008	2009
Numerator:
Net income/(loss) for the year	1,374,902	(886,480)
Amount allocated to preferred stockholders	(117,026)	-
Net income available to common stock holders – Basic and diluted	1,257,876	(886,480)
Denominator:
Denominator for basic earnings per share—weighted average common stocks outstanding	25,691,979	29,952,798
Dilutive effect of warrants and options	610,284	-
Denominator for diluted earnings per share	26,302,263	29,952,798
Basic earnings/(loss) per share	0.05	(0.03)
Diluted earnings/(loss) per share	0.05	(0.03)

For the year ended December 31, 2009, there was no diluted effect due to the net loss incurred. The potentially dilutive Company’s convertible notes to convert into 2,777,778 common stocks as of December 31, 2009, warrants to purchase 1,968,561 and 3,357,450 common stocks as of December 31, 2008 and 2009, respectively, and options to purchase 335,000 and 560,000 common stocks as of December 31, 2008 and 2009, respectively, were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

Note 12 – Convertible Preferred Stocks

Series A Convertible Preferred Stock

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consisted of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants are exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs of $1,859,902, including commissions, legal fees and transaction expenses were reduced from the proceedings. The net proceeds were allocated between the Series A convertible preferred stocks and warrants based on their relative fair values. As of the closing date, the fair value of Series A convertible preferred stock is estimated at $1.68 where as the fair value of the warrants is estimated at $0.85.  As a result, an aggregate amount of $5,307,539 was allocated to Series A convertible preferred stocks and $1,336,739 was allocated to the warrants. The fair value of the warrants was initially valued using the binomial model with assumptions such as, stock price, volatility, expected term, dividend, risk-free interest rate, etc.

The rights, preferences and privileges with respect to the Series A convertible preferred stock are as follows:

Voting

Holders of Series A convertible preferred stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and to vote as a single class.

Dividends

Holders of Series A convertible preferred stock are entitled to dividends when dividends are declared for common stockholders.  There have been no dividends declared to date.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A convertible preferred stock shall be entitled to receive the amount of the original issue price per share (as adjusted for the 1-for-2 reverse stock split) for each Series A convertible preferred stock, plus all declared and unpaid dividends.

Conversion

Each share of Series A convertible preferred stock is convertible into common stock on a one-for-one basis, anytime at the option of the holder. The initial conversion price is $2.16 after taking into effect the 1-for-2 reverse stock split, and the conversion price is subject to adjustment in accordance with the anti-dilution clause.

No beneficial conversion feature charge was recognized for the issuance of Series A convertible preferred stock on the issuance date as the estimated fair value of the common stock is less than the conversion price on the date of issuance.  The Company’s common stock was quoted on the OTCBB and has been publicly traded.  However, with the high volatility and extremely low volume traded during the time when the Company entered into this Financing transaction, the fair value of the Company’s common stock as of April 15, 2008 was determined based on the Company’s estimate relied in part on a valuation report prepared by an  independent valuer. The estimated fair value of the common stock was $1.55 per share.

Adjustment of Series A Convertible Preferred Stock Conversion Price and Warrant Exercise Price

In May 2009, accordance to the anti-dilution clause of the afore-mentioned Financing, if the Company shall issue additional shares without consideration or for consideration per share less than the conversion Price and Warrant Exercise Price immediately prior to the issuance, such conversion price and exercise price shall be adjusted.

For the years ended 2008 and 2009, 7,159,278 and 52,000 shares of Series A convertible preferred stock were converted to 3,579,639 and 26,147 shares of common stock respectively.

No further beneficial conversion feature charge was recognized for the adjustment of conversion price and exercise price.

As of December 31, 2009 and December 31, 2008, the Company had 662,963 and 714,963 shares of Series A convertible preferred stock issued and outstanding, respectively.

Series B Convertible Preferred Stock

In connection with the Convertible Notes Agreement discussed in Note 9, the Company was required to issue the Lender one hundred shares of Series B Preferred Stock, par value at $0.001. The Series B preferred stock provides voting rights and directorships only in the event of defaults which equal or exceed $1,000,000 in the aggregate. The Series B preferred stock is senior to all other capital stock of the Company. The holder of the Series B preferred stock will not be entitled to any dividends, any liquidation preference of any kind, or any conversion right to convert the Series B preferred stock into the Company’s common stock.

Note 13 – Warrant and Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments.  The conversion feature of the Company’s convertible note (described in Note 9), the related warrants and the warrants issued in connection with Series A convertible preferred stock, do not have fixed settlement provisions because their conversion and exercise prices are denominated in USD, which is a currency other than the Company’s functional currency, RMB.  Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Convertible Notes was separated from the host contract (i.e. the Convertible Notes) and recognized as a derivative liability in the balance sheet, and the warrants issued in connection with the Convertible Notes and Series A preferred stocks have been recorded as warranty liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair values reported in the consolidated statements of income and other comprehensive income.

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:
	September 29, 2009 (Issuance date)	December 31, 2009
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.14%
Expected volatility	79.86%	83.32%
Expected life (in years)	2.00 years	1.75 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$1,270,500	$871,000

Commitment warrants issued in connection with convertible notes;

	May 21, 2009	December 31, 2009
	(Issuance date)
Number of shares exercisable	1,388,889	1,388,889
Stock price	$1.73	1.05
Exercise price	$1.80	1.80
Expected dividend yield	-	-
Expected life (in years)	5.00	4.39
Risk-free interest rate	$2.15%	2.38%
Expected volatility	$70%	73%
Fair Value:
Commitment Warrants issued in connection with Convertible Note	$1,387,912	666,793

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2008 Restated	December 31, 2009
Number of shares exercisable	1,968,561	1,968,561
Risk-free interest rate	1.18%	1.81%
Expected volatility	65%	79%
Expected life (in years)	4.29 years	3.29 years
Expected dividend yield	-	-

Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$1,492,977	$703,850

(a)	The risk-free interest rate is based on the U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

The warrants issued in connection with Series A convertible preferred stock were originally recorded at their relative fair value as an increase in additional paid-in capital. Upon the implementation of the FASB authoritative guidance in the first quarter of 2009, such warrants were reclassified to derivative liabilities at fair value on January 1, 2009. The change in fair value is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the warrants issued in connection with Series A preferred stock at January 1, 2009 is as follows:
	Additional Paid-in Capital	Warrant Liability
Warrants issued in connection with Series A convertible preferred stocks	1,524,268	(1,524,268)

Note 14 - Stock-Based Compensation

Common Stock

From January to March 2008, the Company entered into several agreements with third- party consulting companies and agreed to issue a total of 662,500 shares (post 1-for-2 reverse stock split conducted on April 16, 2008) of common stock in exchange for investor relationship and consulting services.  Amongst the 662,500 shares of common stock, 475,000 shares were issued in May 2008 and 187,500 shares were issued in June 2008.  The Company recognized approximately $1,026,875 of compensation expense that was measured based on the fair value of the common stock estimated by the Company in April 2008.

On December 7, 2009, the Board approved the issuance of 700,000 shares of the Company common stock to a consulting company in exchange for consulting service received for the period of July 1, 2009 through December 31, 2009. The value of those shares issued is $840,000, which was measured based on the fair value of the Company’s common stock at December 7, 2009.

Warrants

On June 20, 2008, the Company entered into a consulting agreement with ARC China, Inc., a company controlled by Adam Roseman. Pursuant to the agreement, 250,000 warrants were vested and became exercisable upon execution of the consulting agreement. The exercise price is $2.16 and the warrant can be exercised within 5 years.  The fair value of the warrants was estimated at $135,361 at the grant date and was immediately expensed.  In June 2008, the warrants were exercised in a cashless manner and 195,454 shares of common stock were issued.

Stock Options

On September 18, 2008, the Company appointed three new independent directors and granted them stock options to purchase an aggregate of 260,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the two year period beginning from October 1, 2008. On June 24, 2009, the Company appointed another independent director and granted him stock options to purchase 500,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the three year period beginning from July 1, 2009. On September 7, 2009, the Company appointed another independent director and granted her a stock option to purchase 60,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the two year period beginning from October 1, 2009. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status.

Also on September 18, 2008, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock to two consultants who contract with the Company on a month-to-month basis. Those options vested immediately upon being granted, but have since expired.

The Company used the Black-Scholes Model to value the options at the time they were granted. The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the options at the grant dates:

Grant Date	Number of Options	Expected Term (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value

18-Sep-08	260,000	1.81	$2.90	79.00%	-	1.45%	$311,350
18-Sep-08	75,000	0.38	$2.90	79.00%	-	0.75%	$41,820
24-Jun-09	500,000	1.81	$1.58	92.00%	-	1.01%	$370,650
1-Oct-09	60,000	1.81	$1.22	94.00%	-	0.84%	$34,926

Since the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

For the year ended December 31, 2008, the Company recognized $85,928, of compensation expense in the form of options. For the year ended December 31, 2009, the company recognized $221,876 compensation expenses in the form of options.

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options				Exercisable Options
		Average			Average
		remaining	Average		remaining
Exercise		contractual	exercise		contractual
price	Number	Term	Price	Number	term
$1.22	60,000	3.00	$1.22	7,500	3.00
$1.58	500,000	2.75	$1.58	125,000	2.75
Total	560,000			132,500

Following is a summary of the option activity:

Outstanding as of January 1, 2008	-
Granted	335,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	335,000
Granted	560,000
Forfeited	(335,000)
Exercised	-
Outstanding as of December 31, 2009	560,000

Vested and exercisable as of December 31, 2009	132,500

On July 20, 2009, the Company terminated the service contract with a consultant. As a result, the options granted to him on September 18, 2008 to purchase 25,000 shares of the Company’s common stock expired on October 21, 2009.

In September 2009, another consultant gave up the options to purchase 50,000 shares of the Company’s common stock.

On September 7, 2009, one of the Company’s independent directors resigned from the Company’s Board of Directors, effective October 1, 2009. The options granted to her on September 18, 2008 to purchase 50,000 shares of the Company’s common stock expired on December 31, 2009.

On December 31, 2009, two of the Company’s independent directors resigned from the Company’s Board of Directors, effective January 1, 2010. The options granted to them on September 18, 2008 to purchase 210,000 shares of the Company’s common stock expired on March 31, 2010.

Note 15 – Interest Expenses

	For the year ended December 31,
	2008	2009
Interest of $5,000,000 convertible notes	-	118,750
Amortization of deferred financing cost	52,279	497,541
Accretion of convertible notes	-	232,628
Interest of short-term bank loans	27,997	19,469
Total	80,276	868,388

The Company bifurcated the conversion feature from the $5,000,000 convertible notes (as in note 9). The conversion feature is calculated at fair value at each reporting date and the variance is charged into interest expenses.

Note 16 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the years ended December 31, 2008 and 2009, the Company incurred $8,649 and $52,776, respectively, as rental expense to Mr. Qinghuan Wu's son.

Mr. Qinghuan Wu was the director of Zhejiang Jiahua Industry Park Investment Development Co., Ltd (“Jiahua”) until August 2008. Jiahua was a major EPC customer of the Company. Transactions between Jiahua and the Company were presented as related party transactions prior to December 31, 2008. Since Mr. Qinghuan Wu has resigned from the director position in 2009, Jiahua is no longer presented as a related party of the Company.

Note 17 – Retirement Benefits

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiaries and affiliates are required to maintain a defined contribution retirement plan for all of its employees who are residents of the PRC. The Company contributes to a statutory government retirement plan approximately 22% of the base salary of each of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The statutory government retirement plan is responsible for the entire pension obligations payable for all past and present employees.

The Company made contributions of  $62,227 and $90,674 for employment benefits, including pension payments for the years ended December 31, 2008 and 2009, respectively.

Note 18 – Statutory Reserve

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiaries and affiliates are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the Company is required to deposit 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2008 and for the year ended December 31, 2009, the Company transferred $38,661 and $0, respectively, representing 10% of net income for the corresponding periods determined in accordance with PRC accounting rules and regulations, to this reserve. Statutory reserve amounted to $132,802 as of December 31, 2008 and December 31, 2009.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $12,718,305 as of December 31, 2009.

Note 19 – Commitments and Contingencies

Capital contribution to CER Shanghai and CER Yangzhou

As described in Note 1, CER Shanghai has registered capital of $5,000,000 of which approximately $3,380,000 has been invested before December 31, 2009, and the remaining is scheduled to be injected before November 11, 2010. CER Yangzhou has registered capital of $20,000,000 of which $4,500,000 has been invested before December 31, 2009, and approximately $3,000,000 has been additionally invested in 2010. The remaining capital is scheduled to be injected before August 28, 2011.

Lease and Operation Commitments

According to the renewed and amended Lease and Operation Agreement (Note 1) entered by Shanghai Engineering and Shanghai Si Fang, Shanghai Engineering has recorded lease expense and integrated management fee in the amount of $295,294 and $861,909 under cost of revenue and general administrative expenses for the year ended December 31, 2008 and 2009, respectively.

Minimum future payments under Lease and Operation Agreement are as follow:

Year ended December 31,	Lease	Non-lease	Total
2010	$265,236	234,720	499,956

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated.  For the year ended December 31, 2008 and 2009, the company incurred $8,649 and $52,776, respectively, under the lease.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Parck (“Zhangjiang”), which is to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments.   The rental expenses have been recognized on a straight-line basis.
CER Shanghai also has an option to purchase the office space with the pre-determined prices as follows:

Total Purchase Price
If purchased before December 31, 2009	$7,831,478
If purchased before December 31, 2010	$8,221,478

If CER Shanghai exercises the above purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. As of December 31, 2009, management has not decided yet whether the Company will purchase this office space. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009. The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the year end December 31, 2009, $415,109 was charged to rental expense.

Minimum future lease payments under these leases are as follow:

Year ended December 31,	Amount
2010	$902,734

Commitments related to the new manufacturing facility

On August 18, 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which the Company plans to build a new manufacturing facility.  The new plant is planned as a world-class, state-of-the-art facility and will be dedicated to developing and manufacturing large-sized and sophisticated waste heat recovery systems and other related energy efficiency equipment.

Further to support CER’s waste heat recovery system development, the government will provide various preferential policies, including a government research and development grant estimated at $2.44 million, to be available to CER over time.    CER is obligated to establish a foreign investment enterprise for its investment, to meet certain minimum capital levels, to make certain minimum levels of investment in the plant (Approximately $293,255, RMB2 million, per Chinese acre; If not in two years, the land that is short of investment would need to be returned or the deficient investment would need to be made.), and to satisfy established construction schedules (Start construction within 6 months upon obtaining the land. If construction would not start in one year, or the area developed would be less than 1/3 of the land, or the investment is less than 1/4 of the proposed investment and stop the development without approval, unused land fee would be imposed; the part of the unused land for over 2 years would need to be returned).

Note 20 – Subsequent events

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”) entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000.  The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%.  The loan repayments are to be made three times a year starting May 15, 2010, and are fully amortizing, such that the principal and interest will be fully repaid at maturity.  The Borrower has entered into other agreements to provide that moneys due from a certain sale and service contract and related guarantee will be directed to pay the amounts due under the Loan Agreements, with the balance paid to the Borrower or its affiliates.  The loan agreement between the Paying Agent and Borrower and related agreements have been registered with State Administration of Foreign Exchange (SAFE) for the inflow of funds and the repayment of the loan obligations.  The loans may be prepaid at any time with a premium of 1.25% of the principal amount being paid.   The Loan Agreements provide for the typical events of default, including a cross default clause, and the Company has made various representations and given various covenants to the lenders as are typical of such arrangements.

As a guarantee of the payments under the Loan Agreements, Mr. Qinghuan Wu, the Chief Executive Officer of the Company and the principal officer of the Borrower, Paying Agent and other affiliates, has pledged 8,000,006 shares for the repayment of the obligations under the Loan Agreements.  Additionally, since the repayment amount is fixed in United States dollars, the lenders will receive shares of common stock on each principal payment date in that number of shares representing the value of the difference in the Renmenbi/US Dollar exchange rate between February 1, 2010, and the payment date, provided the Renmenbi exchange rate increases against the US dollar, times the amount of principal being repaid, divided by the closing price of the common stock on the repayment date.

As a result of the Company not filing its reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, the Company was in violation of various loan covenants and default terms with respect its obligation to file SEC reports and comply with applicable laws under the terms of the loan for $4,000,000 in principal amount due January 15, 2013. The violation of the covenants and default permit the note holders to accelerate the repayment of the full amount of the principal and interest due on the loan. To date, the lenders have not delivered any notice of acceleration and have not indicated that they intend to give such a notice. One of the lenders representing $2,000,000 in principal amount of the loans provided to the Company on November 1, 2010, a waiver of the covenant and default terms and also provided sufficient time to make the necessary past due filings and the report for the quarter ended September 30, 2010, before a covenant violation or default would result again concerning these issues.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide, a company controlled by Mr. Qinghuan Wu, to lend to the Paying Agent the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new plant being built in China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, interest payable quarterly, and is unsecured.  The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  Shanghai Engineering has subordinated its loan to those under the Loan Agreements.

Note 21 – Restricted Net Assets

Relevant PRC laws and regulations permit PRC companies to pay dividends only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, the Company’s VIE subsidiaries can only distribute dividends upon approval of the shareholders after they have met the PRC requirements for appropriation to statutory reserve. The statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends. As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances, which restricted portion amounted to approximately $8,861,000, or 125.6% of the Company’s total consolidated net assets as of December 31, 2009. Even though the Company currently does not require any such dividends, loans or advances from the PRC subsidiaries and affiliates for working capital and other funding purposes, the Company may in the future require additional cash resources from our PRC subsidiaries and affiliates due to changes in business conditions, to fund future acquisitions and developments, or merely declare and pay dividends to or distributions to the Company’s shareholders. The Company is required to include the condensed financial statements of the Company in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission.

Additional Information — Condensed Financial Statements of the Company

The separate condensed financial statements of the Company as presented below have been prepared in accordance Securities and Exchange Commission Regulation S-X Rule 5-04 and Rule 12-04 and present the Company’s investments in its subsidiaries under the equity method of accounting.  Such investment is presented on the separate condensed balance sheets of the Company as ‘Investments in subsidiaries.” Subsidiaries income or loss is included as the Company’s “Share of income from subsidiaries” on the statement of operations.

As of December 31, 2008 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Statements of Operations:

	For the years ended December 31,
	2008 Restated	2009
REVENUES	$-	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,337,238)	(1,134,290)

LOSS FROM OPERATIONS	(2,337,238)	(1,134,290)

OTHER INCOME (EXPENSE), NET:
Change in fair value of warrants liabilities	-	1,539,233
Change in fair value of derivative liabilities	-	399,500
Non-operating income/(loss), net	7,679	(2,731)
Interest expenses	(52,279)	(848,919)
Total other income/(expense), net	(44,600)	1,087,083

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,381,838)	(47,207)

INCOME TAXES BENIFITS	-	431,970

Share of income/(loss) from subsidiaries and VIEs	3,756,740	(1,271,244)

NET INCOME/(LOSS)	1,374,902	(886,481)

COMPREHENSIVE INCOME/(LOSS)	$1,374,902	$(886,481)

Condensed Balance Sheet

	December 31, 2008 Restated	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash	$18,358	$4,492
Other current assets and receivables	25,000	4,900
Other receivables - inter companies	-	5,115,560
Deferred financial cost, current	-	674,748
Advances on inventory purchases	29,656	229
Total current assets	73,014	5,799,929

OTHER ASSETS:
Deferred financial cost	-	215,623
Long term accounts receivable	6,316,817	6,316,817
Long term investment	3,759,201	2,487,957
Total other assets	10,076,018	9,020,397

Total assets	$10,149,032	$14,820,326

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$67,428	$4,109
Other payables - inter companies	460,000	659,529
Accrued liabilities	11,441	121,353
Derivative liability, current	-	435,500
Convertible note, current	-	2,023,720
Total current liabilities	538,869	3,244,211

NON-CURRENT LIABILITIES:
Warrant liabilities	-	1,372,947
Derivative liability	-	435,500
Convertible note	-	1,938,408
Total non-current liabilities	-	3,746,855

SHAREHOLDERS' EQUITY:

Preferred stock(US$0.001 par value; 50,000,000 shares authorized, 714,963 and 662,963 shares issued and outstanding as of December 31, 2008 and 2009, respectively)	715	626
Common stock(US$0.001 par value; 100,000,000 shares authorized, 29,912,573 and 30,638,720 shares issued and outstanding as of December 31, 2008 and 2009, respectively)	29,913	30,639
Additional Paid-in-capital	8,204,663	7,309,574
Retained Earnings	1,374,902	488,421
Total shareholders' equity	9,610,163	7,829,260

Total liabilities and shareholders' equity	$10,149,032	$14,820,326

Condensed Cash flow:

	For the year ended December 31,
	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,374,902	$(886,481)
Adjustments to reconcile net income/(loss) to cash provided by (used in) operating activities:
Common stock issued for services	1,444,361	840,000
Stock based compensation	138,207	221,816
Change in fair value of warrants	-	(1,938,733)
Proceeds from issuing ordinary stock, net	8,415	-
Interest expenses of convertible note	-	730,169
Deferred income tax	-	(431,970)
Investment loss	(3,756,740)	1,271,244
Change in operating assets and liabilities
Other current assets and receivables	(25,000)	(5,095,460)
Advances on inventory purchases	(29,656)	29,427
Accounts payable	67,428	(63,319)
Other payables	460,000	199,529
Accrued liabilities	11,441	109,912
Net cash used in operating activities	(306,642)	(5,013,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Entrusted Fund due from subsidiary	(6,316,817)	-
Investments in subsidiary	(2,461)	-
Net cash used in investing activities	(6,319,278)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing preferred stock, net	6,644,278	-
Proceeds from convertible note	-	5,000,000
Net cash provided by financing activities	6,644,278	5,000,000

EFFECTS OF EXCHANGE RATE CHANGE IN CASH		-

INCREASE/(DECREASE) IN CASH	18,358	(13,866)

CASH, beginning	-	18,358

CASH, ending	$18,358	$4,492

Item 9	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 30, 2009, Moore Stephens Wurth Frazer and Torbet, LLP (“MSWF&T”) notified Company that it was resigning as the Company’s principal independent accountant, effective immediately.

MSWF&T’s reports on the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2008 and 2007, and through November 30, 2009, there were no disagreements between the Company and MSWF&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MSWF&T, would have caused MSWF&T to make reference to the subject matter of such disagreement in connection with their report on the Company’s financial statements for such years. There were no reportable events (as described under Item 304(a)(1)(v) of Regulation S-K) during the Company’s two most recent fiscal years ended December 31, 2008 and 2007, or the interim period through November 30, 2009.

MSWF&T was provided a copy of the above disclosure which was made in a Current Report on Form 8-K, and MSWF&T furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements.

On December 21, 2009, the Company engaged PricewaterhouseCoopers Zhong Tian CPAs Limited Company (“PwC”) as its new independent registered public accounting firm. The engagement of PwC was approved by the Company’s Board of Directors.

During the Company’s two most recent fiscal years ended December 31, 2008 and December 31, 2007 and through December 21, 2009, neither the Company nor anyone acting on its behalf consulted with PwC regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that PwC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A (T) Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

The management team evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the fiscal year, based on the evaluation of our disclosure controls and procedures as of December 31, 2009, management concluded that, as of such date, our disclosure controls and procedures were not effective.

(b)    Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, Audit Committee of the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization; and

•    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, using the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (a) the control environment, (b) risk assessment, (c) control activities, (d) information and communication, and (e) monitoring. In the course of the controls evaluation, management reviewed any errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.  Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses:

1)   CER continued to lack some policies/documentation for the specific implementation in the area of sales, purchase and other business processes, resulting in some important control activities moving to next step without required prior approval.

2)   Management discovered that the accounting staff continues to lack sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations. During fiscal year 2009, the Company continued to recruit several qualified staff persons familiar with US GAAP, which resulted in a far better compilation of the necessary information and interpretation for the proper presentation of the financial statements, however, management understands that there must be continued improvement in this area.

3)  There continued to be insufficient controls for company information technology, especially in the area of ERP.  The Company does not have policies to govern IT and the accounts in ERP, particularly in the access right for each account, the access password and SOD in the accounting system.

4)   The Company continued to have insufficient qualified resources (employees and work framework) to perform our internal audit functions properly.

5)  CER has not completed development of its policies for performance appraisal, and also has no written documents left. The management has no data to analyze the condition of human resources and to assess the related risks.

6)  Some controls tested as deficiencies during 2009 still remained un-remediated as of the year end 2009, because most departments were short of resources, especially due to the lack of human resources.

Our management is in the process of implementing remediation procedures and anticipates remediating these material weaknesses by the end of 2010. Management is seeking to develop the overall scope and effectiveness of our internal audit capabilities.  To that end, management has taken the following actions to improve internal controls over financial reporting:

1)   The Company signed a contract at the beginning of 2009 with a global business consulting firm to assist management in strengthening our internal control of financial reporting. As of the year end of 2009, management has outlined and assessed all the major processes and all the key controls of the Company. Although management has made steps to remedy many deficiencies, there continued to be deficiencies in the areas of purchasing, inventory control, and GL, and management is continuing on-going assessment and testing of the processes and controls. The work with the consulting firm is still in progress.

2)   Management is establishing an internal audit function, and it has recruited one full-time employee (we plan to recruit more in the future) to focus on internal controls. The staff will directly report to the audit committee. Management also has established some relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system, while it is preparing detailed instructions and guidance.

3)   Management has recruited some qualified employees (we are recruiting more persons in connection with the Group’s expansion plan) for the key positions which relate to financial reporting and has been providing more training courses for the staff of the financial and internal audit departments.

4)   Management has developed policies and procedures to ensure that the preparation of quarterly and annual financial statements, note disclosures, and related information are in compliance with accounting standards and guidance, and we have developed policies and procedures to review and document the resolution to any abnormal balances and account relationship discrepancies on a monthly basis.  Specifically, management has established a policy that it should (a) analyze the abnormal balances and account relationship discrepancies, (b) document the review and resolution for any abnormal balances and account relationship discrepancies that exist (i.e. journal entries prepared, etc.), and (c) report significant abnormal balances and account relationship discrepancies on a monthly basis including a status of researching and resolving the balances and be required to report significant abnormal balances and account relationship discrepancies on a monthly basis including a status of researching and resolving the balances. In respect of the above processes, management will maintain adequate documentation.

5)   Management is establishing, together with the consulting firm, more detailed policies and procedures for the preparation of consolidated financial statements, and has improved our formal contract review process to establish and document revenue recognition events and methodologies at the inception of revenue generating contracts.

6)   Management is developing policies and procedures to determine if any journal entries processed in the current fiscal year have a prior period impact.

7)   Management is developing a enterprise resource planning (ERP) system to eliminated manual processes in the area of supply chain, manufacturing, sales and financial processes to avoid the mistakes that may result from manual entry.

8)  Management has established some and still establishing high level and detailed control policies for all business departments, and management will continue to monitor the implementation of these policies. These policies include, but are not limited to, CER Examine and Approve Matrix, Guidance for Physical Count and Variance Adjustment, IT Security Policy and so on.

9)   Management implemented more comprehensive documentation control policies and procedures to allow it to evaluate whether our controls in this respect are effective and implemented a more comprehensive information technology (including ERP) policies and procedures.

10)  For IT security, management has developed formats to control the accounts and access right to the data if there is any change. Management also periodically inspects the physical room of the computer servers and the virtual system to check whether there is any unusual phenomenon that may cause risks and keep written documentation to support this activity.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

c)  Changes in Internal Controls

During the fourth quarter, the Company established certain internal audit functions and recruited specific internal audit staff to focus internal controls, some of which are described above. The Company also established relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system. The Company continually seeks to make other changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Some of such changes described above were initially implemented during the fourth quarter ended December 31, 2009.

Item 9B   Other Information

None

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our Company as of September 30, 2010:

Name	Age	Position with the Company
Qinghuan Wu	63	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer
Qi Chen	39	Chief Operations Officer and Director
Jialing Zhou	54	Director
Ye Tian	30	Director
Estelle Lau	43	Director

Qinghuan Wu has been a director, the Chairman of our Board and our Chief Executive Officer since April 2008 and our acting Chief Financial Officer since November 2009. Mr. Qinghuan Wu has devoted his 40-year career to the design and production of waste heat boilers and energy recovery systems, and related technological development. Mr. Qinghuan Wu has been the Executive Director of our subsidiary Haie Hi-tech Engineering (Hong Kong) Company Limited (which we refer to as Hi-tech), which was founded in January 2002, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (which we refer to as Shanghai Engineering and which has entered into a contractual relationship with Hi-tech and subsequently with CER (Hong Kong) Holdings Limited (which we refer to as CER Hong Kong), a wholly-owned subsidiary of the Company founded in August 2008), which was founded in July 1999, and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. (which we refer to as Zhuyi and which has also entered into a contractual relationship with Hi-tech and subsequently with CER Hong Kong), which was founded in May 2007, since their inceptions. Between 1992 and 2004, Mr. Qinghuan Wu founded or held positions with numerous companies and research institutes whereby he developed significant expertise related to the energy recovery business. Mr. Qinghuan Wu was the founder and President of Zhangjiagang Hai Lu Waste Heat Boiler Research Institute between 1992 and 1998, the Executive Director of Kunshan Kun Lun Hi-technology Engineering Co., Ltd. between 1996 and 2004 and the founder and Executive Director of Zhangjiagang Hai Lu Kun Lun Hi-Technology Engineering Co., Ltd. between 1997 and 2001. Before that, Mr. Qinghuan Wu worked for 23 years (from 1969 until 1992) as a research engineer at the Nanjing Chemical Industry Research Institute, the largest research institute under the Chinese Ministry of Chemical Industry. Mr. Qinghuan Wu has served as the executive member of the Chinese Sulfur Industry Association since 1999 and been responsible for waste heat recovery technology development for the industry. Mr. Qinghuan Wu was granted the China National Science and Technology Advancement Award and Technology Award of the Chinese Ministry of Chemical Industry for his technological innovation in the waste heat recovery field. Mr. Qinghuan Wu holds a bachelor degree in Process Equipment and Control Engineering from Beijing University of Chemical Technology, Beijing, China. We believe Mr. Qinghuan Wu’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

Qi Chen has been a director and our Chief Operations Officer since April 2008. He is also the General Manager of our affiliated company Shanghai Engineering, a position he has held since May 2007, and the General Manager of our wholly-owned subsidiary, CER Energy Recovery (Shanghai) Co., Ltd. (which we refer to as CER Shanghai), a position he has held since February 2009. Mr. Chen joined Shanghai Engineering in 1997 as a member of its design, engineering, and sales departments. Before joining Shanghai Engineering, he served as a trader for the Xiamen Trading and Development Co. for six years. Mr. Chen holds a bachelor degree in engineering from Xiamen University, Xiamen, China. We believe Mr. Chen’s qualifications to serve on our Board of Directors include his knowledge of the industry in which we operate.

Jialing Zhou has been a director since April 2008. She is also a director of Hi-tech and has served in such position since Hi-tech’s inception in January 2002. Mrs. Zhou also serves as the controller of Shanghai Engineering, a position she has held since Shanghai Engineering’s inception in July 1999. She served as the controller for Zhangjiagang Hai Lu Waste Heat Boiler Research Institute between 1992 and 1998 and for Zhangjiagang Hai Lu Kun Lun Hi-Technology Engineering Co., Ltd. between 1997 and 2001. Between 1972 and 1992, she was a computer system analyst at the Nanjing Chemical Industry Research Institute, the largest research institute under the Chinese Ministry of Chemical Industry. We believe Ms. Zhou’s qualifications to serve on our Board of Directors include her knowledge and experience in financial and accounting matters.

Ye Tian has been a director since June 2009. Mr. Tian is currently the CEO of Back In Time Ltd. and its wholly-owned subsidiary JOVI, a retail chain and lifestyle brand in China, the non-executive Chairman of Ying Dong Media, a movie/TV production and distribution company in China, and a General Partner of Media Plus, an investment company located in Beijing and focusing on Asia. Prior to his current work, from 2006 to 2007, Mr. Tian was a Director at Loeb Enterprises, an incubation company in New York, and from 2003 to 2005, he was an Analyst at Appian Corporation, a software company in Virginia. Mr. Tian holds a Bachelor of Arts degree in Applied Mathematics from Harvard University. We believe Mr. Tian’s qualifications to serve on the Board of Directors include his business experience as a chief executive officer.

Estelle Lau has been a director since October 2009. Ms. Lau has been a consultant for the past 10 years in the venture capital community focusing on cross-border investments in Asia, mainly in Chinese-speaking countries. Ms. Lau has served as General Counsel to pan-Asian venture funds, including CVM Capital and Crimson Capital. Ms. has held the position of Vice President at 51Job, the leading provider of HR services in China listed on NASDAQ, serving as internal counsel and managing investor relations in the U.S. Ms. Lau also worked as an independent consultant at Kmart Corporation as Acting VP of Global Sourcing and Compliance. Most recently, she served as General Counsel and managed investor relations for Shine Media Acquisition Corporation. Ms. Lau was an Associate Professor of Law at SUNY Buffalo School of Law and has a B.A. in Sociology and Philosophy from Wellesley College, an M.A. and Ph.D. in Sociology from the University of Chicago and a J.D. from Harvard Law School. We believe Ms. Lau’s qualifications to serve on the Board of Directors include her financial and legal experience.

Family Relationships

Mr. Qinghuan Wu, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, and one of our directors, Mrs. Jialing Zhou, are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and ten percent shareholders are charged by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2009, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and we have a very limited shareholder base. The Company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance.

Audit Committee

The functions of the Audit Committee include oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and the performance, qualifications and independence of our independent auditors. Estelle Lau (Chairman) and Ye Tian are the current members of our Audit Committee.

The Board of Directors, after making a qualitative assessment of each member of the Audit Committee, has determined that both Estelle Lau and Ye Tian are financial experts within the meaning of all applicable rules. In making this determination, the Board of Directors considered their ability to understand generally accepted accounting principles and financial statements, their ability to assess the general application of generally accepted accounting principles in connection with our financial statements, including estimates, accruals and reserves, their experience in analyzing or evaluating financial statements of similar breadth and complexity as our financial statements, their understanding of internal controls and procedures for financial reporting, and their understanding of the audit committee functions.

Item 11 Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation with respect to our fiscal years ended December 31, 2009 and December 31, 2008, paid or accrued by us to or on behalf of those persons who were our principal executive officer, who we refer to as our “named executive officers.” There were no other executive officers whose compensation exceeding $100,000 during those two fiscal years.

Name and principal position	Year	Salary ($)	All Other Compensation(1) ($)	Total ($)
Qinghuan Wu, Chief	2009	70,373	4,000	74,373
Executive Officer and	2008	53,373	4,000	57,373
Acting Chief Financial Officer
Richard Liu(2) ,	2009	145,033		145,033
Chief Financial Officer	2008	39,567		39,567

(1) Represents cost for automobile benefit.
(2) Richard Liu resigned in November 2009.

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

Outstanding Equity Awards at Fiscal Year-End

There is no equity award outstanding at December 31, 2009 for each of the named executive officers:

Option Exercises

None of our named executive officers exercised any options during the year ended December 31, 2009.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        We currently do not have any employment contracts or termination of employment and change-in-control arrangements with our named executive officers.

Retirement Plans and Employee Benefits

Our Chinese subsidiaries and our affiliated companies are required to provide certain employee benefits to their respective employees under Chinese law as described below.

☐
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

☐
Outsourced employees. We have entered into an agreement with a human resource service company to outsource the employees for manufacturing. The human resource service company will be responsible for the comprehensive insurance for these employees.

☐	Senior management. Our Chinese subsidiaries and our affiliated companies pay the premiums for accident insurance for a few members of their respective senior management.

Director Compensation

Members of our Board of Directors who are also executive officers do not receive equity or cash compensation for their services as directors. Our policy is to reimburse our non-executive directors for reasonable expenses incurred in attending board of director or committee meetings or in connection with their services as members of the Board.

We entered into substantially similar Board of Directors - Retainer Agreements with each of our independent directors, Estelle Lau and Ye Tian. Pursuant to the terms of the Retainer Agreements, each director has agreed to serve as a director until the earlier of the termination of the Retainer Agreement or the two year anniversary of the effective date thereof. Each director will receive compensation for service on the Company's Board of Directors in the form of options to purchase the Company's common stock and, in some cases, cash retainer payments. The term of the options is ten years and the options vest in eight equal installments on each October 1, January 1, April 1 and July 1 during the term. The retainers are paid on a quarterly basis during the term of the Retainer Agreement. The Retainer Agreements automatically renew for successive terms upon the director's re-election to the Board of Directors for the period of such term, unless the Board of Directors determines not to renew a Retainer Agreement in its sole discretion.

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

The following table sets forth compensation information for the Company’s directors who are not named executive officers for the year ended December 31, 2009:

Name	Fees Earned or Paid in cash	Option Awards(1)	All Other Compensation	Total
	($)	($)	($)	($)
Roger Ballentine(2)	60,000	41,913		101,913
Mengjiao Jiang(3)		29,938		29,938
Fred Krupica(4)	30,000	83,815		113,815
Ye Tian		61,775		61,775
Estelle Lau	7,500	4,366		11,866

 (1)  Option award amounts reflect compensation cost for our directors for the year ended December 31, 2009, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

(2) Mr. Ballentine resigned from the Board of Directors effective January 1, 2010.

(3)  Ms. Jiang resigned from the Board of Directors effective October 1, 2009.

(4) Mr. Krupica resigned from the Board of Directors effective January 1, 2010.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock and Series A Convertible Preferred Stock constitute our only voting securities. Holders of our common stock and Series A Convertible Preferred Stock vote together as a single class. As of September 30, 2010, we had 30,934,203 shares of common stock and 200,000 shares of Series A Convertible Preferred Stock issued and outstanding. Each holder of Series A Convertible Preferred Stock is entitled to that number of votes equal to the number of shares of common stock into which such holder’s aggregate number of shares of Series A Convertible Preferred Stock is convertible immediately after the close of business on the applicable record date. Currently, the Series A Convertible Preferred Stock is convertible into an aggregate of 105,882 shares.

The following table sets forth, as of September30, 2010, the beneficial ownership of our common stock by (a) each person or group of persons known to us to beneficially own more than 5% of our outstanding shares of common stock, (b) each of our directors and named executive officers and (c) all of our directors and executive officers as a group. None of the foregoing persons hold any shares of our Series A Convertible Preferred Stock. Except as indicated in the footnotes to the table below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after September30, 2010 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the table below, the address of each individual named below is 7F, No. 267 Qu Yang Road, Hongkou District, Shanghai, China 200081.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class(1)
Qinghuan Wu	11,454,254		37.03%
Qi Chen	-		-
Jialing Zhou	8,302,836		26.84%
Ye Tian	250,000	(2)	*
Estelle Lau	30,000	(3)	*
All directors and officers as a group (5 persons)	20,037,090		64.77%

(1)
Based upon 30,934,203 shares of common stock issued and outstanding as of September 30, 2010. Does not include 200,000 shares of Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock.

(2)	Includes 250,000 shares of common stock issuable upon exercise of outstanding options.
(3)	Includes 30,000 shares of common stock issuable upon exercise of outstanding options.
*	Less than 1%

Item 13   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu, our Chairman and Chief Executive Officer, to lease office space. For the years ended December 31, 2008 and 2009, the Company incurred $8,649 and $52,776 as rental expense to Mr. Qinghuan Wu's son.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with their ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Estelle Lau and Ye Tian are “independent directors” as defined under the rules of The Nasdaq Stock Market.

Item 14  Principal Accountant Fees and Services

Principal Accountant Fees and Services

PwC, our current auditor, performed the audit of our annual consolidated financial statements for the year ended December 31, 2009 and 2008. Moore Stephens  Wurth  Frazer and Torbet, LLP, our previous auditor, performed an audit  of  our  annual financial statements for the year ended December 31, 2008,  which  has  been  withdrawn upon the issuance of the audit report by PwC, and  performed the review of our quarterly financial statements for the first,  second  and  third quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively.

The following is a summary of fees billed by the principal accountant for services rendered during each of the years ended December 31, 2008 and 2009.

Audit Fees. For the years ended December 31, 2008 and December 31, 2009, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $247,694 and $242,388, respectively.

Audit Related Fees. For the years ended December 31, 2008 and December 31, 2009, there were no fees billed for professional services by our independent auditors for assurance and related services.

Tax Fees. For the years ended December 31, 2008 and December 31, 2009, there were no fees billed for professional services rendered by our independent auditors for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2008 and December 31, 2009, there were no other fees billed for other professional services by our independent auditors.

Pre-Approval Policy

The Audit Committee pre-approves the services to be provided by its independent auditors. During the year ended December 31, 2009, the Audit Committee reviewed in advance the scope of the annual audit to be performed by the independent auditors and the independent auditors’ audit fees and approved them.

PART IV

Item 15   Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1.  Financial Statements

Included under Item 8 of this Form 10-K.

2.  Financial Statement Schedules

Not applicable.

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

3.1	Amended and Restated Certificate of Incorporation (13)
3.2	Corrected Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of China Energy Recovery, Inc. (14)
3.3	Bylaws (15)
3.4	First Amendment to the Bylaws (16)
3.5	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of China Energy Recovery, Inc. (17)
4.1	Form of Warrant issued under the Consulting Agreement (2)
4.2	Form of Warrant issued in the Financing (3)
4.3	Registration Rights Agreement dated as of January 18, 2008 by and among the Registrant and certain stockholders signatory thereto (3)
4.4	Form of Registration Rights Agreement dated as of April 15, 2008 by and among the Registrant and the investors in the Financing (3)
4.5	Warrant issued under the Consulting Agreement between China Energy Recovery, Inc. and ARC China, Inc. (6)
10.1	Securities Purchase Agreement dated as of January 9, 2006 by and among the Registrant and the purchasers signatory thereto (7)
10.2	Securities Purchase Agreement dated as of April 13, 2006 by and among the Registrant and the purchasers signatory thereto (8)
10.3	Stock Purchase Agreement dated as of April 18, 2006 by and among the selling stockholders and purchasers signatory thereto (8)
10.4	Form of Securities Purchase Agreement dated as of April 15, 2008 by and among the Registrant and the purchasers signatory thereto (3)
10.5	Amended and Restated Senior Secured Promissory Note dated as of January 9, 2008 (9)
10.6	Escrow Agreement dated as of April 15, 2008 by and among the Registrant, Poise Profit International, Ltd., Qinghuan Wu and Jialing Zhou (3)
10.7	Loan and Transaction Expenses Agreement dated as of December 18, 2007 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and RMK Emerging Markets, LLC (3)
10.8	Loan Conversion Agreement dated as of April 15, 2008 between RMK Emerging Markets, LLC, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and China Energy Recovery, Inc. (3)
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

10.23	First Amendment to Consulting Agreement dated as of August 11, 2008 between China Energy Recovery, Inc. and ARC China, Inc. (10)
10.24*	Stock Option Plan (12)
10.25	Loan Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.26	Registration Rights Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.27	Form of Loan Agreement dated February 1, 2010, between investors and CER Holdings (Hong Kong) Limited (19)
10.28	Loan Agreement between Haide Engineering (Hong Kong) Limited and CER (Hong Kong) Holdings Limited dated February 1, 2010 (19)
21.1	List of Subsidiaries (+)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (+)

*           Indicates management contract, compensatory plan or arrangement.
1.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
2.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2008.
3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2008.
4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
5.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
6.	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 31, 2008.
7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2006.
8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2006.
9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 15, 2008.
10.	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on August 25, 2008.
11.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 24, 2008.
12.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 4, 2008.

13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2008
17.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 5, 2009.
18.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 26, 2009.
19.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 4, 2010.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

November 3, 2010	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

/s/ Qinghuan Wu	Chief Executive Officer and Director
Qinghuan Wu	3-November-2010

Principal Financial and Accounting Officer

/s/ Qinghuan Wu	Acting Chief Financial Officer
Qinghuan Wu	3-November-2010

Directors:

/s/ Qi Chen	Chief Operation Officer and Director
Qi Chen	3-November-2010

/s/ Jialing Zhou	Director
Jialing Zhou	3-November-2010

/s/ Ye Tian	Director
Ye Tian	3-November-2010

/s/ Estelle Lau	Director
Estelle Lau	3-November-2010