Form 10-Q
period 2010-03-31
China Energy Recovery, Inc.
filed 2011-03-03
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐    No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of shares outstanding of the registrant's common stock as of January 31, 2011:
30,956,651 shares of Common Stock, $0.001 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND MARCH 31, 2010
(UNAUDITED)
	December 31,	March 31,
	2009	2010

ASSETS

CURRENT ASSETS:
Cash	$2,386,573	$3,132,231
Notes receivable	411,049	123,213
Accounts receivable, net of allowance for doubtful accounts	6,601,921	7,539,028
Inventories	8,574,775	9,058,698
Other current assets and receivables	892,657	932,139
Deferred financial cost - current	674,748	544,632
Deferred tax assets - current	67,276	60,032
Advances on purchases	4,271,054	6,937,892
Total current assets	23,880,053	28,327,865

NON-CURRENT ASSETS:
Plant and equipment, net	758,888	1,393,927
Deferred tax assets	133,758	69,528
Intangible assets	2,439,022	2,433,317
Deferred financial cost	215,623	141,270
Long-term accounts receivable	6,830,615	6,005,065
Total non-current assets	10,377,906	10,043,107
Total Assets	$34,257,959	$38,370,972

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,188,205	$4,080,780
Accrued expenses and other liabilities	1,745,082	1,497,614
Advances from customers	11,226,273	13,025,711
Taxes payable	2,956,476	2,226,242
Short-term bank loans	880,200	-
Convertible note, current	2,023,720	2,182,691
Derivative liability, current	435,500	412,220
Long-term loan, current	-	3,867,530
Total current liabilities	23,455,456	27,292,788

NON-CURRENT LIABILITIES:
Warrant liability	1,372,947	854,461
Derivative liability	435,500	279,750
Convertible note	1,938,408	2,012,065
Long-term loan	-	642,995
Total non-current liabilities	3,746,855	3,789,271
Total Liabilities	27,202,311	31,082,059

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 662,963 and 200,000 shares issued and outstanding as of December 31, 2009 and March 31, 2010, respectively)	626	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,638,720 and 30,883,818 shares issued and outstanding as of December 31, 2009 and March 31, 2010, respectively)	30,639	30,884
Additional Paid-in-capital	8,163,224	8,198,670
Accumulated deficit	(1,194,158)	(1,005,579)
Statutory reserves	132,802	132,802
Accumulated other comprehensive loss	(77,485)	(68,053)
Total shareholders' equity	7,055,648	7,288,913
Total liabilities and shareholders' equity	$34,257,959	$38,370,972

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
(LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
(UNAUDITED)

	Three months ended March 31,
	2009	2010
	(Restated)
REVENUES
Third parties	$1,310,027	$4,093,778
Total revenue	1,310,027	4,093,778

COST OF REVENUES
Third parties	(1,185,667)	(3,476,202)
Total cost of revenues	(1,185,667)	(3,476,202)

GROSS PROFIT	124,360	617,576

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(948,387)	(1,156,089)

LOSS FROM OPERATIONS	(824,027)	(538,513)

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	(173,867)	518,486
Change in fair value of derivative liabilities	-	311,500
Non-operating (loss)/income, net	(69,738)	728,713
Interest income/(expenses)	1,194	(664,368)
Total other (loss)/income, net	(242,411)	894,331

(LOSS)/INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,066,438)	355,818

BENEFIT/(PROVISION) FOR INCOME TAXES	82,276	(167,239)

NET (LOSS)/INCOME	(984,162)	188,579

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,126	9,432

COMPREHENSIVE (LOSS)/INCOME	$(955,036)	$198,011
(LOSS)/ EARNINGS PER SHARE:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,920,145	30,734,134
Diluted	29,920,145	30,734,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
	Preferred Stock		Common stock		Additional Paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total

BALANCE, at January 1, 2009, as restated	714,963	$715	29,912,573	$29,913	7,534,015	132,802	(307,678)	(106,637)	7,283,130

Common stock for consulting services	-	-	700,000	700	839,300	-	-	-	840,000
Change of convertible rate	-	(37)	-	-	37	-	-	-	-
Stock based compensation	-	-	-	-	221,816	-	-	-	221,816
Conversion of preferred stock	(52,000)	(52)	26,147	26	26	-	-	-	-
Deferred tax liability due to discount unconvertible notes	-	-	-	-	(431,970)	-	-	-	(431,970)
Net loss	-	-	-	-	-	-	(886,480)	-	(886,480)
Foreign currency translation gain	-	-	-	-	-	-	-	29,152	29,152

BALANCE, at December 31, 2009	662,963	626	30,638,720	30,639	8,163,224	132,802	(1,194,158)	(77,485)	7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock-based compensation	-	-	-	-	35,253	-	-	-	35,253
Net income	-	-	-	-	-	-	188,579	-	188,579
Foreign currency translation gain	-	-	-	-	-	-	-	9,432	9,432

BALANCE, at March 31, 2010	200,000	189	30,883,818	30,884	8,198,670	132,802	(1,005,579)	(68,053)	7,288,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
(UNAUDITED)

	Three months ended March 31,
	2009	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(984,162)	$188,579
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Depreciation and amortization	42,562	65,924
Change in allowance for doubtful accounts	116,411	-
Stock based compensation	38,919	35,253
Change in fair value of warrants	173,867	(518,486)
Change in Value of convertible note	-	(311,500)
Interest expenses of convertible note	-	437,097
Deferred tax expense	(19,035)	71,474
Change in operating assets and liabilities:
Notes receivable	(16,888)	287,836
Accounts receivable	120,313	(937,107)
Inventories	(1,756,903)	(483,923)
Other receivables	(181,693)	(39,482)
Advances on inventory purchases	(982,981)	(2,220,870)
Long term accounts receivable, retainage	102,690	825,550
Accounts payable	(285,605)	(479,074)
Other payables and accrued liabilities	87,172	(247,466)
Customer deposits	1,973,760	1,799,438
Salary Payable	16,454	-
Taxes payable	(106,017)	(730,234)
Net cash used in operating activities	(1,661,136)	(2,256,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipments	(48,248)	(754,881)
Purchase Intangible assets	-	(14,696)
Net cash used in investing activities	(48,248)	(769,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from long term loans	-	4,642,995
Principal payment of short term bank loans	(381,420)	(880,200)
Net cash provided by (used in) financing activities	(381,420)	3,762,795

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	26,850	9,432

(DECREASE) INCREASE IN CASH	(2,063,954)	745,658

CASH, beginning	$6,136,403	$2,386,573

CASH, ending	$4,072,449	$3,132,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	-	-
Cash paid during the year for interest	2,055	243,460

Supplemental schedule of non-cash investing and financing activities:	-	-
Warrants issued for convertible note	-	-
Conversion of preferred stock to common stock	52	437
Accounts payable relating to purchase of equipments		371,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1 – Organization

China Energy Recovery, Inc. ("CER" or the "Company"), formerly known as MMA Media Inc. and Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May, 1998. On April 7, 2006, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Commerce Development Corporation, Ltd., a Delaware corporation, which changed the Company's state of incorporation from Maryland to Delaware as a result. On February 5, 2008, the Company changed its name to China Energy Recovery, Inc.

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

Shanghai Engineering does not have a variable interest in Vessel Works Division through this agreement as the arrangement is established between Shanghai Engineering and Shanghai Si Fang.  Shanghai Engineering does not have any contractual or ownership interest in Vessel Works Division, and therefore, Shanghai Engineering does not have a variable interest in Vessel Works Division.

The arrangement, however, may result in Shanghai Engineering having a variable interest in Shanghai Si Fang, but as Shanghai Si Fang is a state-owned enterprise that has substantive operations other than the Lease and Operation arrangement, Shanghai Engineering is not the primary beneficiary of Shanghai Si Fang.

Effective on January 1, 2006, Hi-tech executed a series of contractual arrangements with Shanghai Engineering and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Engineering, and collect and own all of its net profits. Additionally, Shanghai Engineering's shareholders have assigned their voting rights over Shanghai Engineering to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Engineering, Shanghai Engineering and its shareholders have granted Hi-tech the exclusive right and option to acquire all of their equity interests in Shanghai Engineering. Further, Shanghai Engineering shareholders have pledged all of their rights, titles and interests in Shanghai Engineering to Hi-tech.

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Environmental and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr. Qinghuan Wu, Shanghai Environmental's sole shareholder has assigned his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr. Qinghuan Wu have granted Hi-tech the exclusive right and option to acquire all of Mr. Wu’s equity interest in Shanghai Environmental. Further, Mr. Wu has pledged all of his right, title and interests in Shanghai Environmental.

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

CER Energy Recovery (Yangzhou) Co., Ltd. (“CER Yangzhou”) was incorporated on August 28, 2009 in Yangzhou by CER Hong Kong. CER Yangzhou’s registered capital is $20,000,000 and the contributed capital was approximately $4,500,000 as of December 31, 2009 and additional capital of approximately $6,000,000 was contributed in 2010. CER Yangzhou is mainly engaged in the development and manufacturing of waste heat recovery systems and other related energy efficiency equipment.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, CER Yangzhou, and Shanghai Environmental, are collectively hereinafter referred to as the “Group".

Note 2 – Restatement of Unaudited Consolidated Financial Statements for Period Ended March 31, 2009

Consolidated Statements of Income and other comprehensive income Impact:

The following table sets forth the effects of the restatement and reclassification adjustments on the Company’s consolidated statements of income and other comprehensive income:

	Three months ended March 31, 2009
	Previously
	Reported	Adjustments	Restated
REVENUES
Third parties(note(a))	$1,262,248	$47,779	$1,310,027
Total revenue	1,262,248	47,779	1,310,027

COST OF REVENUES
Third parties(note(b))	(1,200,355)	14,688	(1,185,667)
Total cost of revenues	(1,200,355)	14,688	(1,185,667)

GROSS PROFIT	61,893	62,467	124,360

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(note(c))	(1,540,591)	592,204	(948,387)

LOSS FROM OPERATIONS	(1,478,698)	654,671	(824,027)

OTHER INCOME (EXPENSE), NET:
Change in fair value of warrants(note (d))	(133,808)	(40,059)	(173,867)
Non-operating expense, net(note (e))	(25,913)	(43,825)	(69,738)
Interest income	1,194		1,194
Total other expense, net	(158,527)	(83,884)	(242,411)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,637,225)	570,787	(1,066,438)

PROVISION FOR INCOME TAXES(note(f))	167,015	(84,739)	82,276

NET LOSS	(1,470,210)	486,048	(984,162)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,126	-	29,126

COMPREHENSIVE INCOME	$(1,441,084)	$486,048	$(955,036)
LOSS PER COMMON SHARE:
Basic and diluted(note(g))	$(0.05)	0.02	(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	29,919,984	161	29,920,145

(a)
The restated revenues increased by $47,779 because the Company recognized retainage of $47,779 as revenue for the three months ended March 31, 2009, since the recoverability could be reasonably assured.

(b)	The restated cost of revenues decreased by $14,688, representing overcharges of certain costs and undercharged sales tax of $17,569 and $2,881, respectively.

(c)
The restated selling, general and administrative expenses decreased by $592,204, representing overcharged stock based compensation of $361,285 and allowance of doubtful accounts of $288,920 for the three months ended March 31,2009, offset by an undercharge in salary payable of $16,454 and rental expenses of $41,547, respectively.

(d)	The restated change in fair value of warrants increased by $40,059, representing a revision to restate the value of warrants which were previously under-valued.

(e)	The restated non-operating expense increased by $43,825, representing an overcharge of interest income between Sifang and Shanghai Engineering.

(f)	The adjustment to income tax expense has been calculated based on the above adjustments.

(g)
The number of weighted average common shares has been adjusted to correct a computational difference in the previously disclosed balance. The adjustment did not affect the earnings per share previously reported.

Consolidated Statement of Cash Flows Impact:

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, for the three months ended March 31, 2009:

	Three months ended March 31, 2009
	Previously
	Reported	Adjustments	Restated
Net cash used in operating activities	$(1,637,936)	$(22,385)	$(1,660,321)
Net cash used in investing activities	(49,946)	1,698	(48,248)
Net cash used in financing activities	(380,926)	(494)	(381,420)
Effects of exchange rate change in cash	$4,854	$21,181	$26,035

Note 3 – Summary of Significant Accounting Policies

The principal accounting policies adopted in the preparation of these consolidated financial statements are set out below:

(a)	Principal of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Poise profit, CER Hong Kong, Hi-tech, CER Shanghai, CER Yangzhou, and its variable interest entities (“VIEs”) Shanghai Engineering and Shanghai Environmental. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

The Company has concluded that Shanghai Engineering, and Shanghai Environmental are VIEs and that the Company is the primary beneficiary. Under the requirements of US GAAP, the Company consolidated the financial statements of Shanghai Engineering and Shanghai Environmental.

(b) Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of equipment, allowance for doubtful accounts, deferred tax assets and the completion percentage of the construction contracts. Actual results could differ from those estimates.

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

For the three months ended March 31, 2009 and 2010, the Company’s five top customers accounted for 97% and 91% of the Company's sales, respectively. Receivables from these five top customers were 8.7% and 63% of total accounts receivable at March 31, 2009 and 2010, respectively.

For the three months ended March 31, 2009 and 2010, five top suppliers provided approximately 54.3% and 36.4% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were approximately 2.2% and 15.1% at March 31, 2009 and 2010, respectively.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2009 and 2010, foreign currency translation income amounted to $29,126 and $9,432, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $77,485 and $68,053 as of December 31, 2009 and March 31, 2010, respectively. The balance sheet accounts with the exception of equity at December 31, 2009 and March 31, 2010 were translated at RMB6.83 to $1.00 and RMB 6.83 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2009 and 2010 were RMB6.84 to $1.00 and RMB6.83 to $1.00, respectively.

(e) Cash

Cash includes cash on hand and demand deposits with banks,  which are unrestricted as to withdrawal and use, and which have original maturities less than three months.

 (f) Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.

(g) Receivables and allowance for doubtful accounts

Receivables include trade accounts due from the customers, and other receivables from cash advances to employees or third parties. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk.

Allowance for doubtful account, December 31, 2008	$251,458
Addition	337,383
Translation adjustment	207
Allowance for doubtful account, December 31, 2009	$589,048
Addition	-
Translation adjustment	-
Allowance for doubtful accounts, March 31, 2010	$589,048

Accounts receivables which are expected to be collected after twelve months are reclassified as long-term accounts receivables. The Company reserved a provision for account receivable balances based on the nature of the business and accounts receivables collection history (further discussed in Note 4).

(h) Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale. Management reviews inventories for obsolescence or cost in excess of market value periodically. The obsolescence, if any, is recorded as a reserve against the inventory. The cost in excess of market value is written off and recorded as cost of revenues.

(i) Advances on purchase

Advances on purchases are monies advanced to outside vendors for inventory purchases and plant and equipment purchases. This amount is refundable and bears no interest.

(j) Plant and equipment, net

Plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are charged to operations as incurred, while renewals and betterments are capitalized.

Management established a 5% residual value for equipment. The estimated useful lives of the equipment are as follows:

Plant	20 years
Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the statement of operations. There were no disposal of assets during the three months ended March 31, 2009 and 2010.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairment of long lived assets recognized for the three months ended March 31, 2009 and 2010.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  For the stock options granted in the three months ended March 31, 2009 and 2010 the Group used 0% forfeiture rate.

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

(q) Shipping and handling

Shipping and handling costs are included in selling, general and administrative expenses which totaled $7,614 and $43,843  for the three months period ended March 31, 2009 and 2010, respectively.

(r) Revenue recognition

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

Revenue by the above categories for three months ended March 31, 2009 and 2010 are summarized as follows:

	Three months ended March 31,
	2009	2010
Revenue:
Product	$1,310,027	$1,410,493
Service	-	-
EPC contracts	-	2,683,285
Totals	$1,310,027	$4,093,778

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

In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts, and long-term construction-type contracts, the company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which the company recognize the revenue.

 (s) Fair value of financial instruments

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

Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, convertible notes, accrued liabilities and other payables. As of December 31, 2009 and March 31, 2010, the carrying values of these assets and liabilities approximated their fair values.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and March 31, 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of March 31, 2010.

		Balance as of March 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$412,220	-	-	$412,220
Derivative liability (Note 14)	$279,750	-	-	$279,750
Warrant liability (Note 14)	$854,461	-	-	$854,461

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009 and for the three months ended March 31, 2010 were as follows:

Balance at January 1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 14)	1,387,912
Derivative liability at issuance of convertible notes (Note 14)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	2,243,947
Derivative liability at issuance of long term loan (Note 9)	132,470
Change in fair value of warrant liability recognized in earnings	(518,486)
Change in fair value of derivative liabilities recognized in earnings	(311,500)
Balance at March 31, 2010	$1,546,431

(t) Segment reporting

The Group has adopted ASC 280, Segment Reporting, for its Segment reporting. The Group mainly operates in China and measures its business as a single segment.

(u) Recent accounting pronouncements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of the updated guidance does not have a material impact on its consolidated financial position, results of operations and cash flows.

In February 2010, the FASB issued accounting standards update which amends the accounting standard on subsequent event. The accounting update provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of the accounting update, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. The accounting standard was effective for interim and annual periods ending after June 15, 2009, and the accounting update is effective immediately. We have evaluated subsequent events in accordance with the accounting update.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial position or results of operations.

In July 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. The guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

Note 4 – Accounts Receivable

(a)	Accounts Receivable

	December 31,	March31,
	2009	2010

Current accounts receivable	$7,190,969	$8,128,076
Subtract: Allowance for doubtful accounts	(589,048)	(589,048)
Current accounts receivable, net	$6,601,921	$7,539,028

The Company reclassified accounts receivable which are expected to be collected after one year as long- term assets.

Current receivables also consisted of revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.  As of December 31, 2009 and March 31, 2010, the revenue recognized in excess of amounts billed amounted to approximately $2.4 million and $1.9 million, respectively.

(b)	Long-term Accounts Receivable

As of December 31, 2009 and March 31, 2010, amounts billed under contracts estimated to be collected in longer than one year was $ 6,830,615 and $ 6,005,065, respectively.

Long-term accounts receivable consisted of revenue recognized in excess of amounts billed of approximately $ 6,220,710 and $ 6,005,065 as of December 31, 2009 and March 31, 2010, respectively.

Note 5 – Inventories

As of December 31, 2009 and March 31, 2010, inventories consist of the following:

	December 31,	March 31,
	2009	2010

Raw materials	$1,539,322	$2,134,215
Work in progress	6,988,199	6,850,484
Finished goods	47,254	73,999
Total inventories	$8,574,775	$9,058,698

For the three months period ended March 31, 2010 and 2009, management determined that no provisioning to inventory balances were required.

Note 6 – Plant and Equipment, Net

As of December 31, 2009 and March 31, 2010, plant and equipment consists of the following:

	December 31,	March 31,
	2009	2010

Machinery equipment	$626,485	$631,224
Transportation equipment	270,419	270,419
Office equipment	431,905	435,008
Construction in progress	-	672,720
Subtotal	1,328,809	2,009,371
Accumulated depreciation	(569,921)	(615,444)
Equipment, net	$758,888	$1,393,927

Depreciation expense for the three months ended March 31, 2009 and 2010 was $42,562 and $45,523, respectively.

Note 7 – Intangible Assets

Intangible assets mainly represent purchase for usage of a parcel of land in Yangzhou where the manufacturing plant is located.  The Company has obtained the usage title of the land in December 2009.  The land use right is recorded at cost of $2,438,632 and is amortized over the lease term of 50 years starting from November 2009 when it was acquired. The amortization expense recorded for three months ended March 31, 2010 amounted to $20,401. The remaining balance represents the net value of purchased software.

Note 8 – Short Term Bank Loans

On September 1, 2009, the Company borrowed $880,200 in a short-term loan from one bank in China which matures on August 31, 2010 with a 5.841% annual interest rate. The bank loan was collateralized by Shanghai Engineering’s leased office space, which is owned jointly by Mr. Qinghuan Wu, the Chairman of the Board and Chief Executive Officer of the Company, and his son. The full amount of $880,200 was repaid on January 5, 2010.

Interest expenses of short-term bank loans were $2,055 and $1,571 for the three months ended March 31, 2009 and 2010, respectively.

Note 9 – Long Term Loans

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”), entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000. The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%.  The loan repayments are to be made three times a year starting May 15, 2010, and are fully amortizing, such that the principal and interest will be fully repaid at maturity. The Company will pay the sum of $ 566,023 at the end of every four calendar months, commencing May 15, 2010. The Borrower has entered into other agreements to provide that moneys due from a certain sale and service contract and related guarantee will be directed to pay the amounts due under the Loan Agreements, with the balance paid to the Borrower or its affiliates. The loan agreement between the Paying Agent and Borrower and related agreements have been registered with State Administration of Foreign Exchange (SAFE) for the inflow of funds and the repayment of the loan obligations. The loans may be prepaid at any time with a premium of 1.25% of the principal amount being paid. The Loan Agreements provide for the typical events of default, including a cross default clause, and the Company has made various representations and given various covenants to the lenders as are typical of such arrangements.

As a guarantee of the payments under the Loan Agreements, Mr. Qinghuan Wu, the Chief Executive Officer of the Company and the principal officer of the Borrower, Paying Agent and other affiliates, has pledged 8,000,006 shares for the repayment of the obligations under the Loan Agreements.
As a result of the Company not filing its annual and quarterly reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, the Company was in violation of various loan covenants and default terms with respect its obligation to file SEC reports and comply with applicable laws under the terms of the Loan Agreements. The violation of the covenants and default permit the note holders to accelerate the repayment of the full amount of the principal and interest due on the loan. To date, the lenders have not delivered any notice of acceleration and have not indicated that they intend to give such a notice. One of the lenders representing $2,000,000 in principal amount of the loans, provided to the Company on November 1, 2010, a waiver of the covenant and default terms and also provided sufficient time to make the necessary past due filings, before a covenant violation or default would result again concerning these issues.

According to the loan agreement provisions, as an additional inducement to the Lender to make the Loan, CER will issue to the Lender or its designee, on each date that an amount of principal of the Loan is paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) is less than RMB 6.8271(the agreed upon exchange rate on the date of the making of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date will be converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which will represent that number of shares to be issued to the Lender as of such date, in restricted stock. For the three months ended March 30, 2010, the derivative liabilities amounted to $132,470.

Since the lenders have right to request early repayment, thus the long term loans and the derivative liabilities were reclassified to current liabilities as of March 31, 2010.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Paying Agent the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new plant being built in China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured; the Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  Shanghai Engineering has subordinated its loan to those under the Loan Agreements.

Note 10 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note are for the construction of a new plant located in China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the three months ended March 31, 2010, interest expense of $552,883 was incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Commitment Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of this Convertible Note divided by the conversion price of $1.80. In connection with these Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock that provides for voting rights and directorships in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

The Lender may recall a Convertible Note after the first anniversary of the draw down at a redemption price equal to the outstanding principal plus any accrued and unpaid interest upon the closing by the Company of any debt and/or equity financing (except for debt financings with banks or institutional lenders in China), in an amount up to 50% of the amount financed.  Additionally, upon occurrence of certain events, the Lender can demand the entire outstanding principal, together with any accrued and unpaid interest to be immediately repaid in full or in part.  The Company can also prepay the Convertible Note at any time it desires with accrued interest and unpaid interest. On September 13, 2010, the Lender agreed not to exercise its right to request an early repayment prior to January 1, 2011.

As of March 31, 2010, 50% of the Convertible Notes are classified as a current liability, while the remaining 50% is classified as long-term liability. The embedded conversion feature is accounted for as a derivative liability separately in the balance sheet in accordance with ASC 815, Derivatives and Hedging, because the conversion price is denominated in US dollars, which is a currency other than the Company’s functional currency.  Approximately 50% of the derivative liability is classified as a current liability while the other 50% is classified as a long-term liability based on the timing of the cash flows derived from the Convertible Notes.  The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using the interest method. The change in fair value of the derivative liability of $179,030 was recorded in the consolidated statements of operations for the three months ended March 31, 2010. The interest expenses recognized for accretion to the redemption value of the Convertible Notes was $232,628 for the three months ended March 31, 2010.

 The grant value of the warrants issued in conjunction with the Convertible Note was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three months ended March 31, 2010, $138,791 of deferred financing cost was amortized and charged to financial expenses.  The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the Commitment Warrant is denominated in US dollars, which is a currency other than the Company’s functional currency.  Changes in fair value of the Commitment Warrants (Note 14) for the three months ended March 31, 2010 was recorded in the consolidated statements of operations.

Note 11 – Taxation

USA
CER USA was subject to U.S. income tax at a rate of 34% on their assessable profits. No such profit tax has been provided as the Group did not have any assessable profit that was earned in or derived from U.S. during the years presented.

Hong Kong
CER Hong Kong subsidiaries were subject to Hong Kong profit tax at a rate of 16.5% on their assessable profits. No Hong Kong profit tax has been provided as the Group did not have assessable profit that was earned in or derived from Hong Kong subsidiaries during the years presented.

PRC
The New Enterprise Income Tax ("EIT") law was effective January 1, 2008 and the standard EIT rate is 25%. Pursuant to the PRC tax law, net operating losses can be carried forward 5 years to offset future taxable income.

Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. Shanghai Environmental, CER Shanghai and CER Yangzhou are subject to enterprise income tax at a statutory rate of 25%.

	Three months ended March 31,
	2009 (Restated)	2010
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(11.59)%	(5.66)%
Permanent difference	(5.84)%	(78.48)%
Utilization of deferred income tax liability	-	-
Allowance for deferred income tax assets	(8.85)%	97.14%
Effective CIT rate	7.72%	47.00%

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:
	December 31,	March 31,
	2009	2010
Deferred tax assets, current:
Tax loss carry forwards	-	60,032
Rental expenses	67,276	-
	67,276	60,032
Deferred tax assets, non-current:
Tax loss carry forwards	2,178,667	2,381,000
Deductible temporary differences related to:
-Allowance for doubtful accounts and provision for inventory	130,192	130,191
Valuation allowance	(1,822,225)	(2,167,880)
	486,634	343,311
Total deferred tax assets	553,910	403,343

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(352,876)	(273,783)
Total deferred tax liabilities	(352,876)	(273,783)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	March 31,
	2009	2010
Deferred tax assets, current, net	67,276	60,032
Deferred tax assets, non-current net	133,758	69,528
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise ( “FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profit of non-US subsidiaries as of December 31, 2009 and March 31, 2010 were approximately $1,059,500 (RMB 7,844,000) and $1,085,939 (RMB 8,070,534), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared out of the cumulative retained earnings as of December 31, 2009 and March 31, 2010.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three months ended March 31, 2009 and 2010, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended March 31,
	2009 (Restated)	2010
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax benefit/(expense )	82,276	(167,239)
Total provision for income taxes benefit/(expense)	$82,276	$(167,239)

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended March 31, 2009 and 2010. The net operating loss carry forwards for the U.S. income tax purposes is approximately $3,481,502 and $5,769,315 for the three months ended March 31, 2009 and 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. In the year ended December 31, 2009, the Company accrued deferred tax liability due to convertible note of $431,970 of which the balance as of December 31, 2009 and March 31, 2010 was $352,876 and $273,783 respectively. Therefore the Company offset equivalent deferred tax asset and deferred tax liability. Except for the above mentioned deferred tax asset, the Company has provided a 100% valuation allowance of deferred tax asset at December 31, 2009 and March 31 2010. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The valuation allowances as of December 31, 2009 and March 31, 2010 were as follows:

Amount
Balance of December 31, 2008	$1,173,146
Increase	649,079
Balance of December 31, 2009	1,822,225
Increase	345,655
Balance of March 31, 2010	$2,167,880

Note 12 –Earnings/ (Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share”. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings/(losses) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010
	(Restated)
Numerator:
Net (loss)/income for the period	(984,162)	188,579
Amount allocated to preferred stockholders	-	1,557
Net (loss)/income available to common stock holders – Basic and diluted	(984,162)	187,022

Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	29,920,145	30,734,134
Denominator for diluted earnings per share	29,920,145	30,734,134
Basic (loss)/earnings per share	(0.03)	0.01
Diluted (loss)/earnings per share	(0.03)	0.01

For the three months ended March 31, 2009, there was no diluted effect to loss per share due to the net loss incurred. The Company has warrants to purchase 1,968,561  shares of common stock and options to purchase 260,000 shares of common stock as of March 31, 2009 and these were not included in the calculation of dilutive earnings/(loss) per share because of the loss situation.

For the three months ended March 31, 2010, there was no diluted effect to earnings per share due to anti-dilutive effect. The Company has warrants to purchase 3,357,450 shares of common stock and options to purchase 560,000 shares of common stock as of March 31, 2010 were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

Note 13 – Convertible Preferred Stocks

Series A Convertible Preferred Stock

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consisted of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants are exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs of $1,859,902, including commissions, legal fees and transaction expenses were taken from the proceedings. The net proceeds were allocated between the Series A convertible preferred stocks and warrants based on their relative fair values. As of the closing date, the fair value of Series A convertible preferred stock is estimated at $1.68 where as the fair value of the warrants is estimated at $0.85.  As a result, an aggregate amount of $5,307,539 was allocated to Series A convertible preferred stocks and $1,336,739 was allocated to the warrants. The fair value of the warrants was initially valued using the binomial model with assumptions such as, stock price, volatility, expected term, dividend, risk-free interest rate, etc.

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

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A convertible preferred stock shall be entitled to receive the amount of the original issue price per share (as adjusted for the 1-for-2 reverse stock split) for each share of Series A convertible preferred stock, plus all declared and unpaid dividends.

Conversion

Each share of Series A convertible preferred stock is convertible into common stock on a one-for-one basis, anytime at the option of the holder. The current conversion price is $2.16 after taking into effect the 1-for-2 reverse stock split, and the conversion price is subject to adjustment in accordance with the anti-dilution clause.

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

Adjustment of Series A Convertible Preferred Stock Conversion Price and Warrant Exercise Price

In accordance to the anti-dilution clause of the afore-mentioned Financing, if the Company shall issue additional shares without consideration or for consideration per share less than the conversion price and/or the warrant exercise price immediately prior to the issuance, such conversion price and exercise price shall be adjusted.

For the three months ended March 31, 2010, 462,963 shares of Series A convertible preferred stock were converted to 245,098 shares of common stock.

No further beneficial conversion feature charge was recognized for the adjustment of conversion price and exercise price.

As of December 31, 2009 and March 31, 2010, the Company had 662,963 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively.

Series B Convertible Preferred Stock

In connection with the Convertible Notes Agreement discussed in Note 10, the Company was required to issue to the Lender one hundred shares of Series B Preferred Stock, par value at $0.001. The Series B preferred stock provides voting rights and the right to appoint directors only in the event of defaults which equal or exceed $1,000,000 in the aggregate. The Series B preferred stock is senior to all other capital stock of the Company. The holder of the Series B preferred stock will not be entitled to any dividends, any liquidation preference of any kind, or any conversion right to convert the Series B preferred stock into the Company’s common stock.

Note 14 – Warrant and Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments.  The conversion feature of the Company’s convertible note (described in Note 10), the related warrants and the warrants issued in connection with the Series A convertible preferred stock, do not have fixed settlement provisions because their conversion and exercise prices are denominated in US dollars, which is a currency other than the Company’s functional currency.  Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Convertible Notes was separated from the host contract (i.e. the Convertible Notes) and recognized as a derivative liability in the balance sheet, and the warrants issued in connection with the Convertible Notes and Series A preferred stock have been recorded as warranty liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair values reported in the consolidated statements of income and other comprehensive income.

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September 29,2009	December 31, 2009	March 31, 2010
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.14%	0.72%
Expected volatility	79.86%	83.32%	94.40%
Expected life (in years)	2.00 years	1.75years	1.5years
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	871,000	559,500

We calculated the derivative liability on exchange rate based on the following key assumptions:

March 31,2010
Estimated forward rate	6.8263-6.4457
Discount rate	0.25%-1.68%
Discount factor	1-0.95

Fair value	$132,470

Warrants issued in connection with convertible notes;

	May 21, 2009 (Issuance date)	December 31, 2009	March 31, 2010
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	1.05	0.80
Exercise price	$1.8	1.8	1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	4.39	4.14
Risk-free interest rate	2.15%	2.38%	2.20%
Expected volatility	70%	73%	73.5%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	666,793	422,384

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2009	March 31, 2010
Number of shares exercisable	1,968,561	1,968,561
Risk-free interest rate	1.81%	1.61%
Expected volatility	79%	81%
Expected life (in years)	3.29 years	3.04 years
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$703,850	$432,073

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

The warrants issued in connection with the Series A convertible preferred stock were originally recorded at their relative fair value as an increase in additional paid-in capital. Upon the implementation of the FASB authoritative guidance in the first quarter of 2009, such warrants were reclassified to derivative liabilities at fair value on January 1, 2009. The change in fair value is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the warrants issued in connection with Series A preferred stock at January 1, 2009 is as follows:

	Additional Paid-in Capital	Warrant Liability
Warrants issued in connection with Series A convertible preferred stocks	1,524,268	(1,524,268)

Note 15 - Stock-Based Compensation

Common Stock

On December 7, 2009, the Board approved the issuance of 700,000 shares of the Company’s common stock to a consulting company in exchange for consulting service received for the period of July 1, 2009 through December 31, 2009. The value of those shares issued is $840,000, which was measured based on the fair value of the Company’s common stock at December 7, 2009.

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

For the three months ended March 31, 2009 and 2010, the Company recognized $38,919 and, $35,253 compensation expenses in the form of options, respectively. Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding Options			Exercisable Options
		Average			Average
		remaining	Average		remaining
Exercise		contractual	exercise		contractual
price	Number	term	Price	Number	term

$1.22	60,000	2.75	$1.22	15,000	2.75
$1.58	500,000	2.50	$1.58	125,000	2.5
Total	560,000			140,000

Following is a summary of the option activity:

Outstanding as of January 1, 2008	-
Granted	335,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	335,000
Granted	560,000
Forfeited	(335,000)
Exercised	-
Outstanding as of December 31, 2009	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2010	560,000

Vested and exercisable as of March 31, 2010	140,000

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

Note 16 – Interest Expense

	Three months ended March 31,
	2009	2010
	(Restated)
Interest of $5,000,000 convertible notes	-	118,967
Interest of $4,000,000 long-term loan	-	100,666
Interest of $1,000,000 long-term loan	-	10,196
Amortization of deferred financing cost	-	204,469
Accretion of convertible notes	-	232,628
Interest of short-term bank loans	2,055	1,571
Interest capitalized	-	(3,065)
Interest income	(3,249)	(1,064)
Total	(1,194)	664,368

The Company bifurcated the conversion feature from the $5,000,000 convertible notes (as in note 10). The conversion feature is calculated at fair value at each reporting date and the variance is charged into interest expenses.

Note 17 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the three months ended March 31, 2009 and 2010, the Company incurred $13,194 and $13,203, respectively, as rental expense to Mr. Qinghuan Wu's son.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Paying Agent the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new plant being built in China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured; the Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  Shanghai Engineering has subordinated its loan to those under the Loan Agreements.

Note 18 – Retirement Benefits

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

The Company made contributions of $41,860 and $29,798 for employment benefits, including pension payments for the three months ended March 31, 2009 and 2010, respectively.

Note 19 – Statutory Reserve

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2009, the Company transferred $0, because its China subsidiaries incurred losses in 2009. Statutory reserve amounted to $132,802 as of December 31, 2009 and March 31, 2010.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $12,718,305 as of March 31, 2010.

Note 20 – Commitments and Contingencies

Capital contribution to CER Shanghai and CER Yangzhou

As described in Note 1, CER Shanghai has invested total registered capital of $5,000,000 as of November 4, 2010. CER Yangzhou has registered capital of $20,000,000 of which $7,500,000 has been invested before March 31, 2010; the remaining capital is scheduled to be injected before August 28, 2011.

Lease and Operation Commitments

According to the renewed and amended Leasing and Operation Agreement (Note 1) entered by Shanghai Engineering and Shanghai Si Fang, Shanghai Engineering has recorded a lease expense and integrated management fee in the amount of $215,477 and $124,989 under cost of revenue and general administrative expenses for the three months ended March 31, 2009 and 2010, respectively.

Minimum future payments under Lease and Operation Agreement are as follow:

	Lease	Non-lease	Total
Three Months ended March 31, 2010	$198,927	176,040	374,967

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated as of March 31 2011, when we move to our new building in Zhangjiang. For the three months ended March 31, 2009 and 2010, the company incurred $13,194 and $13,203, respectively.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), which is to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments.   Then rental expenses have been recognized on a straight-line basis. CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009, and has also paid the second year’s rental fee in the amount of $851,525 in February 2010.The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the three months ended March 31, 2009 and 2010, the rental expense was $41,602 and $124,805, respectively.  Management is planning to exercise the option to purchase the building.

The Company has paid all the lease payments under this lease, therefore there is no future lease payment under this lease as of December 31 2010.

Commitments related to CER Yangzhou

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

Further to support CER’s waste heat recovery system development, the government will provide various preferential policies, including a government research and development grant at $2.44 million, which is recorded as other income, to be available to CER over time.    CER is obligated to establish a foreign investment enterprise for its investment, to meet certain minimum capital levels, to make certain minimum levels of investment in the plant (Approximately $293,255, or equivalent to RMB 2 million, per Chinese acre, to be made by August 2011, otherwise either a portion of the land would need to be returned or the deficient investment would need to be made), and to satisfy established construction schedules (i.e., start construction within 6 months upon obtaining the land). If construction does not start in one year, or the area developed would be less than 1/3 of the land, or the investment is less than 1/4 of the proposed investment, or the Company stops the development without approval, then an unused land fee would be imposed and part of the land unused for over 2 years would need to be returned.

Note 21 – Subsequent events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 3, 2011, which is the date of the financial statements were issued.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is for RMB 30,000,000 (approximately $4,500,000).  The funds may be used either as a short term loan or for trade financing and similar purposes.  Any amounts due under the loan are repayable on November 24, 2013. The loan has been guaranteed by each of the Company’s Chief Executive Officer and a director, two of the Company’s subsidiaries, CER Shanghai, Shanghai Engineering and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged the land use right in Yizheng. The Company has drawn RMB 21,000,000 (approximately $3,150,000) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%.  These funds will be used for working capital.

On December 31, 2010, the Company entered into a loan agreement with the lender (Note 9) to replace and continue the prior lending arrangement which was entered into on March 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interest are due September 29, 2012. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. In the event of a default, the lender would have the right to exercise the rights under the Class B Preferred Stock that was issued in connection with the 2009 loan, which will continue with respect to the new loan. The lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantee of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company and the principal officer of the Company pledged 8,000,006 shares for the repayment of the principal due under the loan agreement.  The pledge will only take effect when the shares are released from the current pledge under another loan entered into by the Company.  Additionally, since the loan is fixed in United States dollars, the lender will receive compensation for the value of the difference in the Renmenbi/US Dollar exchange rate between September 29, 2011, and the payment date, provided the Renmenbi exchange rate increases against the US dollar, times the amount of being paid.

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

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of the closing of the Share Exchange on April 15, 2008, our new business operations consist of those of Poise Profit's Chinese subsidiary, Hi-tech, which were subsequently transferred to CER (Hong Kong) Holdings Limited (“CER Hong Kong”). CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

Poise Profit, a wholly-owned subsidiary of the Company, was incorporated on November 23, 2007 under the laws of the British Virgin Islands. Poise Profit, in turn, owns 100% of the issued and outstanding equity interests in Hi-tech and CER Hong Kong. Historically, all of our operations were conducted through Hi-tech via contractual arrangements with affiliated Chinese entities, but we are in the process of transferring our assets and operations from Hi-tech to CER Hong Kong and its wholly-owned subsidiary CER Energy Recovery (Shanghai) Co., Ltd. ("CER Shanghai"). As part of our reorganization, CER Hong Kong was incorporated on August 13, 2008 under the laws of the Hong Kong Special Administrative Region, China and was originally jointly owned by Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors. On December 3, 2008, Mr. Qinghuan Wu and Mrs. Zhou transferred ownership of CER Hong Kong to Poise Profit. CER Shanghai was incorporated on November 11, 2008 as a wholly foreign-owned enterprise in Shanghai, China. After our reorganization is complete, CER Shanghai will be our primary operating entity in China and CER Hong Kong will be our primary holding entity holding all equity interests in our Chinese subsidiaries, including CER Shanghai. While we are gradually transferring our current assets and operations to CER Shanghai, we plan that CER Shanghai will enter into the majority of all new business contracts.

Before December 3, 2008, all of our operations were conducted through Hi-tech and its affiliated companies. Hi-Tech was engaged in the marketing and sale of energy recovery systems which were designed, manufactured and installed by affiliated companies. Hi-tech had entered into contractual relationships with two entities incorporated in Shanghai, China: Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental"). Each of Shanghai Engineering and Shanghai Environmental was considered a "variable interest entity" and its financial information was consolidated with Hi-tech's pursuant to the Accounting Standard Codification (“ASC”) 810-10. Hi-tech entered into contractual relationships with Shanghai Engineering and Shanghai Environmental to comply with Chinese laws regulating foreign-ownership of Chinese companies. Shanghai Engineering is engaged in the business of designing, manufacturing and installing energy recovery systems. All manufacturing is done by Vessel Works Division pursuant to a cooperative manufacturing agreement between Shanghai Engineering and Vessel Works Division's parent, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"), as further described below. Vessel Works Division holds important permits for the manufacturing and installation of boilers used in our energy recovery systems. Shanghai Environmental is not an operating company but it served in the past as a vehicle for arranging sales and maximizing tax benefits. We no longer use Shanghai Environmental for these purposes and intend to start the process to dissolve Shanghai Environmental in 2011. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors. Shanghai Environmental is wholly-owned by Mr. Qinghuan Wu.

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the amount of quarterly payment is allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period

In August 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. The plant is currently under construction, and is expected to be completed in January 2011. Once the plant is operational, we intend to transfer the production function of Vessel Works Division to CER Yangzhou.

Energy is a major strategic issue affecting the development of the global and Chinese economy. The Chinese government has committed to adjusting the economic structure and changing the mode of economic growth in order to encourage the use of more advanced and more environment-friendly technologies. Also, the Chinese government has been promoting the development of recycling and the circulated use of resources by encouraging enterprises to engage in the energy recovery industry. Various government issued documents indicate the government’s plan to promote the use of energy saving and recycling equipment and systems.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 3 to our Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, convertible notes, accrued liabilities and other payables. As of December 31, 2009 and March 31, 2010, the carrying values of these assets and liabilities approximated their fair values.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and March 31, 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of March 31, 2010.

		Balance as of March 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$412,220	-	-	$412,220
Derivative liability (Note 14)	$279,750	-	-	$279,750
Warrant liability (Note 14)	$854,461	-	-	$854,461

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009 and for the three months ended March 31, 2010 were as follows:

Balance at January 1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 14)	1,387,912
Derivative liability at issuance of convertible notes (Note 14)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	2,243,947
Derivative liability at issuance of long term loan (Note 9)	132,470
Change in fair value of warrant liability recognized in earnings	(518,486)
Change in fair value of derivative liabilities recognized in earnings	(311,500)
Balance at March 31, 2010	$1,546,431

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

Consolidation of Variable Interest Entities

In accordance with the FASB’s Interpretation regarding the consolidation of variable interest entities, variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Each variable interest entity with which the Company is affiliated must be evaluated to determine who is the primary beneficiary of the risks and rewards of ownership of the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity's financial information for financial reporting purposes.

We have concluded that Shanghai Engineering and Shanghai Environmental are variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries. Under the requirements of FASB’s accounting standard, Poise Profit and CER Hong Kong consolidated the financial statements of Shanghai Engineering and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the amount of quarterly payments is allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period.

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

Revenue by the above categories for three months ended March 31, 2009 and 2010 are summarized as follows:

	Three months ended March 31,
	2009	2010
Revenue:
Product	$1,310,027	$1,410,493
Service	-	-
EPC contracts	-	2,683,285
Totals	$1,310,027	$4,093,778

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

In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts, and long-term construction-type contracts, the company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which the company recognize the revenue.

Classification of Current/Non-Current Receivables

In view of the global economic slowdown, we have reviewed our receivable balances and reassessed each balance and its collectability during the forthcoming 12 months. We have reclassified certain of these outstanding balances to non-current assets where we determined that there is no certainty of collection within the next 12 months. We intend to closely monitor our receivables and focus on increasing collections over the next quarter.

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not expect the adoption of the updated guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

In February 2010, the FASB issued accounting standards update which amends the accounting standard on subsequent event. The accounting update provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of the accounting update, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. The accounting standard was effective for interim and annual periods ending after June 15, 2009, and the accounting update is effective immediately. We have evaluated subsequent events in accordance with the accounting update.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial position or results of operations.

In July 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. The guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31,
	2009	% of Revenue	2010	% of Revenue
REVENUES
Third parties	1,310,027	100.0%	4,093,778	100.0%
Total revenue	1,310,027	100.0%	4,093,778	100.0%

COST OF REVENUES
Third parties	(1,185,667)	(90.5)%	(3,476,202)	(84.9)%
Total cost of revenues	(1,185,667)	(90.5)%	(3,476,202)	(84.9)%

GROSS PROFIT	124,359	9.5%	617,576	15.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(948,387)	(72.4)%	(1,156,089)	(28.2)%

LOSS FROM OPERATIONS	(824,028)	(62.9)%	(538,513)	(13.2)%

OTHER EXPENSE (INCOME ), NET:
Change in fair value of warrants	(173,867)	(13.3)%	518,486	12.7%
Change in fair value of derivative liabilities	-	-	311,500	7.6%
Non-operating (expenses)/income, net	(69,738)	(5.3)%	728,713	17.8%
Interest income/(expenses)	1,194	0.1%	(664,368)	(16.2)%
Total other (expense)/income, net	(242,411)	(18.5)%	894,331	21.8%

(LOSS)/INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,066,438)	(81.4)%	355,818	8.7%

BENEFIT/(PROVISION)FOR INCOME TAXES	82,276	6.3%	(167,239)	(4.1)%

NET (LOSS)/INCOME	(984,162)	(75.1)%	188,579	4.6%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,126	2.2%	9,432	0.2%

COMPREHENSIVE (LOSS)/INCOME	(955,036)	(72.9)%	198,011	4.8%

Revenues. Revenue was $4,093,778 for the three months ended March 31, 2010, as compared to $1,310,027 for the three months ended March 31, 2009, an increase of $2,783,751 or 212.5%. This increase was mainly due to the increase in the overall amount of revenue under our outstanding contracts and the increase of the number of new contracts. In recent years, the State Council and the National Development and Reform Commission have promulgated a two-pronged strategy of managing China’s growing energy needs. On the supply side, there has been a noticeable push towards renewable energy sources. On the demand side, various plans and incentives have been put in place to reduce energy demand such as through boosting energy efficiency. In 2009 and 2010, the State Council and various bodies issued a number of notices promoting clean energy use in industries and the recycling of waste heat. In January 2010, the Ministry of Industry and Information Technology also announced a Rmb 5 billion plan to install waste heat power generators in 37 iron and steel enterprises over a three-year period. In February 2010, the Ministry of Industry and Information Technology further proposed that the authorities intend to promote the installation of waste heat power generators to 95% of new dry cement production lines. The total required investment is Rmb12.7 billion over four years from 2010 to 2013.

An analysis of the revenues is as follows:

	Three months ended March 31,
	2009	2010	Change ($)	Change (%)
Average Revenue per Contract
Products	$187,147	235,082	47,935	26%
EPC	-	670,821	670,821	-
Average Revenue per Contract	$187,147	905,903	718,757	384%
Number of Contracts Completed
Products	7	6	(1)	(14)%
EPC	-	4	4	-
Total Number of Contracts Completed	7	10	3	43%

The average sales revenue recognized per product contract increased by $47,935 from $187,147 for the three months ended March 31, 2009 to $235,082 for the three months ended March 31, 2010 while the number of product contracts we completed did not change. This is mainly because of generally higher margin we get, especially on direct export sales, which have higher margins, in the first three months of 2010.

In the mean time, the Company's strategy is to shift its focus away from product sales and to re-direct  its energies and resources to EPC contracts. In early 2010, we have started 4 EPC contracts while there were no such EPC contracts for the three months ended March 31, 2009.

With the recovery of the economy and the Chinese government’s emphasis on energy efficiency and pollution reduction, it is anticipated that the business will continue to grow in the future periods. We believe we are among the few companies in the industry with the necessary design and engineering capability to satisfy the growing market demand for larger energy recovery systems. Further, we have been expanding our marketing efforts to win new contracts by attending trade events both inside China and overseas, hosting focused industry seminars, increasing selling efforts to repeat customers and actively pursuing new customer prospects, and partnering with large engineering houses and foreign industry leaders. We are also building a new state-of-the-art manufacturing facility expected to be partly completed and in operation in January 2011, which is designed to expand our production capacity and solve the capacity limitations we experience at our current leased facility. The new plant with its higher efficiency and greater capacity, once in place, is expected to enable us to increase our sales and gross margin.

Cost of Revenues. Cost of revenues increased to $3,476,202 for the three months ended March 31, 2010, as compared to $1,185,667 for the three months ended March 31, 2009, an increase of $2,290,535, or 193.2%. As a percentage of revenues, cost of sales decreased from 90.5% for the three months ended March 31, 2009 to 84.9% for the three months ended March 31, 2010, a decrease of 5.6%. The absolute increase is consistent with the increase of revenue while the relative decrease is due to the significant increase of the per unit cost for overhead fixed costs in 2009 due to lower volume of product revenue along with the prices of main raw materials, such as steel, falling in 2010. Furthermore, with the worldwide economy recovering, the finished products and recent EPC under construction contracts are able to obtain higher margins in 2010 compared with the same period of 2009.

Gross Profit. Gross profit was $617,576 for the three months ended March 31, 2010, as compared to $124,359 for the three months ended March 31, 2009, an increase of $493,217 or 396.6%.  The higher gross profit is mainly due to the better margins of delivered products in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,156,089 for the three months ended March 31, 2010, as compared to $948,387 for the three months ended March 31, 2009, an increase of $207,702 or 21.9%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 72.4% for the three months ended March 31, 2009 to 28.2% for the same period in 2010, a decrease of 44.2%. This increase is mainly due to following reasons:  Firstly, transportation expenses increased by $91,645, or 142%, resulting from the increase of sales quantity. Secondly, the Company signed a rental agreement with Shanghai Zhangjiang IC industrial zone development Co., Ltd. and as a result, since March 2009, the monthly rental charged increased by about $41,500. Thirdly, the expansion of CER’s business and construction of the CER Yangzhou production base resulted in more general operation expenses being incurred.

Loss from Operations. Loss from operations totaled $538,513 for the three months ended March 31, 2010, as compared to loss of $824,028 for the same period in 2009, a decrease of $285,515. The decrease is mainly attributable to increase in revenue and gross profit.

Other Income/(Expense). For the three months ended March 31, 2010, the Company incurred other income of $894,331 as compared to other expenses of $242,411 for the three months ended March 2009, an absolute difference of $1,136,742.  Other income for the period ended March 31, 2010 consisted primary of $829,986 of change in fair value of warrants and derivative liabilities, and $728,713 of non-operating income, offset by $664,368 in interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities - This resulted from the valuation of warrants and derivative liabilities. The $1,003,853 absolute gain over the prior period is mainly due to the decrease of the Company’s stock price.

Non-operating Income, net - Non-operating income for the three months ended March 31, 2010 mainly consisted of subsidy income of CER Yangzhou on research and development fund from Yizheng industrial park.

Interest Income/(Expenses )- Interest expenses were $664,368 for the three months ended March 31, 2010, as compared to interest income of $1,194 for the three months ended March 31, 2009, an absolute difference of $665,562. This change is mainly due to interest expenses of $118,967 incurred in connection with the issuance of convertible notes and of $110,863 in connection with the $4,000,000 loan. In addition, the accretion on the convertible notes of $232,628 and an amortized long term deferred financial cost of $204,469 were also charged as financial expenses.

Benefit/(provision) for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended March 31, 2010, the Company incurred $167,239 of income tax provision, as compared to income tax benefit of $82,276 for the three months ended March 31, 2009, an absolute change of $249,515. This change mainly resulted from income incurred by CER Yangzhou. Most of our Chinese entities did not incur a profit for the three months ended March 31, 2010 while our Yangzhou received subsidy income which made the entity subject to income tax. On the other hand, we provided a 100% valuation allowance of deferred tax asset at December 31, 2009 and March 31, 2010 due to the net loss incurred by our Vessel Work Division. In addition, the absolute difference arising from derivative liabilities is much larger in the three months ended March 31, 2010, compared with the same period of 2009.

Net (Loss)/Income. Net income was $188,579 for the three months ended March 31, 2010, as compared to a net loss of $984,162 for the three months ended March 31, 2009, an increase of $1,172,741, or 119.2%. It is mainly due to higher revenue and gross profit generated in the first three months of 2010, and a gain of $ 829,986 from the change in fair value of warrants and derivative liabilities in the first three months of 2010 due the decrease of the Company’s common share price, as well as other non-operating income of $728,713.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash generated from operations, the proceeds from the sale of equity to investors and borrowings from banks and other lenders. Our principal uses of cash have been to finance working capital, facility expansion and other capital expenditures.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our credit facilities will be sufficient to fund current business operations over at least the next twelve months. Notwithstanding our resources for operations on a going forward basis at current operating levels, we will need capital for our expansion plans, including funding for the building of our proposed new plant. To improve our cash and cash requirement position, we are making efforts to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three months ended March 31,
	2009	2010

Net cash used in operating activities	$(1,660,321)	(2,256,991)
Net cash used in investing activities	(48,248)	(769,577)
Net cash (used in) / provided by financing activities	(381,420)	3,762,795
Effects of exchange rate change in cash	26,035	9,432
(Decrease)/increase in cash	(2,063,954)	745,658
Cash, beginning	6,136,403	2,386,573
Cash, ending	$4,072,449	3,132,231

Operating Activities

Net cash used in operating activities was $2,256,991 for the three months ended March 31, 2010 compared with net cash used in operating activities of $1,660,321 for the three months ended March 31, 2009. The increase of cash used in operating activities was due to an increase in advance payments made in 2010 as compared to in 2009 attributable to an increase of EPC contracts for purchasing raw materials.

Investing Activities

Net cash used in investing activities was $769,577 for the three months ended March 31, 2010 compared to net cash used in investing activities of $48,248 for the three months ended March 31, 2009. The change was due to capital expenditures for the construction of CER Yangzhou (as described below).

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

Financing Activities

Net cash provided by financing activities was $3,762,795 for the three months ended March 31,2010 compared to net cash used in financing activities of $381,420 for the three months ended March 31, 2009, an increase of $3,381,375. This is due to proceeds received from long-term loans in the amount $4,642,995, and offset in part by a repayment of a short-term bank loan of $880,200 in early 2010.

Capital Resources

On February 1, 2010, the Company entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are primarily for the construction of a new plant in China. The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000.  The principal is due on January 15, 2013, and bears interest at the annual rate of 15.1%. As security for these Loan Agreements, Mr. Qinghuan Wu has pledged 8,000,006 shares of common stock of the Company, which shares will be held in escrow for the benefit of all the Lenders.

Additionally, since the repayment amount is fixed in United States dollars, the lenders will receive shares of common stock on each principal payment date in that number of shares representing the value of the difference in the RMB/US Dollar exchange rate between February 1, 2010, and the payment date, provided the RMB exchange rate increases against the US dollar, times the amount of principal being repaid, divided by the closing price of the common stock on the repayment date.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company that Mr. Qinghuan Wu controls, to lend to CER Hong Kong the sum of $1,000,000.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, interest payable quarterly.  The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the Loan Agreements.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is for RMB 30,000,000 (approximately $4,500,000).  The funds may be used either as a short term loan or for trade financing and similar purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by each of the Company’s Chief Executive Officer and a director, two of the Company’s subsidiaries, CER Shanghai, Shanghai Engineering and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged the land use right in Yizheng. The Company has drawn RMB 21,000,000 (approximately $3,150,000) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%.  These funds will be used for working capital.

Contractual Obligations

Table Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Investment capital commitments	14,120,000	1,620,000	12,500,000
Operating leases	198,927	198,927	-
Long term loans	4,510,525	3,867,530	642,995
Convertible notes	4,194,756	2,182,691	2,012,065
Purchasing obligations	1,179,728	136,431	1,043,297
Total	24,203,936	8,005,579	16,198,357

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the fiscal year, based on the evaluation of our disclosure controls and procedures as of March 31, 2010, management concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

The Company established certain internal audit functions in the year of 2009 and recruited specific internal audit staff to focus internal controls.

During the first quarter of 2010, the Company continued to establish and test the effectiveness of the relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system. The Company continually seeks to make other changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Some of such changes described above were initially implemented during the first quarter ended March 31, 2010.

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the draw down of the funds under the Convertible Note Agreement in May 2009, equal to $5,000,000, the Company may have to issue up to 2,777,777 shares of common stock to the lender upon conversion of the principal amount, which carries a conversion rate of $1.80, subject to adjustment. In connection with the loan, the Company issued a transferable warrant on May 21, 2009 to the lender, to purchase up to 1,388,889 shares of common stock, at an exercise price of $1.80, exercisable for five years.  The note, the warrants and the underlying shares were issued to an accredited entity, pursuant to Section 4(2) of the Securities Act.

Item 3 Defaults upon Senior Securities

None

Item 4 [Reserved]

Item 5 Other Information

None

Item 6 Exhibits

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

CHINA ENERGY RECOVERY, INC.

March 3, 2011	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer and acting Chief Financial Officer (Principal Financial Officer)