Form 10-Q
period 2010-06-30
China Energy Recovery, Inc.
filed 2011-04-07
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of the registrant's common stock as of February 28, 2011:
30,956,651 shares of Common Stock, $0.001 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2010
(UNAUDITED)

	December 31,	June 30,
	2009	2010

ASSETS

CURRENT ASSETS:
Cash	$2,386,573	$2,172,532
Restricted cash	-	97,815
Notes receivable	411,049	390,191
Accounts receivable, net of allowance for doubtful accounts	6,601,921	8,319,184
Inventories	8,574,775	9,071,009
Other current assets and receivables	892,657	1,050,250
Deferred financial cost - current	674,748	414,515
Deferred tax assets - current	67,276	-
Advances on purchases	4,271,054	4,524,130
Total current assets	23,880,053	26,039,626

NON-CURRENT ASSETS:
Property, plant and equipment, net	758,888	5,149,554
Deferred tax assets	133,758	69,609
Intangible assets	2,439,022	2,446,662
Deferred financial cost	215,623	66,918
Long-term accounts receivable	6,830,615	5,471,373
Total non-current assets	10,377,906	13,204,116
Total Assets	$34,257,959	$39,243,742

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,188,205	$3,835,339
Accrued expenses and other liabilities	1,745,082	1,580,367
Advances from customers	11,226,273	15,018,184
Taxes payable	2,956,476	1,761,541
Short-term bank loans	880,200	-
Convertible note, current	2,023,720	2,341,660
Derivative liability, current	435,500	160,480
Long-term loans ,current	-	3,523,735
Total current liabilities	23,455,456	28,221,306

NON-CURRENT LIABILITIES:
Warrant liability	1,372,947	295,049
Derivative liability	435,500	24,085
Convertible note	1,938,408	2,085,723
Long-term loan-related party	-	1,003,778
Total non-current liabilities	3,746,855	3,408,635
Total Liabilities	27,202,311	31,629,941

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 662,963 and 200,000 shares issued and outstanding as of December 31, 2009 and June 30, 2010, respectively)	626	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,638,720 and 30,883,818 shares issued and outstanding as of December 31, 2009 and June 30, 2010, respectively)	30,639	30,884
Additional paid-in-capital	8,163,224	8,233,925
Accumulated deficit	(1,194,158)	(734,514)
Statutory reserves	132,802	132,802
Accumulated other comprehensive loss	(77,485)	(49,485)
Total shareholders' equity	7,055,648	7, 613,801
Total liabilities and shareholders' equity	$34,257,959	$39,243,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(Restated)		(Restated)

REVENUES	$8,112,868	$7,206,141	$9,422,895	$11,299,919

COST OF REVENUES	(5,868,653)	(6,215,657)	(7,054,320)	(9,691,859)

GROSS PROFIT	2,244,215	990,484	2,368,575	1,608,060

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,319,544)	(1,350,195)	(2,267,931)	(2,506,284)

INCOME/(LOSS) FROM OPERATIONS	924,671	(359,711)	100,644	(898,224)

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	724,934	559,412	551,067	1,077,898
Change in fair value of derivative liabilities	-	507,405	-	818,905
Non-operating (expense)/income, net	(8,400)	242,643	(78,138)	971,356
Interest expenses, net	(86,891)	(644,773)	(85,697)	(1,309,141)
Total other income, net	629,643	664,687	387,232	1,559,018

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,554,314	304,976	487,876	660,794

PROVISION FOR INCOME TAXES	(230,558)	(33,911)	(148,282)	(201,150)

NET INCOME	1,323,756	271,065	339,594	459,644

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	(73)	18,568	29,053	28,000

COMPREHENSIVE INCOME	$1,323,683	$289,633	$368,647	$487,644
EARNINGS PER SHARE:
Basic	0.044	0.009	$0.011	$0.015
Diluted	0.044	0.009	$0.011	$0.015
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,936,405	30,883,916	29,928,320	30,809,439
Diluted	29,936,405	30,883,916	29,928,320	30,809,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficit	loss	Total
BALANCE, at January 1, 2009, as restated	714,963	$715	29,912,573	$29,913	7,534,015	132,802	(307,678)	(106,637)	7,283,130

Common stock for consulting services	-	-	700,000	700	839,300	-	-	-	840,000
Change of convertible rate	-	(37)	-	-	37	-	-	-	-
Stock based compensation	-	-	-	-	221,816	-	-	-	221,816
Conversion of preferred stock	(52,000)	(52)	26,147	26	26	-	-	-	-
Deferred tax liability due to discount unconvertible notes	-	-	-	-	(431,970)	-	-	-	(431,970)
Net loss	-	-	-	-	-	-	(886,480)	-	(886,480)
Foreign currency translation gain	-	-	-	-	-	-	-	29,152	29,152

BALANCE, at December 31, 2009	662,963	626	30,638,720	30,639	8,163,224	132,802	(1,194,158)	(77,485)	7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	70,509	-	-	-	70,509
Net income	-	-	-	-	-	-	459,644	-	459,644
Foreign currency translation gain	-	-	-	-	-	-	-	28,000	28,000

BALANCE, at June 30, 2010	200,000	189	30,883,818	30,884	8,233,925	132,802	(734,514)	(49,485)	7,613,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2010
(UNAUDITED)

	Six months ended June 30,
	2009	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$339,594	$459,644
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	89,479	136,908
Change in allowance for doubtful accounts	43,971	-
Stock based compensation	77,838	70,509
Change in fair value of warrants	(551,067)	(1,077,898)
Change in fair value of derivative liabilities	-	(818,905)
Accretion of interest on the convertible note and long term loan	-	686,753
Amortization of deferred financing cost	88,603	204,469
Capitalized interest expenses	-	(41,213)
Deferred tax expense	47,674	131,425
Notes receivable	90,722	20,858
Accounts receivable	(2,185,726)	(1,717,263)
Inventories	516,171	(496,234)
Other current assets and receivables	(485,234)	(157,594)
Advances on inventory purchases	(3,307,129)	(890,392)
Long term accounts receivable	102,690	1,359,242
Accounts payable	(243,558)	(824,854)
Other payables and accrued liabilities	218,556	(164,715)
Customer deposits	661,180	3,791,911
Salary payable	32,921	-
Taxes payable	(150,899)	(1,194,935)
Effects of exchange rate change in operating activities	24,969	28,446
Net cash used in operating activities	(4,589,245)	(493,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(151,890)	(3,342,956)
Purchase intangible assets (purchased software)	-	(41,741)
Restricted cash	110,357	(97,815)
Net cash used in investing activities	(41,533)	(3,482,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from long term loans	-	5,003,778
Principal payment of short term bank loans and long term loans	(381,420)	(1,241,023)
Net cash provided by (used in) financing activities	(381,420)	3,762,755

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,739	(446)

DECREASE IN CASH	(5,010,459)	(214,041)

CASH, beginning	$6,136,403	$2,386,573

CASH, ending	$1,125,944	$2,172,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	-	53,388
Cash paid during the year for interest	2,055	448,660

Supplemental schedule of non-cash investing and financing activities:
Accounts payable relating to purchase of property, plant and equipment	-	471,988

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

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the quarterly payment is allocated between the lease and non-lease deliverables based on their fair values.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period.

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

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Environmental and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr. Qinghuan Wu, Shanghai Environmental's sole shareholder has assigned his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr. Qinghuan Wu have granted Hi-tech the exclusive right and option to acquire all of Mr. Wu’s equity interest in Shanghai Environmental. Further, Mr. Wu has pledged all of his rights, title and interests in Shanghai Environmental. Shanghai Environmental was dissolved on June 12, 2010 and the registered capital had been transferred to Shanghai Engineering in 2010.

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

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated in Shanghai by CER Hong Kong. CER Shanghai’s registered capital is $5,000,000. As of June 30, 2010, CER Hong Kong has contributed approximately $3,380,000 capital in CER shanghai, and the remaining balance was injected on November 4, 2010. CER Shanghai is mainly engaged in the development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

CER Energy Recovery (Yangzhou) Co., Ltd. (“CER Yangzhou”) was incorporated on August 28, 2009 in Yangzhou by CER Hong Kong. CER Yangzhou’s registered capital is $20,000,000 and the contributed capital was approximately $10,500,000 as of December 31, 2010. CER Yangzhou is mainly engaged in the development and manufacturing of waste heat recovery systems and other related energy efficiency equipment.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, CER Yangzhou, and Shanghai Environmental, are collectively hereinafter referred to as the “Group”.

Note 2 Restatement of Consolidated Financial Statements for three and six months ended June 30, 2009

Consolidated Statements of Income and other comprehensive income/ (loss) Impact:

The following table sets forth the effects of the restatement and reclassification adjustments on the Company’s consolidated statements of income and other comprehensive income /(loss):

	Three months ended June 30, 2009
	Previously
	Reported	Adjustments	Restated

REVENUES(note(a))	$7,615,485	$497,383	$8,112,868

COST OF REVENUES(note(b))	(6,045,117)	176,464	(5,868,653)

GROSS PROFIT	1,570,368	673,847	2,244,215

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(note(c))	(1,815,930)	496,386	(1,319,544)

(LOSS)/INCOME FROM OPERATIONS	(245,562)	1,170,233	924,671

OTHER INCOME (EXPENSE), NET:
Change in fair value of warrants(note(d))	1,301,087	(576,153)	724,934
Non-operating expense, net(note(e))	(124,606)	116,206	(8,400)
Interest income (expenses), net (note(f))	1,712	(88,603)	(86,891)
Total other income (expense), net	1,178,193	(548,550)	629,643

INCOME FROM OPERATIONS BEFORE INCOME TAXES	932,631	621,683	1,554,314

PROVISION FOR INCOME TAXES (note(g))	(91,523)	(139,035)	(230,558)

NET INCOME	841,108	482,648	1,323,756

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	(73)	-	(73)
COMPREHENSIVE INCOME	$841,035	$482,648	$1,323,683

EARNINGS PER COMMON SHARE:
Basic and diluted(note(h))	$0.028	0.016	0.044

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,936,493	(88)	29,936,405
Diluted	30,287,473	(351,068)	29,936,405

(a)
The restated revenues increased by $497,383 because the Company recognized retainage of $497,383 as revenue for the three months ended June 30, 2009, since the recoverability could be reasonably assured.

(b)	The restated cost of revenues decreased by $176,464, representing overcharges of certain costs and sales tax of $135,354 and $41,110, respectively.

(c)
The restated selling, general and administrative expenses decreased by $496,386, representing overcharged stock based compensation of $393,887 and allowance of doubtful accounts of $194,750 for the three months ended June 30, 2009, offset by undercharge of salary payable of $16,467 and rental expenses of $75,784.

(d)	The restated change in fair value of warrants decreased by $576,153, representing the value of warrants which were previously underestimated.

(e)	The restated non-operating expense decreased by $116,206, representing an overcharged $27,603 in amortized expense and a reclassification of $88,603 from non-operating expenses to interest expense.

(f)	The restated interest expense increased by $88,603, representing a reclassification of financial expense of warrants related to convertible notes.

(g)	The adjustment to income tax expense has been calculated based on the above adjustments.

(h)	The number of weighted average common shares has been adjusted to correct a computational difference in the previously disclosed balance.

	Six months ended June 30, 2009
	Previously
	Reported	Adjustments	Restated

REVENUES(note(a))	$8,877,733	$545,162	$9,422,895

COST OFREVENUES(note(b))	(7,245,472)	191,152	(7,054,320)

GROSS PROFIT	1,632,261	736,314	2,368,575

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(note(c))	(3,356,521)	1,088,590	(2,267,931)

(LOSS)/ INCOME FROM OPERATIONS	(1,724,260)	1,824,904	100,644

OTHER INCOME (EXPENSE), NET:
Change in fair value of warrants(note(d))	1,167,279	(616,212)	551,067
Non-operating expense, net(note(e))	(150,519)	72,381	(78,138)
Interest income(expenses), net (note(f))	2,906	(88,603)	(85,697)
Total other income (expense), net	1,019,666	(632,434)	387,232

(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(704,594)	1,192,470	487,876

BENEFIT/(PROVISION) FOR INCOME TAXES(note(g))	75,492	(223,774)	(148,282)

NET(LOSS)/INCOME	(629,102)	968,696	339,594

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,053	-	29,053
COMPREHENSIVE (LOSS)/INCOME	$(600,049)	$968,696	$368,647

(LOSS)/ EARNINGS PER COMMON SHARE:
Basic and diluted(note(h))	$(0.020)	0.031	0.011

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	29,928,284	36	29,928,320

(a)
The restated revenues increased by $545,162 because the Company recognized retainage of $545,162 as revenue for the six months ended June 30, 2009, since the recoverability could be reasonably assured.

(b)	The restated cost of revenues decreased by $191,152, representing overcharges of certain costs and sales tax of $152,923 and $38,229, respectively.

(c)
The restated selling, general and administrative expenses decreased by $1,088,590, representing overcharged stock based compensation of $755,172 and allowance of doubtful accounts of $483,670 for the six months ended June 30,2009, offset by undercharge of salary payable of $32,921 and rental expenses of $117,331.

(d)	The restated change in fair value of warrants decreased by $616,212, representing the value of warrants which were previously underestimated.

(e)
The restated non-operating expense decreased by $72,381, representing a $43,846 undercharge of expense between Si Fang and Shanghai Engineering, overcharged $27,624 in amortized expense and a reclassification of $88,603 from non-operating expenses to interest expense.

(f)	The restated interest expense increased by $88,603, representing a reclassification of financial expense of warrants related to convertible notes.

(g)	The adjustment to income tax expense has been calculated based on the above adjustments.

(h)	The number of weighted average common shares has been adjusted to correct a computational difference in the previously disclosed balance.

Consolidated Statement of Cash Flows Impact:

The following table presents selected unaudited consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, for the six months ended June 30, 2009:

		Six months ended June 30, 2009
	Previously Reported	Adjustments		Restated
Net cash used in operating activities	$(4,588,269)	$(976	)(1)	$(4,589,245)
Net cash used in investing activities	(153,657)	112,124	(1)	(41,533)
Net cash used in financing activities	(274,438)	(106,982)		(381,420)
Effects of exchange rate change in cash	$5,905	$(4,166)		$1,739

(1) Included in the adjustments is a revision to restricted cash in the unaudited Consolidated Statements of Cash Flows for the six month ended June 30, 2009. The Company revised the net change in restricted cash during the first half of 2009 from operating activities to investing activities because of a contractual requirement to maintain a certain amount of cash on deposit with a bank to support the completion of projects. Since the restricted cash is deposited in a bank account for specific purposes, such activity is deemed to be an investing activity and as a result, net cash used in operating activities have been increased by $110,357 and net cash used in investing has decreased accordingly. The revision had no effect on previously reported results of operations or accumulated deficit.

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

(b) Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of property, plant and equipment, allowance for doubtful accounts, deferred tax assets and the completion percentage of the construction contracts. Actual results could differ from those estimates.

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

For the three months ended June 30, 2009 and 2010, the Company’s five top customers accounted for 99% and 91% of the Company's sales, respectively. For the six months ended June 30, 2009 and 2010, the Company’s five top customers accounted for 86% and 78% of the Company's sales, respectively.  Receivables from the five top customers were 28% and 5% of total accounts receivable ended June 30, 2009 and 2010, respectively.

For the three months ended June 30, 2009 and 2010, five top suppliers accounted for approximately 30% and 50% of the Company's purchases of raw materials, respectively. For the six months ended June 30, 2009 and 2010, five top suppliers accounted for approximately 36% and 36% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were about 15% and 2.3% of total accounts payable ended June 30, 2009 and 2010, respectively.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou,, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2009 and 2010, foreign currency translation loss amounted to $73 and income amounted to $18,568, respectively. For the six months ended June 30, 2009 and 2010, foreign currency translation income amounted to $29,053 and $28,000, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $77,485and $49,485 as of December 31, 2009 and June 30, 2010, respectively. The balance sheet accounts with the exception of equity at December 31, 2009 and June 30, 2010 were translated at RMB6.82 to $1.00 and RMB 6.81 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2009 and 2010 were RMB6.82 to $1.00 and RMB6.82 to $1.00, respectively. For the six months ended June 30, 2009 and 2010, the average translation rates were RMB6.82 to $1.00 and RMB6.82 to $1.00, respectively.

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

Allowance for doubtful account, December 31, 2008	$251,458
Addition	337,383
Translation adjustment	207
Allowance for doubtful account, December 31, 2009	$589,048
Addition	-
Translation adjustment	683
Allowance for doubtful accounts, June 30, 2010	$589,731

Accounts receivables which are expected to be collected after twelve months are reclassified as long-term accounts receivables. The Company reserved a provision for account receivable balances based on the nature of the business and accounts receivable collection history (further discussed in Note 4).

(h) Inventories

Inventories comprised raw materials, work in progress and finished goods and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale. Management reviews inventories for obsolescence or cost in excess of market value periodically. The obsolescence, if any, is recorded as a reserve against the inventory. The cost in excess of market value is written off and recorded as cost of revenues.

(i) Advances on purchase

Advances on purchases are monies advanced to outside vendors for inventory purchases and property, plant and equipment purchases. This amount is refundable and bears no interest.

(j) Property, plant and equipment, net

Property, plant and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are charged to operations as incurred, while renewals and betterments are capitalized.

Management established a 5% residual value for property, plant and equipment. The estimated useful lives of the equipment are as follows:

Plant	20 years
Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the statement of operations. There were no disposal of assets during the three and six months ended June 30, 2009 and 2010.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairment of long lived assets recognized for the three and six months ended June 30, 2009 and 2010.

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

(q) Shipping and handling

Shipping and handling costs are included in selling, general and administrative expenses which totaled $255,463 and $66,073 for the three months period ended June 30, 2009 and 2010, respectively; $263,077 and $109,916 for the six months period ended June 30, 2009 and 2010, respectively.

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

Revenue by the above categories for three and six months ended June 30, 2009 and 2010 are summarized as follows:

	Three months ended June 30,
	2009	2010
Revenue:
Product	$5,991,442	$1,579,813
EPC contracts	2,121,426	5,626,328
Totals	$8,112,868	$7,206,141

	Six months ended June 30,
	2009	2010
Revenue:
Product	$7,301,469	$2,990,306
EPC contracts	2,121,426	8,309,613
Totals	$9,422,895	$11,299,919

In providing design services, the Company designs energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage the Company to manufacture the designed system or choose to present the Company's drawings to other manufacturers for manufacturing and installation. There were no services revenue for the three and six months ended June 30, 2009 and 2010. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system and the Company is involved throughout the entire process from design to installation.

Sales of the Company's energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, the Company ships the products to its customers in their entirety in one batch.  The Company’s arrangement also includes a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 12-18 months). The Company generally recognizes revenues including retainage from product sales when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the customer; (ii) products are shipped; (iii) title and risk of ownership have passed to the customer, which generally occurs at the time of delivery; (iv) the customer accepts the products upon quality inspection performed by them; (v) the purchase price is agreed to between the Company and the customer; and (vi) collectability is reasonably assured. Net revenues represent the invoiced value of products, less returns and discounts, and net of value-added tax.

The Company recognizes revenues from design services when the services are provided, the design drawings are delivered, invoices are issued and collectability is reasonably assured. The Company generally delivers the drawings in one batch.

In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts, and long-term construction-type contracts, the company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which the Company recognizes the revenue.

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

Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, convertible notes, accrued liabilities and other payables. As of December 31, 2009 and June 30, 2010, the carrying values of these assets and liabilities approximated their fair values.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and June 30, 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the Company’s financial liabilities classified as Level 3 as of June 30, 2010 and December 31, 2009.

		Balance as of June 30, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$160,480			$160,480
Derivative liability (Note 14)	$24,085	-	-	$24,085
Warrant liability (Note 14)	$295,049	-	-	$295,049

		Balance as of December 31, 2009
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$435,500			$435,500
Derivative liability (Note 14)	$435,500	-	-	$435,500
Warrant liability (Note 14)	$1,372,947	-	-	$1,372,947

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009 and for the six months ended June 30, 2010 were as follows:

Balance at January1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 14)	1,387,912
Derivative liability at issuance of convertible notes (Note 14)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	2,243,947
Derivative liability at issuance of long term loan (Note 9)	132,470
Change in fair value of warrant liability recognized in earnings	(1,077,898)
Change in fair value of derivative liabilities recognized in earnings	(818,905)
Balance at June 30, 2010	$479,614

(t) Segment reporting

The Group has adopted ASC 280, Segment Reporting, for its Segment reporting. The Group mainly operates in China and measures its business as a single segment.

(u) Recent accounting pronouncements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of the updated guidance does not have a material impact on its consolidated financial position, results of operations and cash flows.

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

Note 4 – Accounts Receivable

(a)	Accounts Receivable

	December 31,	June 30,
	2009	2010
Current accounts receivable	$6,601,921	$8,319,184
Subtract: Allowance for doubtful accounts	-	-
Current accounts receivable, net	$6,601,921	$8,319,184

The Company reclassified accounts receivable which are expected to be collected after one year as long- term assets.

Current receivables also consisted of revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.  As of December 31, 2009 and June 30, 2010, the revenue recognized in excess of amounts billed amounted to approximately $2,382,315 and $2,264,736, respectively.

(b)	Long-term Accounts Receivable

	December 31,	June 30,
	2009	2010
Long-term accounts receivable	$7,419,663	$6,061,104
Subtract: Allowance for doubtful accounts	(589,048)	(589,731)
Long-term accounts receivable, net	$6,830,615	$5,471,373

Long-term accounts receivable consisted of receivables relating to revenue recognized in excess of amounts billed of approximately $ 6,220,710 and $5,471,373as of December 31, 2009 and June 30, 2010, respectively.

Note 5 – Inventories

As of December 31, 2009 and June 30, 2010, inventories consist of the following:

	December 31,	June 30,
	2009	2010
Raw materials	$1,539,322	$1,708,368
Work in progress	6,988,199	7,312,634
Finished goods	47,254	50,007
Total inventories	$8,574,775	$9,071,009

For the three and six months ended June 30, 2009 and 2010, management determined that no additional provisions to inventory balances were required.

Note 6 – Property, plant and equipment, Net

As of December 31, 2009 and June 30, June 30, 2010, property, plant and equipment consist of the following:

	December 31,	June 30,
	2009	2010
Machinery equipment	$626,485	$641,558
Transportation equipment	270,419	326,350
Office equipment	431,905	450,637
Construction in progress	-	4,403,737
Subtotal	1,328,809	5,822,282
Accumulated depreciation	(569,921)	(672,728)
Property, plant and equipment, net	$758,888	$5,149,554

Depreciation expense for the three months ended June 30, 2009 and 2010 was $46,917 and $57,284, respectively. Depreciation expense for the six months ended June 30, 2009 and 2010 was $89,479 and $102,807, respectively.

Note 7 – Intangible Assets

Intangible assets mainly represent purchase for usage of a parcel of land in Yangzhou where the manufacturing plant is located.  The Company has obtained the legal usage title of the land in November 2009.  The land use right is recorded at cost of $2,438,632 and is amortized over the lease term of 50 years starting from November 2009 when it was acquired.  The amortization expense recorded for the three and six months ended June 30, 2010 amounted to $13,700 and $34,101, respectively. The remaining balance represents the net value of purchased software.

Note 8 – Short Term Bank Loans

On September 1, 2009, the Company borrowed $880,200 in a short-term loan from one bank in China which matures on August 31, 2010 with a 5.841% annual interest rate. The bank loan was collateralized by Shanghai Engineering’s leased office space, which is owned jointly by Mr. Qinghuan Wu and his son. The full amount of $880,200 was repaid on January 5, 2010.

Interest expenses of short-term bank loans for the three months ended June 30, 2009 and 2010 was both $0. Interest expenses of short-term bank loans for the six months ended June 30, 2009 and 2010 was $2,055 (which included interest expense for a short term loan undertaken in fiscal 2008 and which was repaid in early 2009) and $1,571, respectively.

Note 9 – Long Term Loans

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”) entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000. The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%.  The loan repayments are to be made three times a year starting May 15, 2010, and are fully amortizing, such that the principal and interest will be fully repaid at maturity. The Company will pay the sum of $566,023 at the end of every four calendar months, commencing May 15, 2010. The Company has entered into other agreements to provide that moneys due from a certain sale and service contract and related guarantee will be directed to pay the amounts due under the Loan Agreements, with the balance paid to the Company or its affiliates. The loan agreement between the lender and the Company and related agreements have been registered with State Administration of Foreign Exchange (SAFE) for the inflow of funds and the repayment of the loan obligations. The loans may be prepaid at any time with a premium of 1.25% of the principal amount being paid. The Loan Agreements provide for the typical events of default, including a cross default clause, and the Company has made various representations and given various covenants to the lenders as are typical of such arrangements.

As a guarantor of the payments under the Loan Agreements, Mr. Qinghuan Wu, has pledged 8,000,006 shares for the repayment of the obligations under the Loan Agreements.

As a result of the Company not filing its annual and quarterly reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, the Company was in violation of various loan covenants and default terms with respect its obligation to file SEC reports and comply with applicable laws under the terms of the Loan Agreements. The violation of the covenants and default permit the note holders to accelerate the repayment of the full amount of the principal and interest due on the loan. To date, the lenders have not delivered any notice of acceleration and have not indicated that they intend to give such a notice. One of the lenders representing $2,000,000 in principal amount of the loans provided to the Company on November 1, 2010, a waiver of the covenant and default terms and also provided the Company sufficient time to make the necessary past due filings, before a covenant violation or default would result again concerning these issues.

 According to the loan agreement provisions, as an additional inducement to the Lender to make the Loan, CER will issue to the Lender or its designee, on each date that an amount of principal of the Loan is paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) is less than RMB 6.8271(the agreed upon exchange rate on the date of the making of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date will be converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which will represent that number of shares to be issued to the Lender as of such date, in restricted stock. As of June 30, 2010, the derivative liabilities amounted to $136,394. The change in fair value loss of the derivative liability of $3,924 was recorded in the consolidated statements of operations for the three and six months ended June 30, 2010. The interest expenses recognized for accretion to the redemption value of the long term loan was $17,029 for the three and six months ended June 30, 2010.

Since the lenders have right to request early repayment, thus the long term loans and the derivative liabilities were reclassified to current liabilities as of June 30, 2010.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”),a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new plant being built in China.  The loan bears interest at the annual rate of 9.5%, and is unsecured; the Company will pay the interest of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the Loan Agreements.

Note 10 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note are for the construction of a new plant located in China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the three months ended June 30, 2010, interest expenses of $555,846 was incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Commitment Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of this Convertible Note divided by the conversion price of $1.80. In connection with these Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock, which provides for voting rights and directorships in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

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

As of June 30, 2010, approximately 50% of the Convertible Notes are classified as a current liability, while the remaining 50% is classified as long-term liability. The embedded conversion feature is accounted for as a derivative liability separately in the balance sheet in accordance with ASC 815, Derivatives and Hedging, because the conversion price is denominated in US dollars, which is a currency other than the Company’s functional currency.  Approximately 50% of the derivative liability is classified as a current liability while the other 50% is classified as a long-term liability based on the timing of the cash flows derived from the Convertible Notes.  The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using the interest method. The change in fair value of the derivative liability of $ 511,329 and $822,829 was recorded in the consolidated statements of operations for the three and six months ended June 30, 2010, respectively. The interest expenses recognized for accretion to the redemption value of the Convertible Notes was $232,627 and $465,255 for the three and six months ended June 30, 2010, respectively.

 The grant value of the warrants issued in conjunction with the Convertible Note was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three and six months ended June 30, 2010, $204,469 and $408,938 of deferred financing cost was amortized and charged to financial expenses.  The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the Commitment Warrant is denominated in US dollars, which is a currency other than the Company’s functional currency.  Changes in fair value of the Commitment Warrants (Note 14) for the six months ended June 30, 2010 was recorded in the consolidated statements of operations.

Note 11 – Taxation

USA
CER was subject to U.S. income tax at a rate of 34% on their assessable profits. No such profit tax has been provided as the Group did not have any assessable profit that was earned in or derived from U.S. during the years presented.

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

	Three months ended June 30,
	2009 (Restated)	2010
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(14.40)%	6.21%
Permanent difference	(15.84)%	(105.36)%
Allowance for deferred income tax assets	11.07%	76.27%
Effective CIT rate	14.83%	11.12%

	Six months ended June 30,
	2009 (Restated)	2010
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(20.54)%	(0.18)%
Permanent difference	(37.69)%	(90.89)%
Allowance for deferred income tax assets	54.62%	87.51%
Effective CIT rate	30.39%	30.44%

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	June 30,
	2009	2010

Deferred tax assets, current:
Rental expenses	67,276	-

Deferred tax assets, non-current:
Tax loss carry forwards	2,178,667	2,573,694
-Allowance for doubtful accounts and provision for inventory	130,192	130,342
Valuation allowance	(1,822,225)	(2,400,487)
	486,634	303,549
Total deferred tax assets	553,910	303,549

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(352,876)	(233,940)
Total deferred tax liabilities	(352,876)	(233,940)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	June 30,
	2009	2010

Deferred tax assets, current, net	67,276	-
Deferred tax assets, non-current net	133,758	69,609
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profit of non-US subsidiaries as of December 31, 2009 and June 30, 2010 were approximately $1,059,500 (RMB 7,844,000) and $860,901 (RMB 6,490,386), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made. No dividend was declared out of the cumulative retained earnings as of December 31, 2009 and June 30, 2010.

No provision for taxation has been made for CER Hong Kong for the three and six months ended June 30, 2009 and 2010, as the subsidiary did not generate any taxable profits during the periods.

	Three months ended June 30,
	2009 (Restated)	2010
US income tax benefit	$-	$-
HK income tax expense	-	-
PRC income tax expense	230,558	33,911
Total provision for income taxes expense	$230,558	$33,911

	Six months ended June 30,
	2009 (Restated)	2010
US income tax benefit	$-	$-
HK income tax expense	-	-
PRC income tax expense	148,282	201,150
Total provision for income taxes expense	$148,282	$201,150

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for six months ended June 30, 2009 and 2010. The net operating loss carry forwards for the U.S. income tax purposes is approximately $3,599,673 and $6,266,125 as of June 30, 2009 and 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. In the year ended 31 December 2009, the Company accrued deferred tax liability due to convertible note of $431,970 of which the balance as of December 31, 2009 and June 30, 2010 was $352,876 and $233,940 respectively. Therefore the Company offset equivalent deferred tax asset and deferred tax liability. Except for the above mentioned deferred tax asset, the Company has provided a 100% valuation allowance of deferred tax asset at December 31, 2009 and June 30 2010. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The valuation allowances as of December 31, 2009 and June 30, 2010 were as follows:

Balance of December 31, 2008	1,173,146
Increase	649,079
Balance of December 31, 2009	$1,822,225
Increase	578,262
Balance of June 30, 2010	$2,400,487

Note 12 –Earnings/(Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share”. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings(losses) per share excludes dilution and is computed by dividing net income(loss) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2010:

	Three months ended June 30,
	2009	2010
	(Restated)
Numerator:
Net income for the period	1,323,756	271,065
Amount allocated to preferred stockholders	(14,966)	(927)
Net income available to common stock holders – Basic	1,308,790	270,138
Denominator:
Denominator for basic earnings per share -weighted average common stock outstanding	29,936,405	30,883,916
Dilutive effect of series A preferred shares	-	-
Denominator for diluted earnings per share	29,936,405	30,883,916
Basic earnings per share	0.044	0.009
Diluted earnings per share	0.044	0.009

	Six months ended June 30,
	2009	2010
	(Restated)
Numerator:
Net income for the period	339,594	459,644
Amount allocated to preferred stockholders	(3,882)	(2,677)
Net income available to common stock holders – Basic and diluted	335,712	456,967
Denominator:
Denominator for basic earnings per share -weighted average common stock outstanding	29,928,320	30,809,439
Dilutive effect of series A preferred shares	-	-
Denominator for diluted earnings per share	29,928,320	30,809,439
Basic earnings per share	0.011	0.015
Diluted earnings per share	0.011	0.015

For the three and six months ended June 30, 2009, there was no diluted effect to earnings per share due to the anti-dilutive effect. Warrants to purchase 2,652,194 shares of common stock and options to purchase 298,462 shares of common stock as of June 30, 2009 were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

For the three and six months ended June 30, 2010, there was no diluted effect to earnings per share due to anti-dilutive effect. The potentially dilutive warrants to purchase 3,357,450 shares of common stock and options to purchase 560,000 shares of common stock as of June 30, 2010 were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

Note 13 – Convertible Preferred Stocks

Series A Convertible Preferred Stock

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consisted of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants are exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs of $1,859,902, including commissions, legal fees and transaction expenses were reduced from the proceeds received. The net proceeds were allocated between the Series A convertible preferred stocks and warrants based on their relative fair values. As of the closing date, the fair value of Series A convertible preferred stock is estimated at $1.68 where as the fair value of the warrants is estimated at $0.85.  As a result, an aggregate amount of $5,307,539 was allocated to Series A convertible preferred stocks and $1,336,739 was allocated to the warrants. The fair value of the warrants was initially valued using the binomial model with assumptions such as, stock price, volatility, expected term, dividend, risk-free interest rate, etc.

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

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A convertible preferred stocks shall be entitled to receive the amount of the original issue price per share (as adjusted for the 1-for-2 reverse stock split) for each share of Series A convertible preferred stock, plus all declared and unpaid dividends.

Conversion

Each share of Series A convertible preferred stock is convertible into common stock on a one-for-one basis, anytime at the option of the holder. The current conversion price is $2.16 after taking into effect the 1-for-2 reverse stock split, and the conversion price is subject to adjustment in accordance with the anti-dilution clause.

There were no beneficial conversion feature for the issuance of Series A convertible preferred stocks on the issuance date as the estimated fair value of the common stock is less than the conversion price on the date of issuance.  The Company’s common stock was quoted on the OTCBB and has been publicly traded.  However, with the high volatility and extremely low volume traded during the time when the Company entered into this Financing transaction, the fair value of the Company’s common stock as of April 15, 2008 was determined based on the Company’s estimate relied in part on a valuation report prepared by an  independent valuer. The estimated fair value of the common stock was $1.55 per share.

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

For the three months ended June 30, 2010, there was no Series A convertible preferred stock converted to common stock. For the six months ended June 30, 2010, 462,963 shares of Series A convertible preferred stock were converted to 245,098 shares of common stock.

As of December 31, 2009 and June 30, 2010, the Company had 662,963 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively.

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

Note 14 – Warrant and Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments.  The conversion feature of the Company’s convertible note (described in Note 9), the related warrants and the warrants issued in connection with the Series A convertible preferred stock, do not have fixed settlement provisions because their conversion and exercise prices are denominated in US dollars, which is a currency other than the Company’s functional currency.  Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Convertible Notes was separated from the host contract (i.e. the Convertible Notes) and recognized as a derivative liability in the balance sheet, and the warrants issued in connection with the Convertible Notes and Series A preferred stocks have been recorded as warranty liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair values reported in the consolidated statements of income and other comprehensive income.

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September 29,2009	December 31, 2009	June 30, 2010
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.14%	1.12%
Expected volatility	79.86%	83.32%	71.00%
Expected life (in years)	2.00 years	1.75years	1.25years
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	871,000	48,171

We calculated the derivative liability on exchange rate based on the following key assumptions:

June 30, 2010
Estimated forward rate	6.7760-6.4724
Discount rate	0.47%-1.17%
Discount factor	1-0.97

Fair value	$136,393

Warrants issued in connection with convertible notes;

	May21,2009 (Issuance date)	December 31, 2009	June 30,2010

Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	1.05	0.45
Exercise price	$1.8	1.8	1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	4.39	3.89
Risk-free interest rate	2.15%	2.38%	1.39%
Expected volatility	70%	73%	75%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	666,793	153,105

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2009	June 30, 2010
Number of shares exercisable	1,968,561	1,968,561
Risk-free interest rate	1.81%	0.92%
Expected volatility	79%	84%
Expected life (in years)	3.29 years	2.79 years
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$703,850	$141,944

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

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

The Company used the Black-Scholes Model to value the options at the time they were granted. The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the options at the grant dates:

Grant date Fair value per share	$0.58- $ 1.20
Expected Term(Years)	1.81
Exercise Price	$1.22-$2.90
Expected Volatility	79%-94%
Risk Free Interest Rate	0.84%-1.45%

Since the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

For the three months ended June 30, 2009 and 2010, the Company recognized $38,919 and, $35,256 compensation expenses in the form of options, respectively. For the six months ended June 30, 2009 and 2010, the Company recognized $77,838 and, $70,509 compensation expenses in the form of options, respectively. Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding Options			Exercisable Options
Exercise	Number	Average	Average	Number	Average
price		remaining	exercise		remaining
		contractual	Price		contractual
		Term			term
$1.22	60,000	2.50	$1.22	22,500	2.50
$1.58	500,000	2.25	$1.58	187,500	2.25
Total	560,000			210,000

Following is a summary of the option activity:

Outstanding as of January 1, 2008	-
Granted	335,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	335,000
Granted	560,000
Forfeited	(335,000)
Exercised	-
Outstanding as of December 31, 2009	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	560,000

Vested and exercisable as of June 30, 2010	210,000

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

On December 31, 2009, two of the Company’s independent directors resigned from the Company’s Board of Directors, effective January 1, 2010. The options granted to them on September 18, 2008 to purchase 210,000 shares of the Company’s common stock were forfeited.

Note 16 – Interest Expense

	Three months ended June 30,
	2009	2010
	(Restated)
Interest of convertible notes	-	118,750
Interest of long-term loan	-	172,139
Amortization of deferred financing cost	88,603	204,469
Accretion of convertible notes	-	232,627
Accretion of long term loan	-	17,029
Interest capitalized	-	(38,148)
Interest income from long-term accounts receivable	-	(60,861)
Interest income	(1,712)	(1,232)
Total	$86,891	644,773

	Six months ended June 30,
	2009	2010
	(Restated)
Interest of convertible notes	-	237,717
Interest of long-term loan	-	283,001
Amortization of deferred financing cost	88,603	408,938
Accretion of convertible notes	-	465,255
Accretion of long term loan	-	17,029
Interest of short-term bank loans	2,055	1,571
Interest capitalized	-	(41,213)
Interest income from long-term accounts receivable	-	(60,861)
Interest income	(4,961)	(2,296)
Total	$85,697	1,309,141

Note 17 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the three months ended June 30, 2009 and 2010, the Company incurred $13,149 and $13,201, respectively; for the six months ended June 30, 2009 and 2010, the Company incurred $26,343 and $26,404, respectively, as rental expense to Mr. Qinghuan Wu's son.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new plant being built in China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured; the company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  Shanghai Engineering has subordinated its loan to those under the Loan Agreements.

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

The Company made contributions of $17,709 and $92,962 for employment benefits, including pension payments for the three months ended June 30, 2009 and 2010, respectively. The Company made contributions of $59,569 and $122,760 for employment benefits, including pension payments for the six months ended June 30, 2009 and 2010, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2009, the Company transferred $0, because its China subsidiaries incurred  losses in 2009. Statutory reserve amounted to $132,802 as of December 31, 2009 and June 30, 2010.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $12,718,305 as of June 30, 2010.

Note 20 – Commitments and Contingencies

Capital contribution to CER Shanghai and CER Yangzhou

As described in Note 1, CER Shanghai has registered capital of $5,000,000 of which $3,380,000 has been invested before June 30, 2010; the remaining capital has been injected as of November 4, 2010.  CER Yangzhou has registered capital of $20,000,000 of which $7,500,000 has been invested before June 30, 2010; the remaining capital is scheduled to be injected before August 28, 2011.

Lease and Operation Commitments

According to the renewed and amended Leasing and Operation Agreement (Note 1) entered by Shanghai Engineering and Shanghai Si Fang, for the three months ended June 30, 2009 and 2010, Shanghai Engineering recorded lease payments and the integrated management fees in the amount of $49,405 and $124,500 respectively. For the six months ended June 30, 2009 and 2010, Shanghai Engineering recorded lease payment and the integrated management fees under cost of revenue in the amount of $264,882 and $249,489, respectively.

Minimum future payments under Lease and Operation Agreement are as follow:

	Lease	Non-lease	Total
Six Months ended June 30, 2010	$132,618	117,360	249,978

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated as of March 31 2011, when we move to our new building in Zhangjiang.  For the six months ended June 30, 2009 and 2010, the company incurred $26,343 and $26,404, respectively.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), which is to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments.   Then rental expenses have been recognized on a straight-line basis. CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the above purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009, and has also paid the second year’s rental fee in the amount of $851,525 in February 2010. The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the three months ended June 30, 2009 and 2010, the rental expense was $124,407 and $124,787, respectively. For the six months ended June 30, 2009 and 2010, the rental expense was $166,009 and $249,592, respectively. Management is planning to exercise the option to purchase the building.

The Company has paid all the lease payments under this lease, therefore there is no future lease payment under this lease as of June 30, 2010.

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

Further to support CER’s waste heat recovery system development, the government will provide various preferential policies, including a government research and development grant at $2.44 million, which is recorded as other income, to be available to CER over time.    CER is obligated to establish a foreign investment enterprise for its investment, to meet certain minimum capital levels, to make certain minimum levels of investment in the plant (approximately $293,255, or equivalent to RMB 2 million, per Chinese acre, to be made by August 2011, otherwise either a portion of the land would need to be returned or the deficient investment would need to be made), and to satisfy established construction schedules (i.e., start construction within 6 months upon obtaining the land). If construction does not start in one year, or the area developed would be less than 1/3 of the land, or the investment is less than 1/4 of the proposed investment, or the Company stops the development without approval, then an unused land fee would be imposed and part of the land unused for over 2 years would need to be returned. As of January 2011, the company has met the above-mentioned minimum capital requirements and investments.

Note 21 – Subsequent events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through April 7, 2011, which is the date of the financial statements were issued.

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

On December 31 2010, the Company entered into a loan agreement with the lender (Note 9) to replace and continue the prior lending arrangement which was entered into on March 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interest are due September 29, 2012. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. In the event of a default, the lender would have the right to exercise the rights under the Class B Preferred Stock that was issued in connection with the 2009 loan, which will continue with respect to the new loan. The lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantee of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company and the principal officer of the Company pledged 8,000,006 shares for the repayment of the principal due under the loan agreement.  The pledge will only take effect when the shares are released from the current pledge under another loan entered into by the Company.  Additionally, since the loan is fixed in United States dollars, the lender will receive compensation for the value of the difference in the Renminbi/US Dollar exchange rate between September 29, 2011, and the payment date, provided the Renminbi exchange rate increases against the US dollar, times the amount of being paid.

On March 30, 2011, CER Shanghai entered into a purchase contract for commercial building with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. According to the results of a measuring firm certified by the Shanghai Municipal Housing, Land and Resources Administration Bureau, the total area is 2,617.34 square meters, comprising an internal floor area of 2,373.61 square meters and public shared area of 243.73 square meters, with an internal storey height of 3.9 meters. The total purchase price is $7,392,770 (RMB 48,486,224), which represents the price of the building and related land use right. CER Shanghai paid cash of $1,174,226 (RMB 7,698,697) and bank acceptance of $ 747,361 (RMB 4,900,000) on March 31, 2011. The maturity date of the bank acceptance shall be no later than October 10, 2011. The remaining payment will be made within 10 working days after March 30, 2011, by means of cash or bank acceptance according to the contract.

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

Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, convertible notes, accrued liabilities and other payables. As of December 31, 2009 and June 30, 2010, the carrying values of these assets and liabilities approximated their fair values.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and June 30, 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of June 30, 2010.

		Balance as of June 30, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$160,480			$160,480
Derivative liability (Note 14)	$24,085	-	-	$24,085
Warrant liability (Note 14)	$295,049	-	-	$295,049

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009and for the six months ended June 30, 2010 were as follows:

Balance at January1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 14)	1,387,912
Derivative liability at issuance of convertible notes (Note 14)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	$2,243,947
Derivative liability at issuance of long term loan (Note 9)	132,470
Change in fair value of warrant liability recognized in earnings	(1,077,898)
Change in fair value of derivative liabilities recognized in earnings	(818,905)
Balance at June 30, 2010	$479,614

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

Revenue by the above categories for three and six months ended June 30, 2009 and 2010 are summarized as follows:

	Three months ended June 30,
	2009	2010
Revenue:
Product	$5,991,442	$1,579,813
EPC contracts	2,121,426	5,626,328
Totals	$8,112,868	$7,206,141

	Six months ended June 30,
	2009	2010
Revenue:
Product	$7,301,469	$2,990,306
EPC contracts	2,121,426	8,309,613
Totals	$9,422,895	$11,299,919

In providing design services, the Company designs energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage the Company to manufacture the designed system or choose to present the Company's drawings to other manufacturers for manufacturing and installation. There were no service revenue for the three and six months ended June 30, 2009 and 2010. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system and the Company is involved throughout the entire process from design to installation.

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

Classification of Current/Non-Current Receivables

In view of the global economic slowdown, we have reviewed our receivable balances and reassessed each balance and its collectability during the forthcoming 12 months. We have reclassified certain of these outstanding balances to non-current assets where these outstanding balances are expected to be collected after 12 months.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended June 30,
	2009	% of Revenue	2010	% of Revenue

REVENUES	$8,112,868	100.0%	7,206,141	100.0%

COST OF REVENUES	(5,868,653)	(72.3)%	(6,215,657)	(86.3)%

GROSS PROFIT	2,244,215	27.7%	990,484	13.7%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,319,544)	(16.3)%	(1,350,195)	(18.7)%

INCOME/(LOSS) FROM OPERATIONS	924,671	11.4%	(359,711)	(5.0)%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	724,934	8.9%	559,412	7.8%
Change in fair value of derivative liabilities	-	-	507,405	7.0%
Non-operating (expense)/income, net	(8,400)	(0.1)%	242,643	3.4%
Interest expenses, net	(86,891)	(1.1)%	(644,773)	(9.0)%
Total other income, net	629,643	7.7%	664,687	9.2%

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,554,314	19.1%	304,976	4.2%

PROVISION FOR INCOME TAXES	(230,558)	(2.8)%	(33,911)	(0.5)%

NET INCOME	1,323,756	16.3%	271,065	3.7%

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	(73)	0.0%	18,568	0.3%

COMPREHENSIVE INCOME	$1,323,683	16.3%	289,633	4.0%

Revenues Revenue was $7,206,141 for the three months ended June 30, 2010, as compared to $8,112,868 for the three months ended June 30, 2009, a decrease of $906,727 or 11.2%. The decrease is mainly attributable to the decrease in average revenue of products per contract.  The average revenue per contract for products decreased by $1,340,146 from $1,497,982 for the three months ended June 30, 2009 to $157,836 for the same period of 2010.  During the period ended June 30, 2009, we completed and delivered several big products contracts, which contributed to a rather high average revenue. While in the same period of 2010, we did not have such large contracts. In addition, we have increased our focus on EPC contracts, which have a lower margin, but higher revenue and absolute profit. In the second quarter of 2010, we have performed and delivered on five EPC contracts as opposed to only two such contracts in the comparative period of 2009.

An analysis of the revenues is as follows:

	Three months ended June 30,
	2009	2010	Change ($)	Change (%)
Average Revenue per Contract
Products	$1,497,982	$157,836	(1,340,146)	(89.46)%
EPC	1,060,929	1,124,456	63,527	5.99%
Average Revenue per Contract	$2,558,911	1,282,292	(1,276,619)	(49.89)%
Number of Contracts Performed
Products	4	10	6	150%
EPC	2	5	3	150%
Total Number of Contracts Performed	6	15	9	150%

Cost of Revenues. Cost of revenues increased to $6,215,657 for the three months ended June 30, 2010, as compared to $5,868,653 for the three months ended June 30, 2009, an increase of $347,004, or 5.9%. As a percentage of revenues, cost of revenues increased from 72.3% for the three months ended June 30, 2009 to 86.3% for the three months ended June 30, 2010, an increase of 14.0%. The increase is mainly due to greater number of EPC projects in 2010, which usually have a higher cost of revenue, especially with respect to purchase parts. Furthermore, certain EPC contracts for the three months ended June 30, 2010 have a lower margin than those EPC contracts in the corresponding period of 2009.

Gross Profit. Gross profit was $990,484 for the three months ended June 30, 2010, as compared to $2,244,215 for the three months ended June 30, 2009, a decrease of $1,253,731 or 55.9%.  The lower gross profit mainly resulted from the lower margins of EPC projects completed during the three months ended June 30, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses  increased to $1,350,195 for the three months ended June 30, 2010, as compared to $1,319,544 for the three months ended June 30, an increase of $30,651 or 2.3%. Selling, general and administrative expenses, as a percentage of revenue, increased from 16.3% for the three months ended June 30, 2009 to 18.7% for the same period in 2010, an increase of 2.4%. The increase is mainly due to following reasons: firstly, salary expenses increased by $152,193 or 37% for the three months ended June 30, 2010 as compared to the same period of 2009, as a result of the addition of staff and the company-wide gradual salary increases beginning in July 2009. Secondly, the professional fees increased by $74,545 for the three months ended June 30, 2010 as compared to the same period of 2009 because the Company restated its financial statements for the year ended December 31, 2008.

Income/(Loss) from Operations. Loss from operations totaled $359,711 for the three months ended June 30, 2010, as compared to income of $924,671 for the same period in 2009, an absolute decrease of $1,284,382. The decrease is mainly attributable to decrease in revenue and gross profit during the quarter.

Other Income/(Expense). For the three months ended June 30, 2010, the Company generated other income of $664,687 as compared to $629,643 for the three months ended June 30, 2009, a increase of $35,044.  Other income for the period ended June 30, 2010 consisted primary of $1,066,817 resulting from a change in fair value of warrants and derivative liabilities, and $242,643 of non-operating income, offset by $644,773 in interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The change in fair value of warrants decreased by $165,522 mainly due to the decrease of the Company’s stock price for the three months ended June 30, 2010 being lower than that during the corresponding period of 2009. The $507,405 of income from change in fair value of derivative liabilities is mainly due to the decrease of the Company’s stock price since those securities were issued.

Non-operating Income(expense), net. Non-operating income for the three months ended June 30, 2010 mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park. There was no such subsidy income for the same period in prior year.

Interest Expense. Interest expenses were $ 644,773 for the three months ended June 30, 2010, as compared to $86,891 for the three months ended June 30, 2009, an increase of $557,882. This change is mainly due to interest expenses of $118,750 incurred in connection with the issuance of convertible notes, $151,206 incurred in connection with a $4,000,000 loan and of $20,933 for a $1,000,000 loan of which $38,148 were offset as capitalized interest. In addition, the Company accrued interest of $249,656 on its convertible notes and amortization of deferred financial cost of $204,469, which was also charged as financial expenses, offset by interest income from long-term accounts receivables of $60,861.

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to an enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended June 30, 2010, the Company incurred $33,911 of income tax provision, as compared to income tax provision of $230,558 for the three months ended June 30, 2009, a decrease of $196,647. The increase in income tax provision mainly resulted from increasing profit before tax the company realized in the period.

Net Income. Net income was $271,065 for the three months ended June 30, 2010, as compared to net income of $1,323,756 for the three months ended June 30, 2009, an absolute decrease of $1,052,691. It is mainly due to lower revenue and gross profit during the quarter.

Comparison of Six Months Ended June 30, 2009 and June 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six months ended June 30,
	2009	% of Revenue	2010	% of Revenue

REVENUES	$9,422,895	100.0%	11,299,919	100.0%

COST OF REVENUES	(7,054,320)	(74.9)%	(9,691,859)	(85.8)%

GROSS PROFIT	2,368,575	25.1%	1,608,060	14.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,267,931)	(24.1)%	(2,506,284)	(22.2)%

INCOME/(LOSS) FROM OPERATIONS	100,644	1.1%	(898,224)	(7.9)%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	551,067	5.8%	1,077,898	9.5%
Change in fair value of derivative liabilities	-	-	818,905	7.2%
Non-operating (expenses)/income, net	(78,138)	(0.8)%	971,356	8.6%
Interest expenses, net	(85,697)	(0.9)%	(1,309,141)	(11.6)%
Total other income, net	387,232	4.1%	1,559,018	13.8%

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	487,876	5.2%	660,794	5.8%

PROVISION FOR INCOME TAXES	(148,282)	(1.6)%	(201,150)	(1.8)%

NET INCOME	339,594	3.6%	459,644	4.1%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,053	0.3%	28,000	0.2%

COMPREHENSIVE INCOME	$368,647	3.9%	487,644	4.3%

Revenues Revenue was $11,299,919 for the six months ended June 30, 2010, as compared to $9,422,895 for the six months ended June 30, 2009, an increase of $1,877,024 or 19.9%. The increase is mainly attributable to the increase in the number of EPC projects and average revenue per EPC contract.  The average revenue per EPC contract increased by $323,549 from $1,060,712 for the six months ended June 30, 2009 to $1,384,261 for the same period of 2010. In China, since our customers are facing fierce competition in their respective markets, they have to reduce their selling prices in order to win business from their competition. In addition, the prices of energy, such as coal, petroleum and steam, are increasing after the worldwide economic crisis. Given the increasing costs and reduced selling prices, our customers have to establish factories with larger capacity which can greatly increase efficiencies and reduce costs by saving energy generated during production. And in this area, we are the major market player. Accordingly, since the beginning of the 2010, we have increased our focus on EPC contracts in order to secure our leadership position. EPC revenue has a lower margin, but higher revenue and absolute profit. In the first half of 2010, we have completed six EPC contracts, as opposed to only two such contracts in the comparative period of 2009. The number of product contracts increased from 9 for the six months ended June 30, 2009 to 15 for the same period of 2010, but average revenue per product contracts decreased largely for the six months ended June 30, 2010 as compared to the same period of 2009. This is mainly because our Vessel Work Division was scheduled to be closed by the end of 2010, while our new facility is still under construction in the second quarter, so we had to outsource production on some smaller products to ensure that these projects will be completed before the Vessel Work Division closed at the end of 2010, as well as not missing the order for our clients.

An analysis of the revenues is as follows:

	Six months ended June 30,
	2009	2010	Change ($)	Change (%)
Average Revenue per Contract
Products	$811,274	$199,257	(612,018)	(75.44)%
EPC	1,060,712	1,384,261	323,549	30.50%
Average Revenue per Contract	$1,871,987	1,583,518	(288,469)	(15.41)%
Number of Contracts Completed
Products	9	15	6	67%
EPC	2	6	4	200%
Total Number of Contracts Completed	11	21	10	91%

Cost of Revenues. Cost of revenues increased to $9,691,859 for the six months ended June 30, 2010, as compared to $7,054,320 for the six months ended June 30, 2009, an increase of $2,637,539, or 37.4%. As a percentage of revenues, cost of revenues increased from 74.9% for the six months ended June 30, 2009 to 85.8% for the six months ended June 30, 2010, an increase of 10.9%. The increase is mainly due to the greater number of EPC projects in 2010, which usually have a higher cost of revenue, especially with respect to purchase parts. In addition, for the six months ended 2009, one of the two EPC projects just started and only the design has been finished, which had very little cost. Furthermore, all EPC contracts for the six months ended June 30, 2010 have a lower margin than those EPC contracts in the corresponding period of 2009.

Gross Profit. Gross profit was $1,608,060 for the six months ended June 30, 2010, as compared to $2,368,575 for the six months ended June 30, 2009, a decrease of $760,515 or 32.1%.  The lower gross profit is mainly due to the percentage increase of revenue being less than the percentage increase of cost of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,506,284 for the six months ended June 30, 2010, as compared to $2,267,931 for the six months ended June 30, an increase of $238,353 or 10.5%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 24.1% for the six months ended June 30, 2009 to 22.2% for the same period in 2010, a decrease of 1.9%. The absolute increase is mainly due to following reasons: firstly, salary expenses increased by $190,787 or 25% for the six months ended June 30, 2010 as compared to the same period of 2009, as a result of the addition of staff (with an increase in headcount of approximately 70 employees from 2009 to 2010) and company-wide gradual salary increases beginning in July 2009. Secondly, the consulting fees increased by $77,701 for the six months ended June 30, 2010 as compared to the same period of 2009 because the Company engaged a consulting company which provided financing and marketing advisory services for the last half year of 2009. The increase is offset by a decrease in bad debt expense of $43,986 because management has strengthened controls with respect to accounts receivable.

Income/(Loss) from Operations. Loss from operations totaled $898,224 for the six months ended June 30, 2010, as compared to income of $100,644 for the same period in 2009, an absolute decrease of $998,868. The decrease is mainly attributable to the increase in revenue for the period being less than of the increases of cost of revenues and selling, general and administrative expenses during the period.

Other Income/(Expense). For the six months ended June 30, 2010, the Company generated other income of $1,559,018 as compared to other income of $387,232 for the six months ended June 30, 2009, an increase of $1,171,786.  Other income for the period ended June 30, 2010 consisted of primary of $1,896,803 resulting from a change in fair value of warrants and derivative liabilities, and $971,356 of non-operating income, offset by $1,309,141 in interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The change in fair value of warrants increased by $526,831 mainly due to the decrease of the Company’s stock price for the six months ended June 30, 2010 being more than the decrease during the corresponding period of 2009. The $818,905 of income from change in fair value of derivative liabilities is mainly due to the decrease of the Company’s stock price since those securities were issued.

Non-operating Income (Expenses), net. Non-operating income for the six months ended June 30, 2010 mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park. There were no such subsidy income for the same period in 2009.

Interest Expense. Interest expenses were $1,309,141 for the six months ended June 30, 2010, as compared to $85,697 for the six months ended June 30, 2009, an increase of $1,223,444. This change is mainly due to interest expenses of $237,717 incurred in connection with the issuance of convertible notes, $251,872 incurred in connection with a $4,000,000 loan and $31,129 for a $1,000,000 loan of which $41,213 were offset as capitalized interest. In addition, the Company accretion on the convertible note of $465,255 and amortization of long term deferred financial cost of $408,938were charged as financial expenses, offset by interest income from the long term accounts receivables of $60,861.

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to an enterprise income tax at a statutory rate of 15% as a high technology entity. For the six months ended June 30, 2010, the Company incurred $201,150 of income tax provision, as compared to income tax provision of $148,282 for the six months ended June 30, 2009, an increase of $52,868. The increase in income tax provision mainly resulted from the increased profit before tax the Company realized in the period.

Net Income. Net income was $459,644 for the six months ended June 30, 2010, as compared to net income of $339,594 for the six months ended June 30, 2009, an absolute increase of $120,050. It is the net result of loss from operation and interest expense that is offset by higher subsidy income and a $1,345,736 increase in changes in the fair value of warrants and derivative liabilities.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six months ended June 30,
	2009	2010
	(Restated)
Net cash used in operating activities	$(4,589,245)	(493,838)
Net cash used in investing activities	(41,533)	(3,482,512)
Net cash (used in) / provided by financing activities	(381,420)	3,762,755
Effects of exchange rate change in cash	1,739	(446)
Decrease in cash	(5,010,459)	(214,041)
Cash, beginning	6,136,403	2,386,573
Cash, ending	$1,125,944	2,172,532

Operating Activities

Net cash used in operating activities was $493,838 for the six months ended June 30, 2010 compared with net cash used in operating activities of $4,589,245 for the six months ended June 30, 2009. The decrease of cash used in operating activities was due to the Company receiving more advance deposits from customers in 2010 than in 2009, mainly resulting from the increase of EPC contracts for sale of finish goods and provision of services. This decrease is also due to the fact that in 2009, the Company did a build and transfer project for one customer, which we paid all the costs during the production and received the money only when the project is finished. The project was completed in June 2010, thus we collected money from that time.

Investing Activities

Net cash used in investing activities was $3,482,512 for the six months ended June 30, 2010 compared to net cash used in investing activities of $41,533 for the six months ended June 30, 2009. The change was because the expenses incurred for the construction of CER Yangzhou, as described below.

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

Financing Activities

Net cash provided by financing activities was $3,762,755 for the six months ended June 30, 2010 compared to net cash used in financing activities of $381,420 for the six months ended June 30, 2009, an increase of $4,144,175. This is because the Company received long-term loans of $5,003,778, and offset in part by a repayment of a long-term loan of $360,823 and a short-term bank loan of $880,200 in the first half of 2010. This amount is for Yangzhou plant construction and operating usage.

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

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company that Mr. Qinghuan Wu controls, to lend to CER Hong Kong the sum of $1,000,000.  The loan bears interest at the annual rate of 9.5%, interest payable quarterly.  The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal and it is subordinated to those loans under the Loan Agreements.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is for RMB 30,000,000 (approximately $4,500,000).  The funds may be used either as a short term loan or for trade financing and similar purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by five different parties, namely, the Company’s Chief Executive Officer,  a director of the Company, two of the Company’s subsidiaries, CER Shanghai and Shanghai Engineering, and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged the land use right in Yizheng. The Company has drawn RMB 21,000,000 (approximately $3,150,000) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%.  These funds will be used for working capital.

Contractual Obligations

Table Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Investment capital commitments	14,120,000	4,620,000	9,500,000
Operating leases	132,618	132,618	-
Long term loans	4,527,513	3,523,735	1,003,778
Convertible notes	4,427,383	2,341,660	2,085,723
Purchasing obligations	4,435,720	2,895,134	1,540,586
Total	27,643,234	13,513,147	14,130,087

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the fiscal year, based on the evaluation of our disclosure controls and procedures as of June 30, 2010, management concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

CHINA ENERGY RECOVERY, INC.

April 7, 2011	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer and acting Chief Financial Officer (Principal Financial Officer)