Form 10-Q
period 2010-09-30
China Energy Recovery, Inc.
filed 2011-04-18
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding of the registrant's common stock as of March 31, 2011:
 30,956,651 shares of Common Stock, $0.001 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2010
(UNAUDITED)
	December 31,	September 30,
	2009	2010

ASSETS

CURRENT ASSETS:
Cash	$2,386,573	$780,509
Notes receivable	411,049	-
Accounts receivable, net of allowance for doubtful accounts	6,601,921	7,919,723
Inventories	8,574,775	8,033,415
Other current assets and receivables	892,657	884,720
Deferred financial cost - current	674,748	289,975
Deferred tax assets - current	67,276	-
Advances on purchases	4,271,054	8,186,270
Total current assets	23,880,053	26,094,612

NON-CURRENT ASSETS:
Property, plant and equipment, net	758,888	5,040,492
Deferred tax assets	133,758	145,678
Intangible assets	2,439,022	2,469,786
Deferred financial cost	215,623	-
Long-term accounts receivable	6,830,615	5,163,359
Total non-current assets	10,377,906	12, 819,315
Total assets	$34,257,959	$38,913,927

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,188,205	$3,825,658
Accrued expenses and other liabilities	1,745,082	2,079,967
Advances from customers	11,226,273	13,859,605
Taxes payable	2,956,476	2,308,684
Short-term bank loans	880,200	-
Convertible note, current	2,023,720	4,659,381
Derivative liability, current	435,500	155,645
Long-term loans ,current	-	3,540,687
Total current liabilities	23,455,456	30,429,627

NON-CURRENT LIABILITIES:
Warrant liability	1,372,947	392,330
Derivative liability	435,500	-
Convertible note	1,938,408	-
Long-term loans	-	1,003,778
Total non-current liabilities	3,746,855	1,396,108
Total Liabilities	27,202,311	31,825,735

SHAREHOLDERS' EQUITY:
Preferred stock(US$0.001 par value; 50,000,000 shares authorized, 662,963 and 200,000 shares issued and outstanding as of December 31, 2009 and September 30, 2010, respectively)	626	189
Common stock(US$0.001 par value; 100,000,000 shares authorized, 30,638,720 and 30,883,818 shares issued and outstanding as of December 31, 2009 and September 30, 2010, respectively)	30,639	30,884
Additional paid-in-capital	8,163,224	8,269,175
Accumulated deficits	(1,194,158)	(1,588,263)
Statutory reserves	132,802	132,802
Accumulated other comprehensive income (loss)	(77,485)	243,405
Total shareholders' equity	7,055,648	7,088,192
Total liabilities and shareholders' equity	$34,257,959	$38,913,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(Restated)		(Restated)
REVENUES	$5,320,518	$6,147,651	$14,743,413	$17,447,570

COST OF REVENUES	(4,466,987)	(4,752,909)	(11,521,307)	(14,444,768)

GROSS PROFIT	853,531	1,394,742	3,222,106	3,002,802

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,759,236)	(1,588,818)	(4,027,167)	(4,095,102)

LOSS FROM OPERATIONS	(905,705)	(194,076)	(805,061)	(1,092,300)

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	685,611	(97,281)	1,236,678	980,617
Change in fair value of derivative liabilities	-	28,920	-	847,825
Non-operating income/(loss), net	33,144	30,424	(44,994)	1,001,780
Interest expenses	(210,550)	(477,239)	(296,247)	(1,786,380)
Total other income/(loss), net	508,205	(515,176)	895,437	1,043,842

(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(397,500)	(709,252)	90,376	(48,458)

BENEFIT/(PROVISION) FOR INCOME TAXES	139,382	(144,497)	(8,900)	(345,647)

NET (LOSS)/INCOME	(258,118)	(853,749)	81,476	(394,105)

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	8,784	292,890	37,837	320,890
COMPREHENSIVE INCOME/(LOSS)	$(249,334)	$(560,859)	$119,313	$(73,215)
(LOSS)/ EARNINGS PER COMMON SHARE:
Basic	(0.009)	(0.028)	0.003	(0.013)
Diluted	(0.009)	(0.028)	0.003	(0.013)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,936,405	30,883,916	29,931,858	30,834,537
Diluted	29,936,405	30,883,916	29,931,858	30,834,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficits	loss	Total

BALANCE, at January 1, 2009	714,963	$715	29,912,573	$29,913	7,534,015	132,802	(307,678)	(106,637)	7,283,130

Common stock for consulting services	-	-	700,000	700	839,300	-	-	-	840,000
Change of convertible rate	-	(37)	-	-	37	-	-	-	-
Stock based compensation	-	-	-	-	221,816	-	-	-	221,816
Conversion of preferred stock	(52,000)	(52)	26,147	26	26	-	-	-	-
Deferred tax liability due to discount unconvertible notes	-	-	-	-	(431,970)	-	-	-	(431,970)
Net loss	-	-	-	-	-	-	(886,480)	-	(886,480)
Foreign currency translation gain	-	-	-	-	-	-	-	29,152	29,152

BALANCE, at December 31, 2009	662,963	$626	30,638,720	$30,639	8,163,224	132,802	(1,194,158)	(77,485)	7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	105,759	-	-	-	105,759
Net loss	-	-	-	-	-	-	(394,105)	-	(394,105)
Foreign currency translation gain	-	-	-	-	-	-	-	320,890	320,890

BALANCE, at September 30, 2010	200,000	$189	30,883,818	$30,884	8,269,175	132,802	(1,588,263)	243,405	7,088,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
(UNAUDITED)

	Nine months ended September 30,
	2009	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$81,476	$(394,105)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	102,807	242,627
Change in allowance for uncollectible accounts	-	(68,049)
Stock based compensation	147,644	105,759
Change in fair value of warrants	(1,236,678)	(980,617)
Change in value of derivative liabilities	-	(847,825)
Accretion of interest on the convertible note and long term loan	-	731,233
Amortization of deferred financing cost	293,072	600,396
Capitalized interest expenses	-	(114,329)
Deferred tax expense	(117,814)	55,356
Change in operating assets and liabilities:
Notes receivable	(395,342)	411,049
Accounts receivable	1,126,540	(1,317,802)
Inventories	368,418	541,360
Other current assets and receivables	(630,504)	7,937
Advances on purchases	(3,057,428)	(2,821,431)
Long term accounts receivable	(5,056,994)	1,725,146
Accounts payable	2,016,978	(453,572)
Other payables and accrued liabilities	387,588	334,885
Advances from customers	739,990	2,633,332
Taxes payable	(169,968)	(647,792)
Effects of exchange rate change in operating activities	35,518	285,942
Net cash provided by (used in) operating activities	(5,364,697)	29,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(173,706)	(5,361,821)
Purchase intangible assets	-	(38,958)
Restricted cash	106,286	-
Net cash used in investing activities	(67,420)	(5,400,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from long term loans	-	5,003,778
Cash proceeds from convertible note	5,000,000	-
Cash proceeds from short term bank loans	880,200	-
Principal repayment of short term bank loans and long term loans	(381,420)	(1,241,023)
Net cash provided by financing activities	5,498,780	3,762,755

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(25)	2,460

INCREASE/(DECREASE) IN CASH	66,638	(1,606,064)

CASH, beginning	$6,136,403	$2,386,573

CASH, ending	$6,203,041	$780,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	-	53,446
Cash paid during the year for interest	6,337	451,303

Supplemental schedule of non-cash investing and financing activities:
Accounts payable relating to purchase of property, plant and equipment	-	91,025

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

Shanghai Engineering does not have a variable interest in Vessel Works Division through this agreement as the arrangement is established between Shanghai Engineering and Shanghai Si Fang.  Shanghai Engineering does not have any contractual or ownership interest in Vessel Works Division.

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

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Environmental and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr. Qinghuan Wu, Shanghai Environmental's sole shareholder has assigned his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr. Qinghuan Wu have granted Hi-tech the exclusive right and option to acquire all of his equity interest in Shanghai Environmental. Further, Mr. Wu has pledged all of his right, title and interests in Shanghai Environmental. Shanghai Environmental was dissolved on June 12, 2010 and the registered capital was transferred to Shanghai Engineering in 2010.

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

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated in Shanghai by CER Hong Kong. CER Shanghai’s registered capital is $5,000,000. As of September 30, 2010, CER Hong Kong has contributed approximately $3,380,000 capital in CER Shanghai, and the remaining amount has been injected at November 4, 2010. CER Shanghai is mainly engaged in the development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

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

Note 2 Restatement of Consolidated Financial Statements for three and nine months ended September 30, 2009

Consolidated Statements of Income and other comprehensive income (loss) Impact:

The following table sets forth the effects of the restatement and reclassification adjustments on the Company’s consolidated statements of income and other comprehensive income (loss):

	Three months ended September 30, 2009
	Previously
	Reported	Adjustments	Restated

REVENUES (note(a))	$6,064,800	$(744,282)	$5,320,518

COST OF REVENUES (note(b))	(4,691,381)	224,394	(4,466,987)

GROSS PROFIT	1,373,419	(519,888)	853,531

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(note(c))	(2,292,301)	533,065	(1,759,236)

LOSS FROM OPERATIONS	(918,882)	13,177	(905,705)

OTHER INCOME (EXPENSE), NET:
Change in fair value of warrants(note(d))	941,277	(255,666)	685,611
Non-operating income (expense), net(note(e))	149,371	(116,227)	33,144
Interest expenses(note(f))	(332,490)	121,940	(210,550)
Total other income (expense), net	758,158	(249,953)	508,205

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(160,724)	(236,776)	(397,500)

BENEFIT/(PROVISION) FOR INCOME TAXES(note(g))	43,718	95,664	139,382

NET(LOSS)/INCOME	(117,006)	(141,112)	(258,118)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	8,784	-	8,784

COMPREHENSIVE LOSS	$(108,222)	$(141,112)	$(249,334)

(LOSS)/EARNINGS PER COMMON SHARE:
Basic and diluted(note(h))	$(0.004)	(0.005)	(0.009)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,936,493	(88)	29,936,405
Diluted	30,287,473	(351,068)	29,936,405

(a)
The restated revenues decreased by $744,282 because the Company over recognized certain revenue by $862,075, offset by recognizing retainage of $117,793 as revenue for the three months ended September 30, 2009, since the recoverability of the retainage could be reasonably assured.

(b)	The restated cost of revenues decreased by $224,394, representing overcharged costs and sales taxes of $192,064 and $32,330, respectively.

(c)
The restated selling, general and administrative expenses decreased by $533,065, representing overcharged stock based compensation of $244,311, allowance of doubtful accounts of $187,883 and rental expenses of $117,331, offset by undercharged salary payable of $16,460.

(d)	The restated change in fair value of warrants decreased by $255,666, representing the underestimated value of the warrants.

(e)	The restated non-operating income decreased by $116,227, representing overcharged income between Si Fang and Shanghai Engineering.

(f)	The restated interest expenses decreased by $121,940, representing the over amortized value of warrants related to the convertible notes.

(g)	The adjustment to income tax expense has been calculated based on the above adjustments.

(h)	The number of weighted average common shares has been adjusted to correct a computational difference in the previously disclosed balance.

	Nine months ended September 30, 2009
	Previously
	Reported	Adjustments	Restated

REVENUES	$14,942,533	$(199,120)	$14,743,413

COST OF REVENUES	(11,936,853)	415,546	(11,521,307)

GROSS PROFIT	3,005,680	216,426	3,222,106

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(note(c))	(5,648,822)	1,621,655	(4,027,167)

LOSS FROM OPERATIONS	(2,643,142)	1,838,081	(805,061)

OTHER INCOME (EXPENSE), NET:
Change in fair value of warrants(note(d))	2,108,556	(871,878)	1,236,678
Non-operating expense, net(note(e))	(1,148)	(43,846)	(44,994)
Interest expenses(note(f))	(329,584)	33,337	(296,247)
Total other income (expense), net	1,777,824	(882,387)	895,437

(LOSS)/INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(865,318)	955,694	90,376

BENEFIT/(PROVISION) FOR INCOME TAXES(note(g))	119,210	(128,110)	(8,900)

NET(LOSS)/INCOME	(746,108)	827,584	81,476

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	37,837	-	37,837

COMPREHENSIVE (LOSS)/INCOME	$(708,271)	$827,584	$119,313

(LOSS)/ EARNINGS PER COMMON SHARE:
Basic and diluted(note(h))	$(0.024)	0.027	0.003

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	29,931,806	52	29,931,858

(a)
The restated revenues decreased by $199,120 because the Company over recognized certain revenue by $862,075, offset by recognizing retainage of $662,955 as revenue for the nine months ended September 30, 2009, since the recoverability of the retainage could be reasonably assured.

(b)	The restated cost of revenues decreased by $415,546, representing overcharged costs and sales taxes of $344,987 and $70,559, respectively.

(c)
The restated selling, general and administrative expenses decreased by $1,621,655, representing overcharged stock based compensation of $999,483 and allowance of doubtful accounts of $671,553, offset by undercharged salary payable of $49,381.

(d)	The restated change in fair value of warrants decreased by $871,878, representing the under estimated value of the warrants.

(e)	The restated non-operating expense increased by $43,846, representing undercharged expense between Sifang and Shanghai Engineering.

(f)	The restated interest expenses decreased by $33,337, representing the over amortized value of warrants related to the convertible notes.

(g)	The adjustment to income tax expense has been calculated based on the above adjustments.

(h)	The number of weighted average common shares has been adjusted to correct a computational difference in the previously disclosed balance.

Consolidated Statement of Cash Flows Impact:

The following table presents selected unaudited consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, for the nine months ended September 30, 2009:

		Nine months ended September 30, 2009
	Previously Reported	Adjustments		Restated
Net cash used in operating activities	$(5,399,559)	$34,862	(1)	$(5,364,697)
Net cash used in investing activities	(160,319)	92,899	(1)	(67,420)
Net cash provided by financing activities	5,604,613	(105,833)		5,498,780
Subtract: Restricted cash - special use	(5,000,000)	5,000,000		-
Effects of exchange rate change in cash	$21,903	$(21,928)		$(25)

(1) Included in the adjustments is a revision to restricted cash in the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009: The Company revised the net change in restricted cash during the first half of 2009 from operating activities to investing activities because of a contractual requirement to maintain a certain amount of cash on deposit with a bank to support the completion of certain projects. Since the restricted cash is deposited in a bank account for specific purposes, such activity is deemed to be an investing activity and as a result, net cash used in operating activities has been increased by $106,286 and net cash used in investing activities has decreased accordingly. The revision had no effect on previously reported results of operations or accumulated deficit.

Note 3 – Summary of Significant Accounting Policies

The principal accounting policies adopted in the preparation of these consolidated financial statements are set out below:

(a)	Principal of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements  include the financial statements of the Company, its wholly-owned subsidiaries Poise Profit, CER Hong Kong, Hi-tech, CER Shanghai, CER Yangzhou, and its variable interest entities (“VIEs”), Shanghai Engineering, and Shanghai Environmental. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

For the three months ended September 30, 2009 and 2010, the Company’s five top customers accounted for 85% and 83% of the Company's sales, respectively. For the nine months ended September 30, 2009 and 2010, the Company’s five top customers accounted for 69% and 72% of the Company's sales, respectively.  Receivables from the five top customers were 16% and 5% of total accounts receivable ended September 30, 2009 and 2010, respectively.

For the three months ended September 30, 2009 and 2010, five top suppliers provided approximately13% and 43% of the Company's purchases of raw materials, respectively. For the nine months ended September 30, 2009 and 2010, five top suppliers provided approximately 41% and 36% of the Company's purchases of raw materials, respectively. Payables to the five suppliers were about 9% and 2% of total accounts payable as of September 30, 2009 and 2010, respectively.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2009 and 2010, foreign currency translation income amounted to $8,784 and income amounted to $292,890, respectively. For the nine months ended September 30, 2009 and 2010, foreign currency translation income amounted to $37,837 and loss amounted to $320,890, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $77,485 and income amounted to $243,405 as of December 31, 2009 and September 30, 2010, respectively. The balance sheet accounts with the exception of equity at December 31, 2009 and September 30, 2010 were translated at RMB6.82 to $1.00, and were translated at RMB 6.70 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2009 and 2010 were RMB6.82 to $1.00 and RMB6.80 to $1.00, respectively. For the nine months ended September 30, 2009 and 2010, the average translation rates were RMB6.82 to $1.00 and RMB6.80 to $1.00, respectively.

(e) Cash

Cash includes cash on hand and demand deposits with banks, which are unrestricted as to withdrawal and use, and which have original maturities less than three months.

(f) Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to nine months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. There was no notes receivable as of September 30, 2010.

(g) Receivables and allowance for doubtful accounts

Receivables include trade accounts due from the customers, and other receivables from cash advances to employees or third parties. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk.

Allowance for doubtful account, December 31, 2008	$251,458
Addition	337,383
Translation adjustment	207
Allowance for doubtful account, December 31, 2009	$589,048
Addition	-
Recovery	(68,049)
Translation adjustment	10,159
Allowance for doubtful accounts, September 30, 2010	$531,158

Accounts receivable which are expected to be collected after twelve months are reclassified as long-term accounts receivable. The Company reserved a provision for account receivable balances based on the nature of the business and accounts receivable collection history (further discussed in Note 4).

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

Management established a 5% residual value for property, plant and equipment. The estimated useful lives of the property, plant and equipment are as follows:

Plant	20 years
Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the statement of operations. There was no disposal of assets during the three and nine months ended September 30, 2009 and 2010.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairment of long lived assets recognized for the three and nine months ended September 30, 2009 and 2010.

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

(q) Shipping and handling costs

Shipping and handling costs are included in selling, general and administrative expenses which totaled $83,013 and $82,453 for the three months period ended September 30, 2009 and 2010, respectively, $346,090 and $192,369 for the nine months period ended September 30, 2009 and 2010, respectively.

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

Revenue by the above categories for the three and nine months ended September 30, 2009 and 2010 are summarized as follows:

	Three months ended September 30,
	2009	2010
Revenue:
Product	$2,845,939	$3,067,962
EPC contracts	2,474,579	3,079,689
Totals	$5,320,518	$6,147,651

	Nine months ended September 30,
	2009	2010
Revenue:
Product	$10,147,408	$6,058,268
EPC contracts	4,596,005	11,389,302
Totals	$14,743,413	$17,447,570

In providing design services, the Company designs energy recovery systems and other related systems based on a customer's requirements and the deliverable consists of engineering drawings. The customer may elect to engage the Company to manufacture the designed system or choose to present the Company's drawings to other manufacturers for manufacturing and installation. There were no service revenue for the three and nine months ended September 30, 2009 and 2010. In contrast, when providing EPC services, the customer is purchasing a turnkey energy recovery system and the Company is involved throughout the entire process from design to installation.

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

Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, restricted cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2009 and September 30, 2010, the carrying values of these assets and liabilities approximated their fair values.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and September 30, 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the Company’s financial liabilities classified as Level 3 as of September 30, 2010 and December 31, 2009.

		Balance as of September 30, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$155,645	-	-	$155,645
Warrant liability (Note 14)	$392,330	-	-	$392,330

		Balance as of December 31, 2009
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$435,500			$435,500
Derivative liability (Note 14)	$435,500	-	-	$435,500
Warrant liability (Note 14)	$1,372,947	-	-	$1,372,947

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009 and for the nine months ended September 30, 2010 were as follows:

Balance at January 1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 14)	1,387,912
Derivative liability at issuance of convertible notes (Note 14)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Change in fair value of warrant liability recognized in earnings	(980,617)
Change in fair value of derivative liability recognized in earnings	(847,825)
Balance at September 30, 2010	$547,975

The following presents the carrying value and the estimated value of the Company’s convertible note at September 30, 2010:

	Carrying Value	Fair Value

Convertible note	$4,659,381	$4,448,399

The fair value of the convertible note is based on the market interest rate for debt with similar terms and maturity.

The long term account receivable is recorded at cost, which is discounted from the contractual balance. The carrying value of the long term account receivable, which is estimated based upon future cash flows, approximates fair value at September 30, 2010 and December 31, 2009.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on “revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements.” By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE,” now referred to as “TPE,” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance.

The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may adopt the guidance as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.

The Company has not early adopted the new guidance and the adoption of the new guidance does not have a significant impact on our financial position or results of operations.

In December 2010, FASB issued revised guidance on “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The revised guidance specifies that an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the revised guidance should be included in earnings as required by Section 350-20-35. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption does not have a significant impact on our financial position or results of operations.

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has not early adopted the new guidance and the adoption does not have a significant impact on our financial position or results of operations.

Note 4 – Accounts Receivable

(a)	Accounts Receivable
	December 31,	September 30,
	2009	2010

Current accounts receivable	$6,601,921	$7,919,723
Subtract: Allowance for doubtful accounts	-	-
Current accounts receivable, net	$6,601,921	$7,919,723

The Company reclassified accounts receivable which are expected to be collected after one year as long- term assets.

Current accounts receivable also consisted revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.  As of December 31, 2009 and September 30, 2010, the revenue recognized in excess of amounts billed amounted to approximately $2,382,315 and $2,301,126, respectively.

(b)	Long-term Accounts Receivable

	December 31,	September 30,
	2009	2010
Long-term accounts receivable	$7,419,663	$5,694,517
Subtract: Allowance for doubtful accounts	(589,048)	(531,158)
Long-term accounts receivable, net	$6,830,615	$5,163,359

Long-term accounts receivable consisted revenue recognized in excess of amounts billed of approximately $6,220,710 and $5,163,359 as of December 31, 2009 and September 30, 2010, respectively.

Note 5 – Inventories

As of December 31, 2009 and September 30, 2010, inventories consist of the following:

	December 31,	September 30,
	2009	2010

Raw materials	$1,539,322	$1,563,281
Work in progress	6,988,199	6,408,355
Finished goods	47,254	61,779
Total inventories	$8,574,775	$8,033,415

For the three and nine months ended September 30, 2010 and 2009, management determined that no additional provisions to inventory balances were required.

Note 6 – Property, plant and equipment, Net

As of December 31, 2009 and September 30, 2010, property, plant and equipment consist of the following:

	December 31,	September 30,
	2009	2010

Machinery equipment	$626,485	$668,282
Transportation equipment	270,419	346,789
Office equipment	431,905	483,602
Construction in progress	-	4,303,526
Subtotal	1,328,809	5,802,199
Accumulated depreciation	(569,921)	(761,707)
Property, plant and equipment, net	$758,888	$5,040,492

Depreciation expense for the three months ended September 30, 2009 and 2010 was $50,383 and $88,979, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2010 was $139,862 and $191,786, respectively.

Note 7 – Intangible Assets

Intangible assets mainly represent purchase for usage of a parcel of land in Yangzhou where the manufacturing plant is located.  The Company has obtained the legal usage title of the land in November 2009.  The land use right is recorded at cost of $2,438,632 and is amortized over the lease term of 50 years starting from November 2009 when it is acquired. The amortization expense recorded for the three and nine months ended September 30, 2010 amounted to $16,740 and $50,841, respectively. The remaining balance represents the net value of purchased software.

Note 8 – Short Term Bank Loans

On September 1, 2009, the Company borrowed $880,200 a short-term loan from one bank in China which matured on August 31, 2010 with a 5.841% annual interest rate. The bank loan was collateralized by Shanghai Engineering’s leased office space, which is owned jointly by Mr. Qinghuan Wu, the Chairman of the Board and Chief Executive Officer of the Company, and his son. The full amount of $880,200 was repaid on January 5, 2010.

Interest expenses of short-term bank loans for the three months ended September 30, 2009 and 2010 was $4,282 and $0. Interest expenses of short-term bank loans for the nine months ended September 30, 2009 and 2010 was $6,337 and $1,571, respectively.

Note 9 – Long Term Loans

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”) entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000. The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%.  The loan repayments are to be made three times a year starting May 15, 2010, and are fully amortizing, such that the principal and interest will be fully repaid at maturity. The Company will pay the sum of US$ 566,023 at the end of every four calendar months, commencing May 15, 2010. The Company has entered into other agreements to provide that moneys due from a certain sale and service contract and related guarantee will be directed to pay the amounts due under the Loan Agreements, with the balance paid to the Company or its affiliates. The loan agreement between the lender and the Company and related agreements have been registered with State Administration of Foreign Exchange (SAFE) for the inflow of funds and the repayment of the loan obligations. The loans may be prepaid at any time with a premium of 1.25% of the principal amount being paid. The Loan Agreements provide for the typical events of default, including a cross default clause, and the Company has made various representations and given various covenants to the lenders as are typical of such arrangements.

As a guarantor of the payments under the Loan Agreements, Mr. Qinghuan Wu, the Chief Executive Officer of the Company and the principal officer of the Borrower, Paying Agent and other affiliates, has pledged 8,000,006 shares for the repayment of the obligations under the Loan Agreements.

As a result of the Company not filing its periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, the Company was in violation of various loan covenants and default terms with respect its obligation to file SEC reports and comply with applicable laws under the terms of the loan for $4,000,000 in principal amount due January 15, 2013. The violation of the covenants and default permit the note holders to accelerate the repayment of the full amount of the principal and interest due on the loan. To date, the lenders have not delivered any notice of acceleration and have not indicated that they intend to give such a notice. One of the lenders representing $2,000,000 in principal amount of the loans provided to the Company on November 1, 2010, a waiver of the covenant and default terms and also provided the Company sufficient time to make the necessary past due filings, before a covenant violation or default would result again concerning these issues.

According to the loan agreement provisions, as an additional inducement to the Lender to make the Loan, which payment will not be considered interest hereunder, CER will issue to the Lender or its designee, on each date that an amount of principal of the Loan is paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) is less than RMB 6.8271(the agreed upon exchange rate on the date of the making of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date will be converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which will represent that number of shares to be issued to the Lender as of such date, in restricted stock. As of September 30, 2010, the derivative liabilities amounted to $133,299.The change in fair value of the derivative liability income amounted to $3,095 and loss amounted to $829 was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2010, respectively. The interest expenses recognized for accretion to the redemption value of the long term loan was $16,951 and $33,980 for the three and nine months ended September 30, 2010.

Since the lenders have right to request early repayment, thus the long term loans and the derivative liabilities were reclassified to current liabilities as of September 30, 2010.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”),a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new plant being built in China.  The loan bears interest at the annual rate of 9.5%, and is unsecured; the Company will pay the interest $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the Loan Agreements.

Note 10 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note are for the construction of a new plant located in China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the three months ended September 30, 2010, interest expense of $565,170 was incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of this Convertible Note divided by the conversion price of $1.80. In connection with these Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock, that provides for voting rights and the ability to appoint directors in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

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

As of September 30, 2010, all of the convertible notes are classified as a current liability. The embedded conversion feature is accounted for as a derivative liability separately in the balance sheet in accordance with ASC 815, Derivatives and Hedging, because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB. All of the derivative liability is classified as current liability based on the timing of the cash flows derived from the Convertible Notes.  The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using interest method. The change in fair value of the derivative liability of $25,825 and $848,654 was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2010, respectively. The interest expenses recognized for accretion to the redemption value of the Convertible Notes was $231,997 and $697,253 for the three and nine months ended September 30, 2010, respectively.

 The grant value of the warrants issued in conjunction with the Convertible Notes was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three and nine months ended September 30, 2010, $ 191,458 and $600,396 of deferred financing cost was amortized and charged to financial expenses, respectively. The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the Commitment Warrant is denominated in USD, which is a currency other than the Company’s functional currency, RMB.  Changes in fair value of the Commitment Warrants (Note 14) for the three months ended September 30, 2010 was recorded in the consolidated statements of operations.

Note 11 – Taxation

USA
CER, the Delaware holding company, was subject to US income tax at a rate of 34% on its assessable profits. No such tax has been assessed as the Group did not have assessable profit that was earned in or derived in the US during the years presented.

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

	Three months ended September 30,
	2009 (Restated)	2010
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(12.24)%	0.30%
Permanent difference	57.47%	(9.60)%
Allowance for deferred income tax assets	(44.16)%	(45.07)%
Effective CIT rate	35.07%	(20.37)%

	Nine months ended September 30,
	2009 (Restated)	2010
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(57.04)%	6.82%
Permanent difference	(455.65)%	1,098.86%
Allowance for deferred income tax assets	488.54%	(1,852.97)%
Effective CIT rate	9.85%	(713.29)%

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	September 30,
	2009	2010
Deferred tax assets, current
Rental expenses	67,276	-

Deferred tax assets, non-current:
Tax loss carry forwards	2,178,667	2,892,892
-Allowance for doubtful accounts and provision for inventory	130,192	122,229
Valuation allowance	(1,822,225)	(2,720,145)
	486,634	294,976
Total deferred tax assets	553,910	294,976

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(352,876)	(149,298)
Total deferred tax liabilities	(352,876)	(149,298)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	September 30,
	2009	2010
Deferred tax assets, current, net	67,276	-
Deferred tax assets, non-current net	133,758	145,678
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profit of foreign subsidiaries as of December 31, 2009 and September 31, 2010 were approximately $1,059,500 (RMB 7,844,000) and $1,006,928(RMB 7,485,886), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared out of the cumulative retained earnings as of December 31, 2009 and September 30, 2010.

No provision for taxation has been made for CER Hong Kong, and CER Yangzhou for the three months ended September 30, 2009 and 2010, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended September 30,
	2009 (Restated)	2010
US income tax benefit	$-	$-
HK income tax expense	-	-
PRC income tax (benefit)/expense	(139,382)	144,497
Total provision for income taxes expense	$(139,382)	$144,497

	Nine months ended September 30,
	2009 (Restated)	2010
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax expense	8,900	345,647
Total provision for income taxes (benefit)/expense	$8,900	$345,647

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the nine months ended September 30, 2009 and 2010. The net operating loss carry forwards for the U.S. income tax purposes is approximately $5,735,965  and $6,615,870  as of September 30, 2009 and 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. In the year ended 31 December 2009, the Company accrued deferred tax liability due to convertible note of $431,970 of which the balance as of December 31, 2009 and September 30, 2010 was $352,876 and $149,298 respectively. Therefore the Company offset equivalent deferred tax asset and deferred tax liability. Except for the above mentioned deferred tax asset, the Company has provided a 100% valuation allowance of deferred tax asset at December 31, 2009 and September 30 2010. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The valuation allowances as of December 31, 2009 and September 30, 2010 were as follows:

Amount
Balance of December 31, 2008	1,173,146
Increase	649,079
Balance of December 31, 2009	$1,822,225
Increase	897,920
Balance of September 30, 2010	$2,720,145

Note 12 – (Loss)/Earnings per Share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2010:

	Three months ended September 30,
	2009	2010
	(Restated)

Numerator:
Net loss for the period	(258,118)	(853,749)
Amount allocated to preferred stockholders	-	-
Net loss available to common stock holders – Basic and diluted	(258,118)	(853,749)

Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	29,936,405	30,883,916
Dilutive effect of series A preferred shares	-	-
Denominator for diluted earnings per share	29,936,405	30,883,916
Basic loss per share	(0.009)	(0.028)
Diluted loss per share	(0.009)	(0.028)

	Nine months ended September 30,
	2009	2010
	(Restated)

Numerator:
Net income/(loss) for the period	81,476	(394,105)
Amount allocated to preferred stockholders	(936)	-
Net income (loss) available to common stock holders – Basic and diluted	80,540	(394,105)
Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	29,931,858	30,834,537
Dilutive effect of series A preferred shares	-	-
Denominator for diluted earnings per share	29,931,858	30,834,537
Basic (loss)/earnings per share	0.003	(0.013)
Diluted (loss)/earnings per share	0.003	(0.013)

For the three and nine months ended September 30, 2009, there was no diluted effect to loss per share due to the anti-dilutive effect. Warrants to purchase 3,357,450 shares of common stock and options to purchase 760,000 shares of common stock as of September 30, 2009 were not included in the calculation of dilutive earnings/(loss) per share because of the anti-dilutive effect.

For the three and nine months ended September 30, 2010, there was no diluted effect to earnings per share due to loss position. Warrants to purchase 3,357,450 shares of common stock and options to purchase 560,000 shares of common stock as of September 30, 2010 were not included in the calculation of dilutive loss per share because of their loss effect.

Note 13 – Convertible Preferred Stock

Series A Convertible Preferred Stock

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consisted of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants are exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs of $1,859,902, including commissions, legal fees and transaction expenses were taken from the gross proceeds received. The net proceeds were allocated between the shares of Series A convertible preferred stock and warrants based on their relative fair values. As of the closing date, the fair value of Series A convertible preferred stock is estimated at $1.68 where as the fair value of the warrants is estimated at $0.85.  As a result, an aggregate amount of $5,307,539 was allocated to shares of Series A convertible preferred stock and $1,336,739 was allocated to the warrants. The fair value of the warrants was initially valued using the binomial model with assumptions such as, stock price, volatility, expected term, dividend, risk-free interest rate, etc.

The rights, preferences and privileges with respect to the convertible preferred stock are as follows:

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

There was no beneficial conversion feature recognized for the issuance of the shares of Series A convertible preferred stock on the issuance date as the estimated fair value of the common stock is less than the conversion price on the date of issuance.  The Company’s common stock was quoted on the OTCBB and has been publicly traded.  However, with the high volatility and extremely low volume traded during the time when the Company entered into this Financing transaction, the fair value of the Company’s common stock as of April 15, 2008 was determined based on the Company’s estimate relied in part on a valuation report prepared by an  independent valuer. The estimated fair value of the common stock was $1.55 per share.

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

For the three months ended September 30, 2010, no Series A convertible preferred stock was converted to common stock. For the nine months ended September 30, 2010, 462,963 shares of Series A convertible preferred stock were converted to 245,098 shares of common stock.

As of December 31, 2009 and September 30, 2010, the Company had 662,963 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively.

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

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September 29, 2009	December 31, 2009	September30, 2010
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.14%	1.05%
Expected volatility	79.86%	83.32%	60.0%
Expected life (in years)	2.00 years	1.75years	1.00year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	$871,000	$22,346

We calculated the derivative liability on exchange rate based on the following key assumptions:

September 30, 2010

Estimated forward rate	6.6826-6.5232
Discount rate	0.30%-0.67%
Discount factor	1-0.98

Fair value	$133,299

Warrants issued in connection with convertible notes:

	May 21, 2009 (Issuance date)	December 31, 2009	September 30,2010
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	1.05	0.55
Exercise price	$1.8	1.8	1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	4.39	3.64
Risk-free interest rate	2.15%	2.38%	0.85%
Expected volatility	70%	73%	77%
Fair Value:
Commitment Warrants issued in connection with Convertible Note	$1,387,912	666,793	210,738

Warrants issued in connection with Series A convertible preferred stock:

	December 31, 2009	September 30, 2010
Number of shares exercisable	1,968,561	1,968,561
Risk-free interest rate	1.81%	0.57%
Expected volatility	79%	84%
Expected life (in years)	3.29 years	2.54 years
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$703,850	$181,593

(a)	The risk-free interest rate is based on the U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Note 15 - Stock-Based Compensation

Common Stocks

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

The Company used the Black-Scholes Model to value the options at the time they were granted. The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the options at the grant dates:

Grant date Fair value per share	$ 0.58- $ 1.20
Expected Term(Years)	1.81
Exercise Price	$1.22-$2.90
Expected Volatility	79%-94%
Risk Free Interest Rate	0.84%-1.45%

Since the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

For the three months ended September 30, 2009 and 2010, the Company recognized $69,806 and, $35,250 compensation expenses in the form of options. For the nine months ended September 30, 2009 and 2010, the Company recognized $147,644 and, $105,759 compensation expenses in the form of options. Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding Options			Exercisable Options

Exercise	Number	Average	Average	Number	Average
price		remaining	exercise		remaining
		contractual	Price		contractual
		Term			term
$1.22	60,000	2.25	$1.22	30,000	2.25
$1.58	500,000	2.00	$1.58	250,000	2.00
Total	560,000			280,000

Following is a summary of the option activity:

Outstanding as of January 1, 2008	-
Granted	335,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	335,000
Granted	560,000
Forfeited	(335,000)
Exercised	-
Outstanding as of December 31, 2009	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2010	560,000

Vested and exercisable as of September 30, 2010	280,000

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

Note 16 – Interest Expenses

	Three months ended September 30,
	2009	2010
	(Restated)
Interest on convertible notes	-	121,570
Interest on long-term loan	-	163,768
Amortization of deferred financing cost	204,469	191,458
Accretion of convertible notes	-	231,998
Accretion of long term loan	-	16,951
Interest of short-term bank loans	6,884	-
Discount interest	-	2,643
Interest capitalized	-	(73,116)
Interest income from long-term accounts receivable	-	(176,798)
Interest income	(803)	(1,235)
Total	$210,550	477,239

	Nine months ended September 30,
	2009	2010
	(Restated)
Interest on convertible notes	-	359,287
Interest on long-term loan	-	446,769
Amortization of deferred financing cost	293,072	600,396
Accretion of convertible notes	-	697,253
Accretion of long term loan	-	33,980
Interest of short-term bank loans	8,940	1,571
Discount interest	-	2,643
Interest capitalized	-	(114,329)
Interest income from long-term accounts receivable	-	(237,659)
Interest income	(5,765)	(3,531)
Total	$296,247	1,786,380

Note 17 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the three months ended September 30, 2009 and 2010, the Company incurred $13,177 and $13,259, respectively; for the nine months ended September 30, 2009 and 2010, the Company incurred $39,520 and $39,663, respectively, as rental expense to Mr. Qinghuan Wu's son.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to the Company in the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new plant being built in China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured; the Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the Loan Agreements.

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

The Company made contributions of $10,555 and $91,767 for employment benefits, including pension payments for the three months ended September 30, 2009 and 2010, respectively. The Company made contributions of $70,124 and $214,527 for employment benefits, including pension payments for the nine months ended September 30, 2009 and 2010, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2009, the Company transferred $0, because the China subsidiaries were making losses in 2009. Statutory reserve amounted to $132,802 as of December 31, 2009 and September 30, 2010.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $12,718,305 as of September 30, 2010.

Note 20 – Commitments and Contingencies

Capital contribution to CER Shanghai and CER Yangzhou

As described in Note 1, CER Shanghai has registered capital of $5,000,000 of which $3,380,000 was invested before September 30, 2010 and the remaining capital was injected as of November 4, 2010.  CER Yangzhou has registered capital of $20,000,000 of which $7,500,000 has been invested before September 30, 2010; the remaining capital is scheduled to be injected before August 28, 2011.

Lease and Operation Commitments

According to the renewed and amended Lease and Operation Agreement (Note 1) entered into by Shanghai Engineering and Shanghai Si Fang, for the three months ended September 30, 2009 and 2010, Shanghai Engineering has recorded lease expenses and an integrated management fee of $132,633 and $124,745 under cost of revenue and general administrative expenses, respectively. For the nine months ended September 30, 2009 and 2010, Shanghai Engineering has recorded lease expenses and a management fee of $397,515 and $374,234 under cost of revenue and general administrative expenses, respectively.

Minimum future payments under Lease and Operation Agreement are as follow:

	Lease	Non-lease	Total
Three Months Ending December 31, 2010	$66,309	58,680	124,989

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 at a monthly rental of $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Zhangjiang (as described below), this lease agreement will be terminated.  For the three months ended September 30, 2009 and 2010, the company incurred $13,177 and $13,259, respectively. For the nine months ended September 30, 2009 and 2010, the Company incurred $39,520 and $39,663, respectively.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), which is to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments.   Then rental expenses have been recognized on a straight-line basis. CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009, and has also paid the second year’s rental fee in the amount of $851,525 in February 2010. The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the three and nine months ended September 30, 2010, $125,333 and $374,925 was charged to rental expense. Management is planning to exercise the option to purchase the building.

The Company has paid all the lease payments under this lease, therefore there is no future lease payment under this lease as of September 30, 2010.

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

Note 21 – Subsequent events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through April 18, 2011, which is the date of the financial statements were issued.

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

On March 30, 2011, CER Shanghai exercised the purchase option with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. The total purchase price of the building is $7,392,770 (RMB 48,486,224), which represents the price of the building and related land use right. CER Shanghai paid cash of $1,174,226 (RMB 7,698,697) and bank acceptance of $ 747,361 (RMB 4,900,000) on March 31, 2011. The maturity date of the bank acceptance shall be no later than October 10, 2011. The remaining payment will be made after March 30, 2011, by means of cash or bank acceptance according to the contract.

On April 8, 2011, CER Shanghai entered into an early repayment agreement with Zhenjiang Sopo Chemical New Development Co., Ltd. (“Sopo”). According to the agreement, Sopo will make a lump sum payment in the amount of $4.6 million (RMB30 million) and the remaining amount of $1.9 million (RMB12 million) will be paid in an interest-free manner from April 2011 to March 2012.

On April 15, 2011, CER prepaid the remaining principal due under the $4 million long-term loan (note 8). The prepayment sum is $2,981,244, representing the principle amount due, the prepayment premium and the net interest due. Additionally, CER will issue 117,230 shares to the lenders based on the principle amount due under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement.

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

Before December 3, 2008, all of our operations were conducted through Hi-tech and its affiliated companies. Hi-Tech was engaged in the marketing and sale of energy recovery systems which were designed, manufactured and installed by affiliated companies. Hi-tech had entered into contractual relationships with two entities incorporated in Shanghai, China: Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental"). Each of Shanghai Engineering and Shanghai Environmental was considered a "variable interest entity" and its financial information was consolidated with Hi-tech's pursuant to the Accounting Standard Codification (“ASC”) 810-10. Hi-tech entered into contractual relationships with Shanghai Engineering and Shanghai Environmental to comply with Chinese laws regulating foreign-ownership of Chinese companies. Shanghai Engineering is engaged in the business of designing, manufacturing and installing energy recovery systems. All manufacturing is done by Vessel Works Division pursuant to a cooperative manufacturing agreement between Shanghai Engineering and Vessel Works Division's parent, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"), as further described below. Vessel Works Division holds important permits for the manufacturing and installation of boilers used in our energy recovery systems. Shanghai Environmental is not an operating company but it served in the past as a vehicle for arranging sales and maximizing tax benefits. Since we no longer use Shanghai Environmental for these purposes, Shanghai Environmental was dissolved in June 2010. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors.

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

Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, restricted cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2009 and September 30, 2010, the carrying values of these assets and liabilities approximated their fair values.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and September 30, 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of September 30, 2010.

		Balance as of September 30, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$155,645	-	-	$155,645
Warrant liability (Note 14)	$392,330	-	-	$392,330

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009and for the nine months ended September 30, 2010 were as follows:

Balance at January 1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 14)	1,387,912
Derivative liability at issuance of convertible notes (Note 14)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Change in fair value of warrant liability recognized in earnings	(980,617)
Change in fair value of derivative liability recognized in earnings	(847,825)
Balance at September 30, 2010	$547,975

The following presents the carrying value and the estimated value of the Company’s convertible note at September 30, 2010:
	Carrying Value	Fair Value

Convertible note	$4,659,381	$4,448,399

The fair value of the convertible note is based on the market interest rate for debt with similar terms and maturity.

The long term account receivable is recorded at cost, which is discounted from the contractual balance. The carrying value of the long term account receivable, which is estimated based upon future cash flows, approximates fair value at September 30, 2010 and December 31, 2009.

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

Revenue by the above categories for the three and nine months ended September 30, 2009 and 2010 are summarized as follows:

	Three months ended September 30,
	2009	2010
Revenue:
Product	$2,845,939	$3,067,962
EPC contracts	2,474,579	3,079,689
Totals	$5,320,518	$6,147,651

	Nine months ended September 30,
	2009	2010
Revenue:
Product	$10,147,408	$6,058,268
EPC contracts	4,596,005	11,389,302
Totals	$14,743,413	$17,447,570

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

Recent Accounting Pronouncements

IIn January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not expect the adoption of the updated guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on “revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements.” By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE,” now referred to as “TPE,” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance.

The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may adopt the guidance as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.

The Company has not early adopted the new guidance and the adoption of the new guidance does not have a significant impact on our financial position or results of operations.

In December 2010, FASB issued revised guidance on “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The revised guidance specifies that an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the revised guidance should be included in earnings as required by Section 350-20-35. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption does not have a significant impact on our financial position or results of operations.

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has not early adopted the new guidance and the adoption does not have a significant impact on our financial position or results of operations

Results of Operations

Comparison of Three Months ended September 30, 2009 and September 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended September 30,
	2009	% of Revenue	2010	% of Revenue
REVENUES
Third parties	$5,320,518	100.0%	6,147,651	100.0%
Total revenue	5,320,518	100.0%	6,147,651	100.0%

COST OF REVENUES
Third parties	(4,466,987)	(84.0)%	(4,752,909)	(77.3)%
Total cost of revenues	(4,466,987)	(84.0)%	(4,752,909)	(77.3)%

GROSS PROFIT	853,531	16.0%	1,394,742	22.7%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,759,236)	(33.1)%	(1,588,818)	(25.8)%

LOSS FROM OPERATIONS	(905,705)	(17.0)%	(194,076)	(3.2)%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	685,611	12.9%	(97,281)	(1.6)%
Change in fair value of derivative liabilities	-		28,920	0.5%
Non-operating income, net	33,144	0.6%	30,424	0.5%
Interest expenses	(210,550)	(4.0)%	(477,239)	(7.8)%
Total other income (expense), net	508,205	9.6%	(515,176)	(8.4)%

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(397,500)	(7.5)%	(709,252)	(11.6)%

(PROVISION)/BENEFIT FOR INCOME TAXES	139,382	2.6%	(144,497)	(2.4)%

NET LOSS	(258,118)	(4.9)%	(853,749)	(14.0)%

OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustment	8,784	0.2%	292,890	4.8%
COMPREHENSIVE INCOME (LOSS)	$(249,334)	(4.7)%	(560,859)	(9.2)%

Revenues. Revenue was $6,147,651 for the three months ended September 30, 2010, as compared to $5,320,518 for the three months ended September 30, 2009, an increase of $827,133 or 15.5%. The increase is mainly attributable to the increase in average revenues per product contract and an increase in the number of EPC contracts. The average revenue recognized from one single product contract increased by $195,937 from $316,170 for the three months ended September 30, 2009 to $512,107 for the same period of 2010. For the three months ended September 30, 2010, we completed one large product contract, which has contributed the rather high average product revenue. In the meantime, we are continuing our focus on EPC project. For the three months ended September 30, 2010, we have started 7 EPC contracts as compared to only 3 EPC contracts in the comparative period of 2009.

The detailed changes are as follows:

	Three months ended September 30,
	2009	2010	Change ($)	Change (%)
Average Revenue per Contract
Products	$316,170	$512,107	195,937	61.97%
EPC	824,995	439,287	(385,708)	(46.75)%
Average Revenue per Contract	$1,141,165	951,394	(189,771)	(16.63)%
Number of Contracts Completed
Products	9	6	(3)	(33)%
EPC	3	7	4	133%
Total Number of Contracts Completed	12	13	1	8.33%

Cost of Revenues. Cost of revenues increased to $4,752,909 for the three months ended September 30, 2010, as compared to $4,466,987 for the three months ended September 30, 2009, an increase of $285,922, or 6.4%. As a percentage of revenues, cost of sales decreased from 84.0% for the three months ended September 30, 2009 to 77.3% for the three months ended September 30, 2010, an decrease of 6.64%.The increase in absolute amount is consistent with the increase of revenue for the three months ended September 30, 2010 over the same period of 2009. The percentage decrease is mainly due to the contracts in 2009 having a much lower margin due to the different pricing strategy we employed to respond to the recent economic downturn. Additionally, as we focused more on EPC contracts, we also monitor and control the costs so as to improve the margins.

Gross Profit. Gross profit was $1,394,742 for the three months ended September 30, 2010, as compared to $853,531 for the three months ended September 30, 2009, an increase of $541,211 or 63.4%.  The higher gross profit mainly resulted from the higher revenues and relatively lower costs in 2010. For the three months ended September 30, 2010, we have one product contract which had a much higher gross profit due to the end user willing to pay us a premium for our reliable quality.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,588,818 for the three months ended September 30, 2010, as compared to $1,759,236 for the three months ended September 30, 2009, a decrease of $170,418 or 9.7%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 33.1% for the three months ended September 30, 2009 to 25.8% for the same period in 2010, a decrease of 7.22%. The decrease is the net result of salary increases and decreases of consulting fees and stock option compensation. Firstly, the salary expense increased by $285,935 or 76% for the three months ended September 30, 2010 as compared to the same period of 2009, as a result of the addition of staff with approximately an increase of 70 employees from 2009 to 2010 as well as a company-wide gradual salary increases, which is the main factor causing an increase in expenses. Secondly, the consulting service fee decreased by $546,134 for the three months ended September 30, 2010 as compared to the same period of 2009 because the Company signed an agreement with a consulting company which provides financing and marketing advisory services for the Company’s international development since July 1, 2009. There was no such service provided for the three month ended September 30, 2010. Thirdly, the stock option compensation expense decreased by $44,909 because several of the options expired in the first half of 2010.

Loss from Operations. Loss from operations totaled $194,076 for the three months ended September 30, 2010, as compared to $905,705 for the same period in 2009, a difference of $711,629. The decrease in the amount of loss period over period is mainly attributable to increases in revenue and gross profit.

Other Income/(Expense). For the three months ended September 30, 2010, the Company incurred other expenses of $515,176 as compared to other income of $508,205 for the three months ended September 2009, an absolute difference of $1,023,381.  The change in other income for the period ended September 30, 2010 consisted primary of $753,972 of change in fair value of warrants and derivative liabilities, and $2,720 of non-operating income, and $266,689 in interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The gain for the three months ended September 30, 2009 is mainly due to the decrease of the Company’s stock price. The loss for the three month ended September 30, 2010 is mainly due to the increase of the Company’s stock price.

Non-operating Income, net. Non-operating income for the three months ended September 30, 2010 mainly consisted of subsidy income of Shanghai Engineering from a technology support fund funded by the Shanghai Yangpu science and technology commission. There was no such subsidy in the corresponding period in 2009.

Interest Expense. Interest expense increased to $477,239 for the three months ended September 30, 2010, as compared to $210,550 for the three months ended September 30, 2009, an increase of $266,689 or 126.6%. This change is mainly due to the interest expense of $121,570 incurred for convertible notes, $140,018 for the $4,000,000 loan and $23,750 for the $1,000,000 loan of which $73,116 were offset as capitalized interest. In addition, the accretion on the convertible notes of $231,998 and amortized long term deferred financial cost of $191,458 were charged as interest expenses. The interest expenses were offset by $176,798 for interest income from the long-term accounts receivable.

Benefit/(provision) for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended September 30, 2010, the Company incurred $144,497 of income tax provision, as compared to benefit of $139,382 for the three months ended September 30, 2009, an absolute difference of $283,879. The difference is mainly due to the increase in allowance for deferred income tax assets.

Net Loss. Net loss was $853,749 for the three months ended September 30, 2010, as compared to net loss of $258,118 for the three months ended September 30, 2009, a decrease of $595,631. The net loss is mainly due to our operating loss and interest expenses.

Comparison of nine Months Ended September 30, 2009 and September 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine months ended September 30,
	2009	% of Revenue	2010	% of Revenue

REVENUES	$14,743,413	100.0%	17,447,570	100.0%

COST OF REVENUES	(11,521,307)	(78.1)%	(14,444,768)	(82.8)%

GROSS PROFIT	3,222,106	21.9%	3,002,802	17.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,027,167)	(27.3)%	(4,095,102)	(23.5)%

LOSS FROM OPERATIONS	(805,061)	(5.5)%	(1,092,300)	(6.3)%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	1,236,678	8.4%	980,617	5.6%
Change in fair value of derivative liabilities	-		847,825	4.9%
Non-operating expense, net	(44,994)	(0.3)%	1,001,780	5.7%
Interest income/(expenses)	(296,247)	(2.0)%	(1,786,380)	(10.2)%
Total other income, net	895,437	6.1%	1,043,842	6.0%

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	90,376	0.6%	(48,458)	(0.3)%

(PROVISION FOR INCOME TAXES	(8,900)	(0.1)%	(345,647)	(2.0)%

NET INCOME/(LOSS)	81,476	0.6%	(394,105)	(2.3)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	37,837	0.3%	320,890	1.8%
COMPREHENSIVE INCOME/(LOSS)	$119,313	0.8%	(73,215)	(0.4)%

Revenues. Revenue was $17,447,570 for the nine months ended September 30, 2010, as compared to $14,743,413 for the nine months ended September 30, 2009, an increase of $2,704,157 or 18.3%. The increase is mainly attributable to the increase in the number of EPC and product contracts.  In China, since our customers are facing fierce competition in their respective markets, they have had to reduce their respective selling prices in order to win business. In addition, the price of energy, such as coal, petroleum and steam, are increasing after the worldwide economic crisis. Given the increasing costs and reduced selling prices, our customers have had to increase the capacity of their manufacturing facilities, which can lead to greater efficiencies and greatly reduce costs by reducing the amount of energy generated during the production cycle. In this area, we are the major player. Accordingly, since the beginning of the 2010, we have increased our focus on EPC contracts to secure our leadership position. EPC contracts have a lower margin, but higher revenue and absolute profit. As of September 30, 2010, we have completed eight EPC contracts, as opposed to only three such contracts in the comparative period of 2009. The number of product contracts increased from 16 for the nine months ended September 30, 2009 to 20 for the same period of 2010, but average revenue per product contract decreased during the nine months ended September 30, 2010 as compared to the same period of 2009. This is mainly because our Vessel Works Division was schedule to close by the end of 2010, while our new facility was still under construction in the third quarter, so we had to out-source some smaller product contracts to ensure these contracts would be completed before our Vessel Works Division closed at the end of 2010, as well as not missing the orders from our clients.

The detailed changes are as follows:

	Nine months ended September 30,
	2009	2010	Change ($)	Change (%)
Average Revenue per Contract
Products	$634,213	$302,913	(331,300)	(52.24)%
EPC	1,532,002	1,423,663	(108,339)	(7.07)%
Average Revenue per Contract	$2,166,215	1,726,576	(439,639)	(20.30)%
Number of Contracts Completed
Products	16	20	4	25%
EPC	3	8	5	167%
Total Number of Contracts Completed	19	28	9	47%

Cost of Revenues. Cost of revenues increased to $14,444,768 for the nine months ended September 30, 2010, as compared to $11,521,307 for the nine months ended September 30, 2009, an increase of $2,923,461, or 25.4%. As a percentage of revenues, cost of revenues increased from 78.1% for the nine months ended September 30, 2009 to 82.8% for the nine months ended September 30, 2010, an increase of 4.6%. The increase is consistent with the increase of revenue for the nine months ended September 30, 2010 over the same period of 2009. It is also due to the greater number of EPC projects completed in 2010, which usually have a higher cost of revenue, especially with respect to purchased parts. In addition, for the nine months ended September 30, 2009, one of the three EPC projects just started and only the design has been finished, which had very little cost.

Gross Profit. Gross profit was $3,002,802 for the nine months ended September 30, 2010, as compared to $3,222,106 for the nine months ended September 30, 2009, a decrease of $219,304 or 6.8%.  The lower gross profit mainly resulted from different product mix for nine months ended 2010 compared with that for nine months ended 2009, as the EPC project has a lower margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,095,102 for the nine months ended September 30, 2010, as compared to $4,027,167 for the nine months ended September 30, 2009, an increase of $67,935 or 1.7%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 27.3% for the nine months ended September 30, 2009 to 23.5% for the same period in 2010, a decrease of 3.8%. The relative decrease is consistent with the increase of revenue for the nine months ended September 30, 2010 as compared to the same period of 2009. The absolute increase is the net result of increase of salary and administrative expenses and decrease of consulting fees. Firstly, salary expense increased by $476,722 or 41% for the nine months ended September 30, 2010 as compared to the same period of 2009, as a result of the addition of staff with approximately an increase of 70 employees from 2009 to 2010 and a company-wide gradual salary increases. Secondly, the consulting service fee decreased by $468,435 for the nine months ended September 30, 2010 as compared to the same period of 2009 because the Company signed an agreement with a consulting company which provide financing and marketing advisory service for the Company’s international development since July 1, 2009. There was no such service provided for the nine months ended September 30, 2010. Thirdly, the administrative expenses increased by $59,036 because of the opening of CER’s Yangzhou plant.

Loss from Operations. Loss from operations totaled $1,092,300 for the nine months ended September 30, 2010, as compared to loss of $805,061 for the same period in 2009, an increase of $287,239. The increase is mainly attributable to decrease in gross profit and increase in selling, general and administrative expenses.

Other Income/(Expense). For the nine months ended September 30, 2010, the Company generated other income of $1,043,842 as compared to $895,437 for the nine months ended September 2009, an increase of $148,405.  The change in other income for the period ended September 30, 2010 consisted primary of $591,764 of change in fair value of warrants and derivative liabilities, $1,046,774 of non-operating income, offset by $1,490,133 in interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The change in fair value of warrants decreased by $256,061 mainly due to the decrease of the Company’s stock price for the nine months ended September 30, 2010 being less than that during the corresponding period of 2009. The $847,825 of income from change in fair value of derivative liabilities is mainly due to the decrease of the Company’s stock price since those securities were issued.

Non-operating Income, net. Non-operating income for the nine months ended September 30, 2010 mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park, and income of Shanghai Engineering on technology support fund from Shanghai Yangpu science and technology commission. There was no such subsidy in the corresponding period in 2009.

Interest Expense. Interest expense increased to $1,786,380 for the nine months ended September 30, 2010, as compared to $296,247 for the nine months ended September 30, 2009, an increase of $1,490,133. This change is mainly due to the interest expense of $359,287 incurred for convertible notes, $391,890 for the $4,000,000 loan and $54,879 for the $1,000,000 loan of which $114,329 were offset as capitalized interest. In addition, the Company accretion on the convertible notes of $697,253 and amortization of long term deferred financial cost of $600,396 were charged as financial expense, offset by $237,660 for interest income from long term accounts.

Benefit/(provision) for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the nine months ended September 30, 2010, the Company incurred $345,647 of income tax provision, as compared to income tax provision of $8,900 for the nine months ended September 30, 2009, an absolute change of $336,747. The difference is mainly due to the increase in allowance for deferred income tax assets.

Net (Loss)/Income. Net loss was $394,105 for the nine months ended September 30, 2010, as compared to net income of $81,476 for the nine months ended September 30, 2009, a decrease of $475,581. It is mainly due to the Company’s operating loss for the quarter.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash generated from operations, the proceeds from the sale of equity to investors and borrowings from banks and other lenders. Our principal uses of cash have been to finance working capital, facility expansion and other capital expenditures.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our credit facilities will be sufficient to fund current business operations over at least the next twelve months. Notwithstanding our resources for operations on a going forward basis at current operating levels we will need capital for our expansion plans, including funding for the building of our proposed new plant. To improve our cash and cash requirement position, we are continuing our efforts to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine months ended September 30,
	2009 (Restated)	2010
Net cash provided by (used in) operating activities	$(5,364,697)	29,500
Net cash used in investing activities	(67,420)	(5,400,779)
Net cash provided by financing activities	5,498,780	3,762,755
Effects of exchange rate change in cash	(25)	2,460
Increase/(Decrease) in cash	66,638	(1,606,064)
Cash, beginning	6,136,403	2,386,573
Cash, ending	$6,203,041	780,509

Operating Activities

Net cash provided by operating activities was $29,500 for the nine months ended September 30, 2010 compared with net cash used in operating activities of $5,364,697 for the nine months ended September 30, 2009. The decrease of cash used in operating activities was due to the Company receiving more advance deposits from customers in 2010 than in 2009 mainly as a result of the increase of EPC contracts for the sale of finished goods and the provision of services. It is also due to the Company building and transferring a project for one customer in 2009, in which we paid all the cost during the production and did not receive any money until the project was finished in June 2010, at which time we collected money owed to us.

Investing Activities

Net cash used in investing activities was $5,400,779 for the nine months ended September 30, 2010 compared to net cash used in investing activities of $67,420 for the nine months ended September 30, 2009. The change was because the expenditures incurred in the construction of CER’s Yangzhou plant, (as described below).

On August 18, 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. The Company has been meeting the construction schedules and fulfilling the investment requirement.

Financing Activities

Net cash provided by financing activities was $3,762,755 for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $5,498,780 for the nine months ended September 30, 2009, a decrease of $1,736,025. This is because in September 2009, the Company drew down $5,000,000 in convertible notes and received a short-term bank loan of $880,200 while in 2010 the Company borrowed long-term loans in the total amount of $5,003,778, of which $360,822 has been repaid, and offset in part by a repayment of a short-term bank loan of $880,200. This amount is for Yangzhou plant construction and operating usage.

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

Contractual Obligations

Table Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Investment capital commitments	14,120,000	14,120,000	-
Operating leases	66,309	66,309	-
Long term loans	4,544,465	3,540,687	1,003,778
Convertible notes	4,659,381	4,659,381	-
Purchasing obligations	4,528,016	4,528,016	-
Total	27,918,171	26,914,393	1,003,778

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the fiscal year, based on the evaluation of our disclosure controls and procedures as of September 30, 2010, management concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting..

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A Risk Factors

Not Required.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CHINA ENERGY RECOVERY, INC.

April 18, 2011	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer and acting Chief Financial Officer (Principal Financial Officer)