Form 10-K
period 2010-12-31
China Energy Recovery, Inc.
filed 2011-04-19
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 2010
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
Yes ☐                  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $11,983,530  [as computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed first fiscal quarter.]

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

PART I

Item 1 Business

Overview of Our Business

China Energy Recovery, Inc. (the "Company," "we," "us," or "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. A majority of the manufacturing takes place at the Company's leased manufacturing facilities in Shanghai, China. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the system is assembled and installed. The Company has primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. Since inception, the Company has installed over 122 energy recovery systems both in China and internationally. The Company mainly sells its energy recovery systems and services directly to customers.

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

Effective February 5, 2008, we changed our name to China Energy Recovery, Inc. and conducted a 1-for-9 reverse stock split of our issued and outstanding capital stock pursuant to which each nine shares of our common stock issued and outstanding on the record date of February 4, 2008 were converted into one share of our common stock. We had 84,922,000 shares of common stock issued and outstanding immediately prior to the reverse stock split and 9,435,780 shares thereafter.

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

On April 16, 2008, we conducted a 1-for-2 reverse stock split of our issued and outstanding capital stock pursuant to which each two shares of our common stock issued and outstanding on the record date of April 15, 2008 were converted into one share of our common stock. We had 50,949,959 shares of common stock issued and outstanding immediately prior to the reverse stock split and 25,474,980 shares thereafter.

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

Before December 3, 2008, all of our operations were conducted through Hi-tech and its affiliated companies. Hi-Tech was engaged in the marketing and sale of energy recovery systems which were designed, manufactured and installed by affiliated companies. Hi-tech had entered into contractual relationships with two entities incorporated in Shanghai, China: Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental"). Each of Shanghai Engineering and Shanghai Environmental was considered a "variable interest entity" and their respective financial information was consolidated with Hi-tech's pursuant to the Accounting Standard Codification (“ASC”) 810-10. Hi-tech entered into contractual relationships with Shanghai Engineering and Shanghai Environmental to comply with Chinese laws regulating foreign-ownership of Chinese companies. Shanghai Engineering is engaged in the business of designing, manufacturing and installing energy recovery systems. All manufacturing is done by Vessel Works Division pursuant to a cooperative manufacturing agreement between Shanghai Engineering and Vessel Works Division's parent, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"), as further described below. Vessel Works Division holds important permits for the manufacturing and installation of boilers used in our energy recovery systems. Shanghai Environmental is not an operating company but it served in the past as a vehicle for arranging sales and maximizing tax benefits. We did not use Shanghai Environmental for these purposes during our 2010 fiscal year and do not intend to do so in the future, hence we dissolved Shanghai Environmental in 2010. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who is one of our directors.

On December 3, 2008, as a part of our reorganization, all of the material contracts between Hi-tech and Shanghai Engineering and between Hi-tech and Shanghai Environmental were transferred to CER Hong Kong. Since that date, CER Hong Kong has been engaged in the marketing and sale of energy recovery systems which are designed, manufactured and installed by its subsidiaries and affiliated companies. These material contractual relationships consist of:

•
Consulting Services Agreements - These agreements allow CER Hong Kong to manage and operate Shanghai Engineering and Shanghai Environmental, and collect the respective net profits of each company. Under the terms of the agreements, CER Hong Kong is the exclusive provider of advice and consultancy services to Shanghai Engineering and Shanghai Environmental, respectively, related to the companies' general business operations, human resources needs and research and development, among other things. In exchange for such services, each of Shanghai Engineering and Shanghai Environmental must pay to CER Hong Kong such company's respective net profits. CER Hong Kong will own all intellectual property rights developed or discovered through research and development in the course of providing services under the agreements but will grant a license to use such intellectual property back to the respective company if necessary to conduct the business. Each of Shanghai Engineering and Shanghai Environmental are required to cause their respective shareholders to pledge such shareholders' equity interests in the respective companies to secure the fee payable by Shanghai Engineering and Shanghai Environmental, respectively, under the agreements. The agreements contain affirmative covenants requiring each of Shanghai Engineering and Shanghai Environmental to take certain actions, such as (but not limited to) delivering periodic financial reports to CER Hong Kong. The agreements also contain negative covenants preventing each of Shanghai Engineering and Shanghai Environmental from taking certain actions such as (but not limited to) issuing equity, incurring indebtedness and changing its business. The agreements are effective until terminated and they may be terminated by CER Hong Kong for any or no reason and by either party for reasons explicitly set forth in the agreements, including (but not limited to) a breach by the other party or the other party's becoming bankrupt or insolvent. The parties may not assign or transfer their rights or obligations under the respective agreements without the prior written consent of the other party, except that CER Hong Kong may assign its rights or obligations under the agreements to an affiliate.

•
Operating Agreements - The parties to each of these agreements are CER Hong Kong, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. Under the agreements, CER Hong Kong guarantees the contractual performance by each company under any agreements with third parties, in exchange for a pledge by each of Shanghai Engineering and Shanghai Environmental of all of its respective assets, including accounts receivable. CER Hong Kong has the right to approve any transactions that may materially affect the assets, liabilities, rights or operations of each company and provide, binding advice regarding each company's daily operations, financial management and employment matters, including the dismissal of employees. In addition, CER Hong Kong has the right to recommend director candidates and appoint the senior executives of each company. The agreements expire 10 years from execution unless renewed. CER Hong Kong has the right to terminate each of the agreements upon 30 days' written notice but Shanghai Engineering and Shanghai Environmental do not have the right to terminate their respective agreement during its term. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering and Shanghai Environmental, respectively. Shanghai Engineering and Shanghai Environmental may not assign their rights or obligations under the respective agreements without the prior written consent of CER Hong Kong.

•
Proxy Agreements - CER Hong Kong has entered into proxy agreements with all of the shareholders of each of Shanghai Engineering and Shanghai Environmental under which the shareholders have vested their voting power of the companies in CER Hong Kong and agreed to not transfer the shareholders' respective equity interests in the two companies to anyone but CER Hong Kong or its designee(s). The agreements do not have an expiration date. CER Hong Kong has the right to terminate each of the agreements upon 30 days' written notice but the shareholders may not terminate the agreements without CER Hong Kong's consent.

•
Option Agreements - The parties to each of these agreements are CER Hong Kong, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. The shareholders of each of Shanghai Engineering and Shanghai Environmental have granted CER Hong Kong or its designee(s) the irrevocable right and option to acquire all or a portion of such shareholders' equity interests in the two companies. The shareholders have also agreed not to grant such an option to anyone else. The purchase price for a shareholder's equity interests will be equal to such shareholder's original paid-in price for such equity interest. Pursuant to the terms of the agreements, the shareholders and each of Shanghai Engineering and Shanghai Environmental have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreement. The agreements expire 10 years from execution unless renewed. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering, Shanghai Environmental and the shareholders, respectively. Shanghai Engineering, Shanghai Environmental and the shareholders, respectively, may not assign their rights or obligations under the respective agreements without the prior written consent of CER Hong Kong.

•
Equity Pledge Agreements - The parties to each of these agreements are CER Hong Kong, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. The shareholders of each of Shanghai Engineering and Shanghai Environmental have pledged all of their respective equity interests in the two companies to CER Hong Kong to guarantee each of Shanghai Engineering and Shanghai Environmental performance of these companies' respective obligations under the Consulting Services Agreements. The pledge expires two years after the obligations under the Consulting Services Agreements described above are fulfilled. CER Hong Kong has the right to collect any and all dividends paid on the pledged equity interests. Pursuant to the terms of the agreements, the shareholders and each of Shanghai Engineering and Shanghai Environmental have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreement. Upon an event of default under the agreements, CER Hong Kong may vote, control, sell or dispose of the pledged equity interests and may require the shareholders to pay all outstanding and unpaid amounts due under the Consulting Services Agreement. Pursuant to the terms of the agreements, the shareholders have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreement. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to the shareholders. The shareholders may not assign their rights or obligations under the respective agreements without the prior written consent of CER Hong Kong.

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the quarterly payment is allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period.

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

In August 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. Phase one construction of the plant was completed and began operating in January 2011. Phase two is under construction and anticipated to be completed in 2012. As a result, the company’s production function is now split between Vessel Works Division and CER Yangzhou. We are in the process of transferring the production function from Vessel Works Division to CER Yangzhou and expect to be finished by end of April 2011.

The following is an organizational chart setting forth the current status of the Company's subsidiaries and affiliated companies as of December 31, 2010:

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

We have developed and commercialized our proprietary customized energy recovery technologies and solutions to cost-effectively reduce pollution and capture the waste heat released by our customer's industrial processes. Our energy recovery systems can help our customers improve their energy use efficiency. For example, our energy recovery systems applied in sulfuric acid manufacturing processes can produce as much as three times the usable energy from the same fuel by recovering otherwise lost energy and reusing it in the manufacturing processes directly or to further generate electrical power, which may allow customers to slash energy expenditures by up to two-thirds. Additionally, these systems can reduce harmful emissions resulting from certain types of sulfuric acid manufacturing processes that otherwise would have been released into the atmosphere. Other benefits include our customers' ability to sell carbon credits, reduction of flue gas and equipment sizes of all flue gas handling equipment such as fans, stacks, ducts, and burners, and a reduction in auxiliary energy consumption.

The most notable target customers for our energy recovery systems are major types of industrial manufacturing facilities, such as chemical plants, petrochemical plants, paper manufacturing plants, oil refineries, etc. These types of customers generally operate manufacturing equipment that release waste heat into which our energy recovery systems can be implemented and integrated to capture such waste heat for direct reuse or, if connected with steam-driven turbines, to produce electricity.

In March 2010, the Chinese People's Political Consultative Conference (“CPPCC”) and National People's Congress (“NPC”) convened, during which the number one proposal on low carbon: Suggestion On Promotion of Low Carbon Life and Improve Social Sustainable Development, proposed by Jiu San Society, was highly received by the NPC and CPPCC; over 10% proposals of CPPCC and NPC were related to low carbon issues. The Government Work Report of 2009, issued by Premier Wen Jiabao, addressed that Energy Saving and Environmental Protection is one of the nine principal focuses of the government in 2010, which means low carbon will be a State Strategy in the near future. The issues mentioned above implied that the energy saving industry should experience significant growth over the next few years. Furthermore, at the Copenhagen Climate Conference, Premier Wen Jiabao announced that China would decrease carbon emission by 40%-45% in 2020, as compared with 2005, which is further evidence that the energy saving industry should experience significant growth in the near future in China, which should benefit CER to in growing its business in the domestic Chinese market.

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

These problems have resulted in the realization that the world must both increase the efficiency of its utilization of fossil fuels and decrease its reliance upon them. Environmental issues related to fossil fuel combustion arose first during the 1980s with the advent of acid rain, a product of the sulfur and nitrogen emissions from fossil fuel combustion. Power plants were forced by legislation and economic measures to control these emissions. However it is the recognition of global warming that presents the most serious challenge because carbon dioxide exists at much higher levels in the fuel gases of power plants and major types of industrial manufacturing facilities than sulfur dioxide and nitrogen oxides.

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

China Market Overview

Booming economic growth and rapid industrialization has spurred demand for electric power in China over the previous few years. For example, by the end of 2010, China's total installed generating capacity reached 960GW, an increase of more than 10% over the capacity at the end of 2009. Due to the expansion of energy intensive industrial sectors such as steel, cement, coal, petrol and chemicals, China's energy consumption has been growing faster than the country's gross domestic product ("GDP") and thus causing a shortage of electricity and coal and blackouts in over 20 of the country's 32 provinces, autonomous regions and municipalities. With the rapid modernization and industrialization of the country's economy, according to the International Energy Agency, China needs to add 1,300 GW to its electricity-generating capacity, more than the total installed capacity currently in the United States, to meet its demands over the next several years. We predict that the result of this massive increase in electric generation capacity will be a rapid rise in harmful emissions. China has already surpassed the United States to become the world's largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its energy needs.

In 2010, China's primary energy consumption was 3.25 billion tons of standard coal, an increase of 6% compared to that of 2009. China has become one of the world's major energy consumers. However, China has tried to reduce energy intensity to some extent. The energy consumption per GDP fell 4%. It is predicted that China will reach total electricity consumption of 4.6 trillion kwh, an increase of 9.5%; coal consumption of over 3.5 billion tons; crude oil consumption of 0.46 billion tons; natural gas consumption will maintain rapid growth and the total consumption is expected to reach 120-130 billion cubic meters.

The Chinese government principally encourages the setup of large-scale companies in energy intensive industries such as chemicals, petrol and coal.  Therefore we would expect a general decrease in the number of smaller-scale companies in  this related industry. We intend to develop the market opportunities to cooperate with these large companies for our future development.

In October 2010, the State Council announced that China will continue to focus on supporting and developing the strategic new industries, such as energy-saving, new energy, high-side equipment manufactory industries.  The government encourages energy recycling and recovery to increase the efficiency of energy utilization. The goal is to increase the GDP of such strategic new industries to 8% and 15% of the total GDP, for the years ending 2015 and 2020, respectively.

In November 2010, the State Council approved  development plans for energy-saving and environmental protection industries. The government addressed the support of development of high-efficiency energy-saving techniques and equipment, including our waste-heat energy recovery systems. We predicted that China will launch a series of technological and fiscal support policies to further promote the healthy growth of such industries.

In December 2010, a Chinese senior government official reiterated at the Cancun Conference that China intends to fulfill the goal of reducing the intensity of carbon dioxide emissions per unit of GDP in 2020 by 40 to 45 percent compared with 2005 levels, in order to address global climate change. From 2001 to 2005, the 10th five year plan, China realized an annual increase of GDP by 9.8% with increase of energy by10.4%. From2006 to 2010, the 11th five years, China realized an annual increase of GDP by 10.2% with increase of energy by 6.8%, which represented China’s rapid growth in investment of new energy and great improvement in energy utilization efficiency.

China would include the low-carbon targets in the 12th five-year plan for national economic development (2011-2015) to build an energy-saving, ecologically friendly society, the commission said.

In February 2011, Ministry of Industry and Information Technology announced that China will continue to encourage the energy-saving industries, to accelerate the development of recycling economics, recovery industries and energy-saving equipments. The supporting measures will be launched in order to reduce energy utilization and mitigate the release of harmful emissions.

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

Barriers to entry for the production of high grade energy recovery systems have resulted in a majority of the global sales for energy recovery systems being generated by a few large players. These industry participants focus on large scale projects leaving many intermediate opportunities for companies such as ours. The largest of these global players include Babcock-Hitachi (Japan), Foster Wheeler (USA), and Mitsubishi Heavy Industries (Japan). The major players in China include Dong Fang Boiler Group, Wuhan Boiler, Hangzhou Boiler Group, and Anshan Boiler.

We are principally engaged in designing, manufacturing, installing and servicing fully-customized energy recovery systems. While most of our competitors only offer one or two off-the-rack models, we develop products across varying specifications to best suit each customer's needs and objectives. Our products can recycle as much as 70% of the energy that would otherwise have been lost.

We believe that our products enable our customers to achieve substantial gains in energy efficiency and we continue to carry out research and development activities along with the design and engineering activities for customers’ projects to enhance efficiencies and decrease environmental impact. We employ approximately 100 highly trained engineers in our engineering team and are planning to hire more.

We have targeted our products at industrial sectors with significant amounts of waste heat. These sectors include:

☐	Chemical and Petrochemical Industries;
☐	Paper Manufacturing;
☐	Refining Industry; and
☐	Coking Industry.

We differentiate ourselves from our competitors by specializing in energy recovery systems and being one of the few players in the market capable of providing engineering, procurement and construction ("EPC") services for waste heat recovery (as further described below under the caption "Products and Technology"). Although we have the capacity and ability to provide EPC services, it was relatively rare that a customer requested such services. For example, we entered into three EPC contracts in 2007 and 2008. The number of EPC contracts increased to four and eight in 2009 and 2010, respectively. The revenue generated from EPC contracts increased from 43.6% to 56.2% of the total revenue in year 2010. We believe that we are currently a dominant player in energy recovery systems to sulfuric acid manufacturers in China. We believe that energy recovery systems for sulfuric manufacturing are the most difficult to design and engineer due to the strong corrosive character of the sulfuric acid.

By the end of 2010, phase one of our newly built first class manufacturing facility in Yangzhou, China was completed. Starting from 2011, our new facility will significantly boost our production capability, lower the production costs and provide us the opportunity to expand our participation as a supplier of high-performance energy recovery systems to industry located in China and around the world.

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

Manufacturing

We operated a manufacturing facility, owned by Shanghai Si Fang through Shanghai Engineering in Shanghai, China. The facility occupies approximately 10 acres (4 hectares) of land with approximately 9,000 square meters of manufacturing space and storage. We employed a team of 230 skilled workers, technicians and quality assurance personnel at the manufacturing facility. Our employees utilize a vast array of equipment including lathes, drills, metal cutting machines, forging equipment, handling equipment (cranes), welding machines, and testing equipment. A majority of the equipment is leased from Shanghai Si Fang pursuant to the cooperative manufacturing agreement described above. This equipment will remain the property of Shanghai Si Fang when the agreement expires. Shanghai engineering does not own the facility but leases it from Shanghai Si Fang.

In August 2009, we started to build our new manufacturing base in Yangzhou Auto Industry Park, Jiangsu Province. The new factory will occupy approximately 37.5 acres (15 hectares) of land with approximately 90,000 square meters of manufacturing space and storage., with a total investment is about $60 million. Total registered capital of the Yangzhou Company is $20 million. One special railway is planned from Yizheng railway station leading directly to the plant. Meanwhile, there are three ports adjoining the Park: Yangzhou Port, Yizheng Liquid Dock of Nanjing Port Inc. and Yihua Port. Our objective is to construct a facility for the manufacturing of energy-saving and highly effective waste heat boilers, and also for the manufacturing of pressure vessels and other equipment, forming the capability of manufacturing Level-A boilers and Class I, II and III pressure vessels. Our plan is to establish CER (Yangzhou) as a world-class international manufacturing facility of waste heat equipment, in both products and technology. We plan to make highly efficient energy-saving products, using advanced manufacturing processes and equipment, We intend for this manufacturing facility to embody a completely new look of a modern factory, thus making the Company more competitive, while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. In January 2011, phase one construction of the plant was completed. The phase one facility is about 14,000 square meters.  Many advanced pieces of equipment have been installed in the new factory. The new facility significantly expands our ability to accept new orders and will speed delivery of large-scale waste heat systems for new and retro-fitted industrial plants located in China and overseas.

As a result, our production facilities are currently contained in both Vessel Works Division and CER Yangzhou. We will complete the transfer of the production function from Vessel Works Division to CER Yangzhou at the end of April 2011. Phase two is under construction and anticipated to be complete in 2012.

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

We plan on entering into marketing partnerships and licensing deals that will enable us to reach a boarder segment of the market. We believe that there is significant opportunity in international markets such as the Middle East, the United States, Europe and Latin America, and we intend to enter these markets through partnerships. Additionally, we will look to expand into new industrial sectors through partnerships with leading engineering firms that specialize in specific industry groups.

Products and Technology

We have four main service offerings available to our customers, of which the first three generate the majority of our revenue stream:

☐
Fabrication. We have highly-trained manufacturing teams capable of building high quality energy recovery systems in a timely fashion. All of our energy recovery systems are of modular design with a high degree of factory assembly. With modular construction, site welds on heat exchanger pressure parts are kept to a minimum. We design all energy recovery systems we manufacture to protect our brand. We collect a one-time fee for the fabrication of each of our units. Of the approximately 110 unique customers who have purchased energy recovery systems from us, more than 25% of them have also purchased some of the other three major services that we offer which are auxiliary to our fabrication services, or have returned to us for new projects.

☐
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

☐
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

☐
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

☐
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

☐
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

Customers

We have provided approximately 110 unique customers with energy recovery systems, and more than 25% of these customers have purchased multiple other products and services from us such as design and implementation services. Our customers are mainly industrial manufacturers, such as chemical plants, paper manufacturers and industrial engineering firms. Our energy recovery systems are currently deployed and being deployed in a variety of international markets, including Saudi Arabia, Egypt, Pakistan, Korea, Vietnam and Malaysia, as well as in 20 of China's 32 provinces, including Yunnan, Jiangsu, Shandong, Sichuan, Hunan and Hubei.

Because of the nature and long life of our energy recovery systems, a majority of our sales are from new customers when comparing our customer base from year to year. However, we do receive repeat business from previous customers, especially those in China, when they are expanding their capacities or building new plants. For the years ended December 31, 2009 and 2010, our five largest customers accounted for 69% and 60% of our sales, respectively. Receivables from these five customers were 66% and 5% of total accounts receivable at December 31, 2009 and 2010, respectively. Our large customers may not be the same from year to year. It represents the revenue recognized in excess of the amount billed based on the percentage of completion method. Therefore, we do not believe that we are dependent upon any specific major customer to continue our current level of sales.

Intellectual Property and Other Proprietary Rights

The Chinese State IPR Office has authorized and granted the following patents to Shanghai Engineering and CER Shanghai on various components of our energy recovery systems:

Patent Type	Patent Name	Expiration Date
Utility model	Drum-type sectional ache fire tube boiler made by sulphur	5/6/2013
Utility model	Double drum-type fire tube exhaust-heat boiler which shares one steam dome	11/6/2013
Utility model	Improvement of tube compensator breed which makes ache fume	11/6/2013
Utility model	Improvement of protective casing tube	11/6/2013
Utility model	Triple drum-type fire tube exhaust-heat boiler which shares one steam dome	1/30/2015
Utility model	Spray pump synthesizing tower	8/30/2017
Invention	Chlorosulfonic acid preparation new craftwork and equipment	8/30/2017
Utility model	Cement kiln forced-circulated waste heat recovery boiler	4/2/2019
Utility model	The center pipe smoke double disc regulator	4/16/2019
Utility model	Steam air reactor	3/28/2020

CER Shanghai has submitted the following patent applications to the Chinese State IPR Office, which are currently pending authorization:

Patent Type	Patent Name	Application Date
Utility model	Feed water type diluter	6/2/2010
Utility model	Inspection device for leaking	6/2/2010
Utility model	Steam drainage device	6/2/2010

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

We employ approximately 100 highly trained engineers at our Shanghai, China facilities who are engaged in refining the core technology for our energy recovery systems, developing our intellectual property rights, enhancing energy efficiencies and decreasing environmental impact for our customers. Our engineers carry out development activities alongside with the design work for our customers’ projects and the expenses associated with our research and development activities are passed along to our customers as part of the price paid for our products and services. However, since expenses incurred in research and development are immaterial, we do not record research and development expenses as a separate line item in our financial statements. Shanghai Engineering has a portfolio of core Chinese patents on various components of our energy recovery systems as described above.

Our Business Strategy

We have established a three-phase growth strategy:

☐
Phase One. During the first phase of our growth strategy, we will continue to fulfill our current orders while growing our domestic Chinese business. During this time, we intend to establish long-term strategic purchasing agreements with suppliers that provide key raw materials.

☐
Phase Two. The second phase of our growth strategy involves increased expenditures that will support our growth. We have completed the first phase of the construction of our first owned manufacturing facility, which we believe will increase our profit margins and efficiency. We also intend to invest in specialized equipment to further increase the efficiency of our manufacturing process. While these capital expenditures are underway, we expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized talents to our engineering and design team. We also anticipate recruiting an international sales and marketing team to assist in international market expansion.

☐
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

Raw Materials and Principal Suppliers

We do not currently have any long-term supply agreements. We do not believe that we are reliant on our current suppliers. We believe that we could substitute other suppliers if needed. Our five largest suppliers (by value) supplied approximately 29% of our raw materials in 2010.

Employees

As of December 31, 2010, we had approximately 470 employees, all of who are full time employees. Of these, approximately 100 are engineering and technical personnel. We expect to continue to add additional personnel, especially engineers, in 2011 and beyond to support our anticipated growth.

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

Governmental Regulation

The manufacture of boilers and pressure vessels used in our energy recovery systems is subject to licensing requirements imposed by the Chinese national government, as well as regional and local governments, depending on the type of license needed. Shanghai Si Fang conducted all our manufacturing operations before 2011 and obtained all required licenses. In January 2011, CER Yangzhou also obtained all required licenses and will take over all our manufacturing function starting approximately in May 2011. Boilers and pressure vessels manufactured without such licenses are not allowed to be sold in China. To qualify for a license, a manufacturer must (a) be a legal entity registered with the local government; (b) have a production facility, equipment, technical expertise, and inspection and testing capabilities suitable for producing boilers and pressure vessels; (c) establish and maintain an effective quality assurance system; and (d) manufacture the boilers and pressure vessels in accordance with the requirements of the applicable safety and technical standards.

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

The installation and construction of our energy recovery systems at our clients' locations are subject to environmental laws applicable to construction projects generally. As part of the procedure for obtaining a construction project building permit, we must submit an environmental impact statement for each construction project which assesses the pollution the projects is likely to produce, its impact on the environment, and which stipulates preventive and curative measures. The issuance of a building permit is conditioned on the approval of the environmental impact statement.

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

We currently sell a substantial portion of our energy recovery systems to companies in either the chemical or paper manufacturing sectors. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

☐	Decreased demand for the products of these manufacturing sectors;
☐	Advances in the manufacturing processes of these sectors that could eliminate the economic feasibility of our technology; and
☐
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

The marketing, distribution and sale of our products expose us to a number of risks, including, but not limited to:

☐	Increased costs associated with maintaining marketing efforts in various parts of China and various countries;
☐	Marketing campaigns that are either ineffective or negatively perceived in one or more countries and/or across one or more industry sectors;
☐	Difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;
☐	Inability to obtain, maintain or enforce intellectual property rights; and

☐	Trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

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

We do not have currently any employment agreements with our key personnel, including our chief Executive Officer; therefore such key personnel may voluntarily terminate their employment at any time. There is no guarantee that we will be able to retain the services of these, or other, individuals on reasonable terms or at all. We do not currently maintain any "key man" life insurance with respect to any of such individuals.

Our inability to obtain capital, use internally generated cash, or use shares of our capital stock or debt to finance future expansion efforts could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of capital stock to consummate expansions will depend on the market value of our capital stock from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use capital stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. The higher gearing ratio may make us more difficult to perform debt finance in the future. Raising external capital in the form of debt could also require periodic interest payments that could hinder our financial flexibility in the future. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash, or (c) use shares of capital stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement. On December 31, 2010, the Company entered into a loan agreement with the lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interests are due September 29, 2012.

Our future success substantially depends on our ability to significantly increase our manufacturing capacity. Our ability to achieve our capacity expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly increase our manufacturing capacity. If we are unable to do so, we may be unable to expand our business, decrease our average cost per watt, maintain our competitive position and improve our profitability. Our ability to establish additional manufacturing capacity for future expansion is subject to significant risks and uncertainties on funding. We may be unable to raise the necessary capital to complete the remaining phase of construction of our manufacturing base in Yangzhou or further initiate a new manufacturing facility. We may be unable to acquire the appropriate permits to allow construction of a new manufacturing facility, or engage a company qualified to construct our manufacturing facility at a reasonable price, or at all.

We may not be able to manage our expansion of operations effectively and if we are unable to do so, our profits may decrease.

The trend towards mitigating the effect of global warming and the enactment of new environmental protection policy greatly increased the demand for our products and services. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase our manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We will also need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. As a result, our results from operations may decline.

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

As of today, we held a total of ten issued patents in China. We do not have, and have not applied for, any patent for our proprietary technologies outside of China although we have sold, and expect to continue to sell, a substantial portion of our products outside of China through the local contractors. Because the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries to which we sell our products. If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected. If we are required to stop selling such allegedly infringing products, obtain a license and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations and financial condition may be materially and adversely affected.

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

Our financial statements are expressed in U.S. dollars but our functional currency is Renminbi. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. To the extent we hold assets denominated in U.S. dollars, any appreciation of the Renminbi against the U.S. dollar could result in a charge to our income statement. On the other hand, a decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our stock.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 25% appreciation of the Renminbi against the U.S. dollar as of December 31, 2010 since the change in policy. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, to the extent that we need to convert U.S. dollars we received in a financing into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Fluctuation in steel price may continue to increase the level of our earnings volatility and reduce our profitability.

Steel is a major raw material of our products. Fluctuation in the price of steel may greatly affect the cost of goods sold. If we are unable to increase our selling price, to the same extent as the price of steel increases, the level of our earnings volatility would increase and our profitability would decline, which would materially and adversely affect our business, financial condition and results of operations.

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

The Chinese government restricts foreign investment in the manufacturing business in China. Accordingly, we operate our business in China through our indirect wholly-owned Chinese subsidiary, CER Hong Kong, which in turn has entered into contractual arrangements with Shanghai Engineering and Shanghai Environmental for the design, manufacturing and installation of energy recovery systems. Since Shanghai Environmental was dissolved in year 2010 and we will transfer our production function to CER Yangzhou from Vessel Works Division, which was controlled by Shanghai Engineering, we no longer need to enforce, retain or renew these contracts with Shanghai Environmental and Shanghai Engineering. The risk of conducting business by means of contractual agreements will be remote from year 2011.

Our contractual arrangements with Shanghai Engineering and their respective shareholders may not be as effective in providing control over these entities as direct ownership.

Because Chinese law limits foreign equity ownership in companies in China, we operate our business through affiliated Chinese company, Shanghai Engineering. We have no equity ownership interest in Shanghai Engineering and rely on contractual arrangements to control and operate such entity and its business. This contractual arrangement may not be as effective in providing control as direct ownership. For example, Shanghai Engineering could fail to take actions required for our business despite their contractual obligation to do so. If Shanghai Engineering fails to perform under its agreement with us, we may have to rely on legal remedies under Chinese law to enforce it, which may not be effective. In addition, we cannot assure you that Shanghai Engineering's respective shareholders would always act in our best interests.

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

Our common stock is currently quoted on the Pink Sheets trading system. The Pink Sheets is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The Pink Sheets tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the Pink Sheets as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

☐	The lack of readily available price quotations;
☐	The absence of consistent administrative supervision of "bid" and "ask" quotations;
☐	Lower trading volume;
☐	Market conditions;
☐	Technological innovations or new products and services by us or our competitors;
☐	Regulatory, legislative or other developments affecting us or our industry generally;
☐	Limited availability of freely-tradable "unrestricted" shares of our common stock to satisfy purchase orders and demand;
☐	Our ability to execute our business plan;
☐	Operating results that fall below expectations;
☐	Industry developments;
☐	Economic and other external factors; and
☐	Period-to-period fluctuations in our financial results.

In addition, the value of our common stock could be affected by:

☐	Actual or anticipated variations in our operating results;
☐	Changes in the market valuations of other companies operating in our industry;
☐	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
☐	Adoption of new accounting standards affecting our industry;
☐	Additions or departures of key personnel;
☐	Introduction of new services or technology by our competitors or us;
☐	Sales of our common stock or other securities in the open market;
☐	Changes in financial estimates by securities analysts;
☐	Conditions or trends in the market in which we operate;
☐	Changes in earnings estimates and recommendations by financial analysts;
☐	Our failure to meet financial analysts' performance expectations; and
☐	Other events or factors, many of which are beyond our control.

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

As of December 31, 2010, we had 200,000 shares of our Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock outstanding. Also, all of the warrants issued in the Financing, currently exercisable into 3,357,450 shares of common stock, remain outstanding.

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

Mr. Qinghuan Wu, who is our Chairman of the Board and Chief Executive Officer, is also an Executive Director of each of Shanghai Engineering and Shanghai Environmental. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu and his spouse, Mrs. Jialing Zhou, who is one of our directors. Conflicts of interest may arise between his duties to our company and his duties to Shanghai Engineering, or his interest as an owner of Shanghai Engineering. As Mr. Qinghuan Wu is a director and executive officer of our company, he has a duty of loyalty and care to us under Delaware law when there are any potential conflicts of interest between our company and Shanghai Engineering and Shanghai Environmental. We cannot assure you that when conflicts of interest arise, Mr. Qinghuan Wu will act completely in our interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Qinghuan Wu could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Qinghuan Wu, we would have to rely on legal proceedings, which could disrupt our business.

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

Currently, Mr. Qinghuan Wu directly owns approximately 37% of our currently outstanding common stock (including the shares escrowed in the Share Exchange; and beneficially together with his spouse approximately 64%). In addition, he is also our Chairman of the Board, Chief Executive Officer and Acting Chief Financial officer. The interests of Mr. Qinghuan Wu may differ from the interests of other stockholders. As a result, Mr. Qinghuan Wu has the ability to significantly impact all corporate actions requiring stockholder approval, including the following actions:

☐	Election of our directors;
☐	The amendment of our organizational documents; and
☐	The merger of our company or the sale of our assets or other corporate transaction; and

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

In 2010, we strengthened our internal control and reviewed corporation governance and financial related issues and have improved the financial reporting systems as we have previously restate the financials for fiscal 2008 and 2009. During our assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2009, we found that some of our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations. We also lack qualified resources to perform our internal audit functions properly. However, we did take some actions to remediate these weaknesses in 2010.

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

Further, because some members of the management team have limited or no experience operating a publicly-traded company, we are continuously keeping recruit, hire, train and retain additional financial reporting, internal controls and other personnel to develop and implement appropriate internal controls and reporting procedures. This may be time consuming, difficult and costly for us.

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

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. to lease space to serve as our new main office and design and engineering center in China. The lease term began on March 1, 2009 and ended on February 28, 2011. The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments. The rental expense is recorded on a straight-line basis.CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009, and has also paid the second year’s rental fee in the amount of $851,525 in February 2010.The Company has amortized the total rental fee using straight-line method over the 2-year lease period.

On March 30, 2011, CER Shanghai exercised the purchase option with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. The total purchase price of the building is $7,392,770 (RMB 48,486,224), which represents the price of the building and related land use right. CER Shanghai paid cash of $1,174,226 (RMB 7,698,697) and bank acceptance of $747,361 (RMB 4,900,000) on March 31, 2011. The maturity date of the bank acceptance shall be no later than October 10, 2011. The remaining payment will be made after March 30, 2011, by means of cash or bank acceptance according to the contract.

Through a contractual arrangement with Shanghai Engineering, our subsidiary Shanghai Engineering currently operates a manufacturing facility in Shanghai, China. The facility occupies approximately 10 acres (4 hectares) of land with 191,300 square feet of manufacturing space and storage. The manufacturing equipment includes cranes, press bending machines, cutting machines, welding machines, lathes, air compressors and other equipment. Shanghai Engineering does not own the manufacturing facility but operates it pursuant to the terms of a cooperative manufacturing agreement with Shanghai Si Fang. Pursuant to the agreement, Shanghai Si Fang leases its subsidiary Vessel Works Division to Shanghai Engineering.

On August 18, 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong plans to build a new manufacturing facility. The planned facility is part of the Company’s business plan for expanding its production capacity and to develop additional demand for its products within China and from overseas. Phase one construction of the plant was completed in January 2011. Phase two is under construction and anticipated to be complete in 2012.

Our production facilities are currently held in both Vessel Works Division and CER Yangzhou. We will complete the transfer of the production function from Vessel Works Division to CER Yangzhou by end of April 2011.

Item 3   Legal Proceedings

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 4 [Reserved]

PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted since May 20, 2010 under the symbol "CGYV.PK" on the Pink Sheets.  Prior to May 20, 2010, the common stock was quoted on the OTC:BB under symbol “CGYV.OB”, until trading was terminated because of the delinquency in the Company’s SEC reporting obligations. The following table sets forth, for the periods indicated the high and low bid prices of our common stock as reported on the OTC:BB and Pink Sheets and adjusted for stock splits.

Period	High	Low
2011
First Quarter	$1.25	$0.80
2010
Fourth Quarter	$1.40	$0.32
Third Quarter	$0.55	$0.21
Second Quarter	$0.8	$0.15
First Quarter	$1.05	$0.59
2009
Fourth Quarter	$1.25	$0.85
Third Quarter	$1.72	$0.85
Second Quarter	$2.03	$1.46
First Quarter	$2.20	$1.15

As of March 31, 2011, the last reported sales price on the Pink Sheets for our common stock was $1.07 per share. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 31, 2011, we had approximately 91 shareholders of record of our common stock. However, we currently believe that there are approximately an additional 200 shareholders who beneficially hold their shares through street name.

Dividends

We have not declared any dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant.

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	6,422,728	$2.03	272,500
Total	6,422,728	$2.03	272,500

Item 6   Selected Financial Data

Not applicable.

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2009 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

As a result of the Share Exchange, our business operations consist of those of Poise Profit's Chinese subsidiary, Hi-tech, which was subsequently transferred to CER Hong Kong on December 3, 2008. CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

CER Hong Kong carries out its operations through its subsidiary CER Shanghai, CER Yangzhou and an affiliated entity with which CER Hong Kong has a contractual relationship, Shanghai Engineering. Shanghai Engineering's manufacturing activities are carried out by Vessel Works Division located in Shanghai, China, through a lease agreement with Vessel Works Division's owner. The term “Company” refers to the group of companies described above.

The energy recovery systems that we produce capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, which allow industrial manufacturers to reduce a portion of their energy costs, shrink their emissions and potentially generate saleable emissions credits. We have primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment and help control their pollution output. We have installed more than 122 energy recovery systems throughout China and in a variety of international markets.

In October 2010, the State Council announced that China will continue to focus on supporting and developing the strategic new industries, such as energy-saving, new energy, high-side equipment manufacturing industries.  The government encourages energy recycling and recovery to increase the efficiency of energy utilization. The goal is to increase the GDP of such strategic new industries to 8% and 15% of the total GDP, for the years 2015 and 2020, respectively. In February 2011, Ministry of Industry and Information Technology announced that China will continue to encourage energy-saving industries, to accelerate the development of recycling economics, recovery industries and energy-saving equipment. The supporting measures will be launched to achieve reductions in energy utilization and to mitigate the release of harmful emissions.

Facing a possible large market opportunity and potential government supports, we decided to enlarge our production capacity by setting up new production base. Our plan is to establish CER Yangzhou as a world-class international manufacturing facility of waste heat equipment, in both products and technology. We plan to make highly efficient energy-saving products, make using advanced manufacturing processes and equipment. We intend, for this manufacturing facility to embody a completely new look of a modern factory, thus making the Company more competitive; while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. During the last years, production constraints limited our growth and affected our financial profitability. Thus in 2010, we focused much of our energies on the construction of our new manufacturing facility in,  Yangzhou, China, and completed the first phase of construction of the plant by January 2011. As a result, our production facilities are currently held in both Vessel Works Division and CER Yangzhou. We will complete the transfer of the remaining production function from Vessel Works Division to CER Yangzhou by end of April 2011. Phase two of the facility is still under construction and is anticipated to be complete in 2012.

In order to close down our existing manufacturing facility at Vessel Works Division in Shanghai, we deliberately accepted fewer product orders beginning in June 2010. However, with the factors mentioned above and the world economy beginning to recover, we took more orders than anticipated from existing and new customers. In year 2010, the Company doubled the amount of sales contracts to $65 million. The main reason is that we focused more attention and efforts on EPC contracts, which consolidated our leadership position in these sectors and contributed to higher revenue. All the EPC contracts are signed for projects with HRS techniques, which have been developed into the mature period in China. These techniques have been fully accepted by most of our customers. With the upward trend in energy price, we expect HRS techniques will have a bright future in the next five to ten years. Besides, with our widely recognized brand name and reputation for quality goods in the sulfuric acid industry, we believe we will benefit from this advantage and will have more opportunities in the future to put our expertise to good use.

With phase one of the new facility complete, we are prepared to expand our customer base and enter into more sectors. We expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized talents to our engineering and design team. We are also planning on entering into marketing partnerships and licensing deals that will enable us to reach a boarder segment of the market. We believe that there is significant opportunity in international markets and we intend to enter these markets through partnerships.

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

Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2009 and December 31, 2010, the carrying values of these assets and liabilities approximated their fair values.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and December 31, 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of December 31, 2010.

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$374,846	-	-	$374,846
Derivative liability (Note 13)	$48,461	-	-	$48,461
Warrant liability (Note 13)	$1,332,760	-	-	$1,332,760

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009 and 2010 were as follows:

Balance at January 1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 13)	1,387,912
Derivative liability at issuance of convertible notes (Note 13)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067

The following presents the carry value and the estimated value of the Company’s convertible note at December 31, 2010:

	Carry Value	Fair Value

Convertible note	$4,691,582	$4,580,314

The fair value of the convertible note is based on the market interest rate for debt with similar terms and maturity.

The long term account receivable is recorded at cost, which is discounted from the contractual balance. The carrying value of the long term account receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2010 and 2009.

In July 2010, the FASB issued an accounting standard update to provide guidance to enhance disclosure related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit loss. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its financing receivables portfolio and its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit loss, and the changes and reasons for those changes in the allowance for credit loss. The Company has included in Note 3 the expanded disclosure related to both the year end balances and activities during the reporting period.

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

Revenue Recognition

The Company derives revenues principally from

(a)	Sales of energy recovery systems;

(b)	Provision of design services;

(c)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation.

Revenue by the above categories for years ended December 31, 2009 and 2010 are summarized as follows:

	Year ended December 31,
	2009	2010
Revenue:
Product	$12,413,075	8,555,323
Service	260,815	-
EPC contracts	9,520,553	12,527,330
Totals	$22,194,443	21,082,653

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

In accordance with the accounting standards regarding performance of construction-type and certain production-type contracts, and long-term construction-type contracts, the Company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contracts revenues and contracts costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract and upon which the Company recognizes the revenue.

Classification of Current/Non-Current Receivables

We have reviewed our receivable balances and reassessed each balance and its collectability during the forthcoming 12 months. Upon assessment, we have reclassified certain of these outstanding balances to non-current assets where we have arrangements with the customers to bill and collect a portion of the receivable after 12 months. We intend to closely monitor our receivables and focus on increasing collections over the next quarter.

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of the updated guidance does not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2010, the FASB issued an accounting standards update which amends the accounting standard on subsequent events. The accounting update provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The accounting standard distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of the accounting update, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. The accounting standard was effective for interim and annual periods ending after June 15, 2009, and the accounting update is effective immediately. We have evaluated subsequent events in accordance with the accounting update.

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement does not have a significant impact on its consolidated financial position or results of operations.

In July 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. The guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010. The Company has evaluated the new disclosure requirement in accordance with the accounting guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on “revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements.” By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE,” now referred to as “TPE,” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may adopt the guidance as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company has not early adopted the new guidance and the adoption of the new guidance does not have a significant impact on our financial position or results of operations.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2009 and December 31, 2010

The following table sets forth the results of our operations for the years indicated as a percentage of revenues:

	Fiscal Year ended December 31,
	2009		2010

REVENUES	$22,194,443	100.0%	$21,082,653	100.0%

COST OF REVENUES	(18,842,557)	(84.9)%	(17,898,955)	(84.9)%

GROSS PROFIT	3,351,886	15.1%	3,183,698	15.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(5,746,743)	(25.9)%	(6,440,852)	(30.6)%

LOSS FROM OPERATIONS	(2,394,857)	(10.8)%	(3,257,154)	(15.5)%

OTHER INCOME(LOSS), NET:
Change in fair value of warrant liability	1,539,233	6.9%	40,187	0.2%
Change in fair value of derivative liability	399,500	1.8%	628,624	3.0%
Non-operating income, net	80,692	0.4%	1,186,603	5.6%
Interest expenses	(868,388)	(3.9)%	(1,928,955)	(9.1)%
Total other income(loss) , net	1,151,037	5.2%	(73,541)	(0.3)%

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,243,820)	(5.6)%	(3,330,695)	(15.8)%

INCOME TAXES BENEFITS/(EXPENSES)	357,340	1.6%	(188,688)	(0.9)%

NET LOSS	(886,480)	(4.0)%	(3,519,383)	(16.7)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,152	0.1%	488,131	2.3%

COMPREHENSIVE LOSS	$(857,328)	(3.9)%	$(3,031,252)	(14.4)%

Revenues. Our revenues include revenues from sales of energy recovery systems, provision of design services and EPC contracts. Revenues decreased to $21,082,653 for the year ended December 31, 2010 as compared to $22,194,443 for the year ended December 31, 2009, a decrease of $1,111,790 or 5.0%. The decrease is mainly attributable to the decrease in number of product contracts.  Although the average sales revenue recognized per product contract increased by $15,553 from $326,660 for the year ended December 31, 2009 to $342,213 for the year ended December 31, 2010, the number of completed product contracts decreased from 38 to 25 due to following 2 reasons: (a) Our strategic decision to focus our business more on EPC contracts and less on single product contracts; and (b) the fact we purposely accepted less product contracts during 2010  due to a temporary decrease in our production capacity as a result of moving resources from our Vessel Woks Division, which we plan to close, to plant in Yangzhou, China.

Since we began to focus more on EPC contracts, we have completed 8 EPC contracts in 2010 while the amount completed was only 4 in 2009. However, due to  many new orders are signed in late 2010, the revenue on these EPC contracts recognized on percentage-of-completion basis was rather small. Accordingly, the average revenue recognized from each EPC contract decreased by $814,222 in fiscal 2010 as compared to 2009.

Furthermore, we completed two design service contracts during 2009, while no such design service contracts were completed in 2010. The detailed changes are as follows:

	2009	2010	Change ($)%
Average Revenue per Contract
Products	$326,660	$342,213	$15,553	5%
Design Services	$130,408	$-	$(130,408)	(100)%
EPC	$2,380,138	$1,565,916	$(814,222)	(34)%
Average Revenue per Contract	$504,419	$638,868	$134,449	27%
Number of Contracts Completed
Products	38	25	(13)	(34)%
Design Services	2	-	(2)	(100)%
EPC	4	8	4	100%
Total Number of Contracts Completed	44	33	(11)	(25)%

Cost of Revenues. Cost of revenues decreased to $17,898,955 for the year ended December 31, 2010, as compared to $18,842,557 for the year ended December 31, 2009, a decrease of $943,602, or 5.0%. As a percentage of revenues, cost of revenues remained 84.9% for the year ended December 31, 2010 compared to that of 2009. The absolute decrease is consistent with the decrease of revenue.

Gross Profit. Gross profit was $3,183,698 for the year ended December 31, 2010 as compared to $3,351,886 for the year ended December 31, 2009, a decrease of $168,188 or 5.0%. The gross margins are 15.1% for both the years ended December 31, 2010 and 2009. The lower gross profit is mainly due to the decrease in number of our products delivered in 2010.  The gross profit margin remained the same for year 2009 and 2010, mainly due to the lower profit margin from EPC contracts and higher profit margin from product contracts of 2010 compared to that of 2009. Firstly, we realized a profit margin of 17.9% from EPC contracts in 2009, while we only realized a profit margin of 13.9% in 2010, a decrease of 4%. In 2009, our EPC profit is derived mainly from the Sopo project, which contributed a higher margin based on its completion percentage, with a profit margin of 16%. In 2010, since many new orders are signed in late 2010, the revenue for these EPC contracts recognized on percentage-of-completion basis was rather small with lower profit margin of approximately 10%. Secondly, the profit margin of product increased by 3.8% from 13.0% in 2009 to 16.8% in 2010.  In order to focus our attention on construction of Yangzhou factory and EPC projects, we accepted fewer product orders in 2010 but with higher margin. In summary, the increase in the margin in the product sales is offset by the decrease in the margin for EPC contracts, which resulted in a constant gross profit margin for fiscal 2009 and 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,440,852 for the year ended December 31, 2010, as compared to $5,746,743 for the year ended December 31, 2009, an increase of $694,109 or 12.1%. Selling, general and administrative expenses, as a percentage of revenue, increased from 25.9% for the year ended December 31, 2009 to 30.6% for the year ended December 31, 2010, an increase of 4.7%. The increase is the net result of increase of salaries, depreciation and amortization costs, and audit fees, offset by a decrease in consulting fees. Firstly, salary expenses increased by $1,179,778 or 79.6% for the year ended December 31, 2010 as compared to the year ended December 31, 2009, as a result of  additional of staff (staff increased by 100 headcounts to substantialize the Yangzhou team in 2010 as compared to 2009) to cater for the needs of new plant in Yangzhou, the addition of top and middle level management, and the gradual increase in personnel salary. Secondly, the depreciation and amortization expenses increased by $107,319 to $206,487 for the year ended December 31, 2010 due to the setup and the amortized land use right of CER Yangzhou. Thirdly, we changed our auditor at the end of year 2009 and incurred expenses for the reaudit of the financial statements for fiscal 2008, resulting in an increase in professional and related fees by $211,714. Fourthly, other administration expenses such as conference fees, entertainment fees and traveling fees also increased due to more business negotiations with EPC customers and more exhibitions around the world. The increase in SG&A expenses was offset by a decrease in consulting service fees of $923,955 for the year ended December 31, 2010 as compared to the year ended December 31, 2009, which occurred because the Company signed an agreement with a consulting company which provided financing and marketing advisory service for the Company’s international development in the last half of 2009. There is no such arrangement in fiscal year 2010.

Loss from Operations. As a result of the above, loss from operations totaled $3,257,154 for the year ended December 31, 2010 as compared to $2,394,857 for the year ended December 31, 2009, an increase of $862,297 or 36.0%. As a percentage of revenues, loss from operations increased from 10.8% for the year ended December 31, 2009 to 15.5% for the year ended December 31, 2010, an increase of 4.7%.  The increase is mainly attributable to increase in operating expenses and decrease in operation profit.

Other Income(loss), net. Other expense was $73,541 for the year ended December 31, 2010, as compared to income of $1,151,037 for the year ended December 31, 2009, an absolute difference of $1,224,578.  The difference consisted primary of $1,269,922 of change in fair value of warrants and derivative liabilities, and $1,060,567 of interest expenses, offset by $1,105,911 of non-operating income, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The $668,811 absolute gain of year 2010 is mainly due to the higher risk-free rate and lower expected volatility as a result of reduced holding period of the conversion feature as compared to 2009.

Non-operating Income, net. Non-operating income increased to $1,186,603 for the year ended December 31, 2010, as compared to $80,692 for the year ended December 31, 2009, an increase of $1,105,911, mainly resulted from subsidy income received for Shanghai Engineering on technology support fund from Shanghai Yangpu Science and Technology Commission and the subsidy income for CER Yangzhou on research and development fund from Yizheng Industrial Park in 2010. There was no such subsidy income in 2009.

Interest Expense. Interest expense increased to $1,928,955 for the year ended December 31, 2010, as compared to $868,388 for the year ended December 31, 2009, an increase of $1,060,567 or 122.1%. Although we capitalized interest of $253,825 for the construction of the Yangzhou plant and recognized interest income from the long term receivable from the Sopo project of $407,287, according to the collection schedule starting from June 2010, interest expense increased significantly as the net result of increases of loan interest, deferred financing costs and a decrease of accretion of convertible notes. Firstly, due to the longer borrowing period of the convertible note and newly-borrowed long-term loans, interest expense increased dramatically by $951,586 to $1,070,336 for the year ended December 31, 2010. Secondly, the amortization of deferred financing costs increased by $177,207 due to a full year of amortization in fiscal 2010 as compared to 2009.  Lastly, the accretion interest of convertible notes increased by $545,287 to$777, 915 for the year ended December 31, 2010.

Loss before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $3,330,695 for the year ended December 31, 2010, as compared to $1,243,820 for the year ended December, 2009, an increase of $2,086,875 or 167.8%.

Income Taxes Benefits/(Expenses). The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the year ended December 31, 2010, the Company incurred $188,688 of income tax provision, as compared to benefit of $357,340 for the year ended December 31, 2009, an absolute change of $546,028.  The change is mainly because we have provided a 100% valuation allowance for deferred tax asset of Shanghai Engineering for the year ended December 31, 2010 as we do not expect Shanghai Engineering will generate sufficient profit to realize the deferred tax asset in the future.

Net Loss. As a result of the foregoing, we incurred a net loss of $3, 519,383, for the year ended December 31, 2010 as compared to a net loss of $886,480 for the year ended December 31, 2009, an increase of $2,632,903 or 297.0%. The increase in net loss is mainly due to the increase in operating expenses, interest expense, provision for income tax and change in fair value of the warrants and derivative liability, offset by the non-operating income. The production constraints limited our growth and the condition persisted through fiscal 2010 while our new manufacturing facility was under construction. With the opening of our new facility in the fourth quarter of 2010 and the world economy recovering, we are able to take on new contracts at an increased rate and management anticipates better operating results in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the proceeds from the sale of equity to investors and borrowings from banks and other lenders. Our principal uses of cash have been to finance working capital, facility expansion and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Worldwide economic conditions seemed to be better but may be further deteriorating in the future. This instability could affect the prices at which we will be able to sell our products and services, which likely would also adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital at a reasonable cost, as needed.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our credit facilities will be sufficient to fund current business operations over at least the next twelve months. Additionally, based on the forecast of the operation and the finance condition over the next few years, we anticipate that we will continue to generate positive cash flows from the business operations, which will enable us to develop our company in a sustainable manner. However, with the expansion of energy recycle and environment protection under the vigorous policy and support from the government, we believe that there will be an increasing growth and expansion opportunities in the future, which may in turn require an expansion of our manufacturing base, including Phase 2 construction of our Yangzhou factory.

To improve our existing cash and cash requirement position, we are continuing our efforts to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources. Notwithstanding our existing resources for operations on a going forward basis at current operating levels, we will continue to need capital for our expansion plans, including funding for the building and the expansion of the existing factory which we may pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to issue debt securities or additional equity or to obtain bank borrowings. The issuance of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations and the placement of liens over some or all of our assets. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Year ended December, 31
	2009		2010

Net cash provided by (used in) operating activities	$(5,799,655	) (1)	$3,863,563
Net cash used in investing activities	(3,478,370	) (1)	(10,559,841)
Net cash provided by financing activities	5,498,780		7,257,121
Effect of exchange rate changes on cash and cash equivalents	29,415		48,660
Net increase/(decrease) in cash and cash equivalents	(3,749,830)		609,503
Cash and cash equivalents at the beginning of period	6,136,403		2,386,573
Cash and cash equivalents at the end of period	$2,386,573		$2,996,076

(1) Revision to Consolidated Statements of Cash Flows for the year ended December 31, 2009: The Company revised the net change in restricted cash during 2009 from operating activities to investing activities because of a contractual requirement to maintain a certain amount of cash on deposit with a bank to support the completion of projects. Since the restricted cash is deposited in a bank account for specific purposes, such activity is deemed to be an investing activity and as a result, net cash used in operating activities has been increased by $597,949 and net cash used in investing activities has decreased accordingly. The revision had no effect on previously reported results of operations or accumulated deficit.

Operating Activities

Net cash provided by operating activities was $3,863,563 for the year ended December 31, 2010 compared with net cash used in operating activities of $5,799,655 for the year ended December 31, 2009. The change of cash flow in operating activities was due to the net impact of cash inflow from customer payment and deposit, offset by cash outflow for advances made out for purchases.

Firstly, the Company took some new EPC orders in late 2010 and received more advance deposits from its customers in 2010 than that received in 2009.

Secondly, the Company did a build and transfer project for one customer, which we paid most of the cost during the production while we received money only when the project was finished in May 2010.

To procure the materials for orders to be completed in 2011, we also made cash advance payment to our suppliers. However, the cash outflow required was lower than the cash inflow, leading to the net cash provided by operating activities.

Investing Activities

Net cash used in investing activities was $10,559,841 for the year ended December 31, 2010 compared to net cash used in investing activities of $3,478,370 for the year ended December 31, 2009. The change was mainly due to the expenditure incurred for the construction of CER Yangzhou. As of December 31, 2009 and 2010, we have invested $0 and $ 10,107,858 on construction, $2,439,071 and $0 on land purchase, $1,637,248 and $192,795 on property, plant and equipment purchases, respectively, leading to the increase of cash expenditure of $ 7,081,471.

Financing Activities

Net cash provided by financing activities was $7,257,121 for the year ended December 31, 2010 compared to net cash provided by financing activities of $5,498,780 for the year ended December 31, 2009, an increase of $1,758,341. The increase is due to the Company still needing capital other than operation cash flows for the construction of the Yangzhou facility. In 2010, the Company borrowed approximately $4.4 million in a short-term bank loan and drew down long-term loans of $5 million from individual lenders. The Company also repaid 2.2 million loans in principal according to the loan repayment schedule.

Capital Resources

We obtained the following loans during the years ended December 31, 2009 and 2010, respectively:

On May 21, 2009, the Company entered into a series of agreements for an unsecured term loan arrangement (“Convertible Note Agreement”) with a private investor (CB holder). In connection with this financing, we agreed to issue a two-year 9.5% Unsecured Convertible Promissory Note in the principal amount of $5 million, which may be converted into common stock at a conversion price of $1.80 per share. The Convertible Note Agreement permitted the Company to draw down up to $5,000,000 in principal amount, within six months. Any amount borrowed bears interest at 9.5%, payable every six months, calculated and compounded quarterly.  Each down is due twenty-four months after the draw down date, together with any accrued and unpaid interest.  The Company may pre-pay the note at any time, at its option. On September 28, 2009, the Company drew down $5,000,000, the full amount available. The proceeds of this loan are restricted to only the expenses related to the acquisition and construction of the company's new in Yangzhou, China in order to expand our production capacity. On December 31, 2010, the Company entered into a loan agreement with the CB holder to modify and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interests are due September 29, 2012. The loan may be prepaid by the Company, without penalty. As a guarantee of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company, pledged 8,000,006 shares for the repayment of the principal due under the loan agreement.  The pledge will only take effect when the shares are released from the current pledge under another loan entered into by the Company.  Additionally, since the loan is fixed in United States dollars, the lender will receive compensation for the value of the difference in the Renmenbi/US Dollar exchange rate between September 29, 2011, and the payment date, provided the Renminbi exchange rate increases against the US dollar, times the amount of being paid.

On September 1, 2009, we borrowed a short-term loan of RMB 6,000,000 (approximately $879, 660) for working capital purpose from Shanghai Pudong Development Bank, Luwan Branch. The term of the loan is one year. The loan agreement provides for monthly interest payments at an annual interest rate of 5.841%, maturing on August 31, 2010. The loan was repaid on January 5, 2010.

On February 1, 2010, the Company entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are generally for construction of the Company’s new plant in Yangzhou, China. The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000.  The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%. As security for this Loan Agreement and the other loan agreements of all the lenders, Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER pledged 8,000,006 shares of common stock of CER, which shares will be held in escrow for the benefit of all the lenders.

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

On November 18, 2010, CER Shanghai borrowed a short-term bank loan of RMB 8,400,000 (approximately $1,260,000) for working capital purpose from Shanghai Pudong Development Bank, Shanghai Branch. The term of the loan is one year. The loan agreement permitted the Company to draw down up to RMB 8,400,000 in principal amount, before the end of 2010. The loan agreement provides for quarterly interest payments at an annual interest rate of 6.116%. As of December 31, 2010, the Company drew down RMB 8,400,000, the full amount and paid back RMB 700,000 as planned, leaving the short-term loan balance of RMB 7,700,000.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is RMB 30,000,000 (approximately $4,500,000).  The funds may be used either as a short term loan or for trade financing or other purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by each of Mr Wu, the Company’s Chief Executive Officer and a director, two of the Group’s companies, CER Shanghai, and Shanghai Engineering and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged the land use right in Yizheng. The Company has drawn RMB 21,000,000 (approximately $3,171,000) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%.  These funds will be used for working capital.

Table Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Investment capital commitments	$9,500,000	$9,500,000	$-
Short-term loans	4,333,700	4,333,700	-
Long-term loans	3,721,751	3,177,973	543,778
Convertible notes	4,691,582	-	4,691,582
Purchasing obligations	5,672,101	5,099,557	572,544
Total	$27,919,134	$22,111,230	$5,807,904

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and other comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of China Energy Recovery, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company
April 18, 2011

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2010

	December 31 2009	December 31 2010
ASSETS

CURRENT ASSETS:
Cash	$2,386,573	$2,996,076
Restricted cash	-	218,346
Notes receivable	411,049	1,341,359
Accounts receivable, net of allowance for doubtful accounts	6,601,921	7,059,935
Inventories	8,574,775	8,661,800
Other current assets and receivables	892,657	1,185,032
Deferred financial cost - current	674,748	215,623
Deferred tax assets - current	67,276	-
Advances on purchases	4,271,054	15,200,669
Total current assets	23,880,053	36,878,840

PROPERTY, PLANT AND EQUIPMENT, net	758,888	10,101,755

OTHER ASSETS:
Deferred tax assets	133,758	171,776
Intangible assets	2,439,022	2,477,959
Deferred financial cost	215,623	-
Long-term accounts receivable	6,830,615	4,679,121
Total other assets	9,619,018	7,328,856

Total assets	$34,257,959	$54,309,451

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,188,205	$4,557,848
Accrued expenses and other liabilities	1,745,082	1,912,544
Advances from customers	11,226,273	27,530,065
Taxes payable	2,956,476	1,631,507
Long-term loans, current	-	3,177,973
Short-term bank loans	880,200	4,333,700
Derivative liability, current	435,500	374,846
Convertible note, current	2,023,720	-
Total current liabilities	23,455,456	43,518,483

NON-CURRENT LIABILITIES:
Warrant liability	1,372,947	1,332,760
Derivative liability	435,500	48,461
Convertible note	1,938,408	4,691,582
Long-term loan from related party	-	543,778
Total non-current liabilities	3,746,855	6,616,581
Total Liabilities	27,202,311	50,135,064

Commitment and contingency	-	-

SHAREHOLDERS' EQUITY:
Preferred stock(US$0.001 par value; 50,000,000 shares authorized, 662,963 and 200,000 shares issued and outstanding as of December 31, 2009 and 2010, respectively)	626	189
Common stock(US$0.001 par value; 100,000,000 shares authorized, 30,638,720 and 30,906,266 shares issued and outstanding as of December 31, 2009 and 2010, respectively)	30,639	30,906
Additional paid-in-capital	8,163,224	8,313,385
Accumulated deficits	(1,194,158)	(4,713,541)
Statutory reserves	132,802	132,802
Accumulated other comprehensive loss/(gain)	(77,485)	410,646
Total shareholders' equity	7,055,648	4,174,387

Total liabilities and shareholders' equity	$34,257,959	$54,309,451

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE LOSS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2010

	Year ended December 31,
	2009	2010

REVENUES	$22,194,443	$21,082,653

COST OF REVENUES	(18,842,557)	(17,898,955)

GROSS PROFIT	3,351,886	3,183,698

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(5,746,743)	(6,440,852)

LOSS FROM OPERATIONS	(2,394,857)	(3,257,154)

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrant liability	1,539,233	40,187
Change in fair value of derivative liability	399,500	628,624
Non-operating income, net	80,692	1,186,603
Interest expenses	(868,388)	(1,928,955)
Total other income/(expense), net	1,151,037	(73,541)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,243,820)	(3,330,695)

INCOME TAXES (EXPENSES)/BENEFITS	357,340	(188,688)

NET LOSS	(886,480)	(3,519,383)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	29,152	488,131

COMPREHENSIVE LOSS	$(857,328)	$(3,031,252)

Loss per share
Basic	$(0.03)	$(0.11)
Diluted	$(0.03)	$(0.11)
Weighted average ordinary shares outstanding
Basic	29,952,798	30,850,058
Diluted	29,952,798	30,850,058

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficits	income/(loss)	Total

BALANCE, at January 1, 2009	714,963	$715	29,912,573	$29,913	7,534,015	132,802	(307,678)	(106,637)	7,283,130

Common stock for consulting services	-	-	700,000	700	839,300	-	-	-	840,000
Change of convertible rate	-	(37)	-	-	37	-	-	-	-
Stock based compensation	-	-	-	-	221,816	-	-	-	221,816
Conversion of preferred stock	(52,000)	(52)	26,147	26	26	-	-	-	-
Deferred tax liability due to discount unconvertible notes	-	-	-	-	(431,970)	-	-	-	(431,970)
Net loss	-	-	-	-	-	-	(886,480)	-	(886,480)
Foreign currency translation gain	-	-	-	-	-	-	-	29,152	29,152

BALANCE, at December 31, 2009	662,963	626	30,638,720	30,639	8,163,224	132,802	(1,194,158)	(77,485)	7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

BALANCE, at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2009 AND 2010

	Year Ended December 31,
	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(886,480)	$(3,519,383)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	178,446	273,215
Change in allowance for doubtful accounts	337,383	152,960
Change in provision for inventory	40,248	47,281
Common stock issued for services	840,000	-
Common stock issued for long-term loan	-	8,979
Stock based compensation	221,816	141,012
Change in fair value of warrant and derivative liabilities	(1,938,733)	(668,811)
Accretion of interest on convertible note and long term loan	232,628	828,515
Amortization of deferred financing cost	497,541	674,748
Deferred income taxes	(569,763)	29,258
Capitalized interest	-	(253,825)
Notes receivable	(290,300)	(930,310)
Accounts receivable	(1,830,055)	(458,014)
Accounts receivable - related party	1,006,060	-
Inventories	(840,248)	(134,306)
Other current assets and receivables	(794,386)	(292,375)
Advances on inventory purchases	(1,675,452)	(9,822,856)
Long-term accounts receivable	(6,727,925)	1,980,890
Accounts payable	761,279	296,102
Accrued expenses and other liabilities	1,257,462	167,462
Other payables - related party	(65,078)	-
Advances from customers	4,182,039	16,303,792
Taxes payable	263,863	(1,324,969)
Effects of exchange rate change in operating activities	-	364,198
Net cash (used in)/provided by operating activities	(5,799,655)	3,863,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,637,248)	(10,300,653)
Restricted cash	597,949	(218,346)
Purchase of intangible assets	(2,439,071)	(40,842)
Net cash used in investing activities	(3,478,370)	(10,559,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	880,200	4,431,000
Proceeds from convertible note	5,000,000	-
Proceeds from long-term loans	-	5,003,778
Repayment of long-term loans	-	(1,200,157)
Repayment of short-term bank loans	(381,420)	(977,500)
Net cash provided by financing activities	5,498,780	7,257,121

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	29,415	48,660

(DECREASE)/INCREASE IN CASH	(3,749,830)	609,503

CASH, beginning	6,136,403	2,386,573

CASH, ending	$2,386,573	$2,996,076

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	55,703	53,777
Cash paid during the year for interest	19,469	882,870
Supplemental schedule of non-cash investing and financing activities:
Warrants issued for convertible note	1,387,912	-
Accounts payable relating to purchase of property, plant and equipment	86,507	73,541
Conversion of preferred stock	52	437

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

Effective on January 1, 2006, Hi-tech executed a series of contractual arrangements with Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd ("Shanghai Engineering"), established in Shanghai in July 1999, and its shareholders, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Engineering, and collect and own all of its net profits. Additionally, Shanghai Engineering's shareholders have assigned their voting rights over Shanghai Engineering to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Engineering, Shanghai Engineering and its shareholders have granted Hi-tech the exclusive right and option to acquire all of their equity interests in Shanghai Engineering. Further, Shanghai Engineering shareholders have pledged all of their rights, titles and interests in Shanghai Engineering to Hi-tech.

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental"), incorporated in Shanghai in May, 2007 and Mr. Qinghuan Wu, the Company’s Chief Executive Officer, Shanghai Environmental’s sole shareholder, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr Wu, assigned his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr Wu have granted Hi-tech the exclusive right and option to acquire all Mr Wu’s equity interests in Shanghai Environmental. Further, Mr Wu has pledged all of his rights, titles and interests in Shanghai Environmental. Shanghai Environmental was dissolved in June, 2010 and the registered capital had been transferred to Shanghai Engineering accordingly.

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use right, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the quarterly payment is allocated between the lease and non-lease deliverables based on their respective fair values.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period.

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

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated in Shanghai by CER Hong Kong. CER Shanghai’s registered capital is $5,000,000. As of December 31, 2010, CER Hong Kong has contributed all the registered capital. CER Shanghai is mainly engaged in the development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

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

Note 2 – Summary of Significant Accounting Policies

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

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $1.38 million as of December 31, 2010. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance of $9.3 million, accrued liabilities to suppliers and agents of $1.2 million, tax payable of $1.4 million, and other accrued liabilities of $67,000, totaled $12.0 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

(c) Concentration of risk

The Company maintains cash balances at financial institutions within the U.S., Hong Kong and PRC. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong were fully covered by the government provided insurance until the end of 2010.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on its cash in bank accounts.

For the years ended December 31, 2009 and 2010, the Company’s five top customers accounted for 69% and 60% of the Company's sales, respectively. Receivables from the five top customers were 66% and 5% of total accounts receivable at December 31, 2009 and 2010 respectively.

For the years ended December 31, 2010, five top suppliers provided approximately 29% of the Company's purchases of raw materials. Payables to these five suppliers were 11% of accounts payable at December 31, 2010. Five suppliers provided approximately 62% of the Company's purchases of raw materials for the years ended December 31, 2009. There were no payables due to these five suppliers at December 31, 2009 as advance payments were made to them previously.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the year ended December 31, 2009 and 2010, foreign currency translation income amounted to $29,152 and $488,131, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $77,485 and gain amounted to $410,646 as of December 31, 2009 and December 31, 2010, respectively. The balance sheet accounts with the exception of equity at December 31, 2009 and December 31, 2010 were translated at RMB6.82 to $1.00, and were translated at RMB6.62 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2009 and 2010 were RMB6.82 to $1.00 and RMB6.76 to $1.00, respectively.

(e) Cash and restricted cash

Cash includes cash on hand and demand deposits with banks, which are unrestricted as to withdrawal and use, and which have original maturities less than three months.

Restricted cash represents a cash portion of the guaranty for the bids on contracts and is deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the project in process. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The Company also classified certain cash as restricted that is not available for use in its operations.

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

Allowance for doubtful account, December 31, 2008	$251,458
Addition	337,383
Translation adjustment	207
Allowance for doubtful account, December 31, 2009	$589,048
Addition	260,487
Write off	(134,639)
Recovery	(107,527)
Translation adjustment	17,645
Allowance for doubtful account, December 31, 2010	$625,014

Accounts receivables which are expected to be collected after one year are reclassified as long-term accounts receivables. The Company reserved a provision for account receivable balances based on the nature of the business and collection history (further discussed in Note 3).

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

Provision for inventory, December 31, 2008	$98,251
Addition	40,248
Realized	(21,384)
Translation adjustment	11
Provision for inventory, December 31, 2009	$117,126
Addition	47,281
Realized	(74,090)
Translation adjustment	2,878
Provision for inventory, December 31, 2010	$93,195

(i) Advances on purchase

Advances on purchases are monies advanced to outside vendors for inventory purchases and property, plant and equipment purchases. This amount is refundable and bears no interest.

(j) Property, plant and equipment, net

Property, plant and equipment are stated at cost. Depreciation is calculated principally by use of the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are charged to operations as incurred, while renewals and betterments are capitalized.

Management established a 5% residual value for property, plant and equipment. The estimated useful lives of the property, plant and equipment are as follows:

Plant	20 years
Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the consolidated statements of income and other comprehensive income. There was no disposal of assets for the years ended December 31, 2009 and 2010.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets at each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairment of long lived assets recognized for the years ended December 31, 2009 and 2010.

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

In assessing uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50% likely to be realized upon settlement.

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

Cost of goods acquired or services received from non-employees is measured based on the fair value of the awards issued on the measurement date as defined in ASC 505 Equity. Awards granted to non-employees are remeasured at each reporting date using the fair value as at each period end. Changes in fair values between the interim reporting dates are attributed consistent with the method used in recognizing the original stock based compensation costs.

(q) Shipping and handling costs

Shipping and handling costs are included in selling, general and administrative expenses which totaled $497,089 and $422,720 for the year ended December 31, 2009 and 2010, respectively.

(r) Revenue recognition

The Company derives revenues principally from

(a)	Sales of energy recovery systems;

(b)	Provision of design services;

(c)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation.

Revenue by the above categories for the years ended December 31, 2009 and 2010 are summarized as follows:

	2009	2010
Revenue:
Product	$12,413,075	8,555,323
Services	260,815	-
EPC contracts	9,520,553	12,527,330
Totals	$22,194,443	21,082,653

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

(s) Fair value of financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted accounting standard regarding fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

 Level 1
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, restricted cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2009 and 2010, the carrying values of these assets and liabilities approximated their fair values.

 Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2009 and 2010, the Company did not have any fair value assets or liabilities classified as Level 2.

 Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of December 31, 2010 and 2009.

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$374,846	-	-	$374,846
Derivative liability (Note 13)	$48,461	-	-	$48,461
Warrant liability (Note 13)	$1,332,760	-	-	$1,332,760

		Balance as of December 31, 2009
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$435,500			$435,500
Derivative liability (Note 13)	$435,500	-	-	$435,500
Warrant liability (Note 13)	$1,372,947	-	-	$1,372,947

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2009 and 2010 were as follows:

Balance at January 1, 2009	$1,524,268
Warrants issued at issuance of convertible notes (Note 13)	1,387,912
Derivative liability at issuance of convertible notes (Note 13)	1,270,500
Change in fair value of warrant liability recognized in earnings	(1,539,233)
Change in fair value of derivative liability recognized in earnings	(399,500)
Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067

The following presents the carry value and the estimated value of the Company’s convertible note at December 31, 2010:

	Carry Value	Fair Value

Convertible note	$4,691,582	$4,580,314

The fair value of the convertible note is based on the market interest rate for debt with similar terms and maturity.

The long term account receivable is recorded at cost, which is discounted from the contractual balance. The carrying value of the long term account receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2010 and 2009.

(t) Segment reporting

The group has adopted ASC 280, Segment Reporting, for its segment reporting. The group mainly operates in china and measures its business as a single segment.

(u) Recent accounting pronouncements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of the updated guidance does not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement does not have a significant impact on its consolidated financial position or results of operations.

In July 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. The guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010. The Company has evaluated the new disclosure requirement in accordance with the accounting guidance.

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

Note 3 – Accounts Receivable

(a)	Account Receivable

	December 31,	December 31,
	2009	2010

Current accounts receivable	$6,601,921	$7,059,935

Subtract: Allowance for doubtful accounts	-	-
Current account receivable, net	6,601,921	7,059,935

Current receivables also consisted of revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method. As of December 31, 2009 and 2010, the receivables related to revenue recognized in excess of amounts billed amounted to approximately $2,382,315 and $ 2,328,420, respectively.

(b)	Long-term Account Receivable

The Company reclassified accounts receivable which are expected to be collected after one year as long-term accounts receivable.

	December 31,	December 31,
	2009	2010
Long-term accounts receivable	$7,419,663	$5,304,135
Subtract: Allowance for doubtful accounts	(589,048)	(625,014)
Long-term accounts receivable, net	$6,830,615	$4,679,121

Long-term accounts receivable consisted receivables related to revenue recognized in excess of amounts billed of approximately $6,220,710 and $4,679,121 as of December 31, 2009 and 2010, respectively.

	December 31,	December 31,
	2009	2010
Gross	$9,145,328	$6,242,969
Unearned Income	(1,725,665)	(938,834)
Allowance for doubtful accounts	(589,048)	(625,014)
Total, net	$6,830,615	$4,679,121

Contractual maturities of the Long-term accounts receivables at December 31, 2010 are summarized as follows:

Fiscal Year	Amount

2012	2,953,434
2013	2,328,420
2014	961,115
Total	6,242,969

Actual cash collections may differ from the contractual maturities due to early payments or default. Please refer to subsequent event Note 20.

Note 4– Inventories

As of December 31, 2009 and 2010, inventories consist of the following:

	December 31,	December 31,
	2009	2010
Raw materials	$1,539,322	$1,589,194
Work in progress	6,988,199	6,837,139
Finished goods	47,254	235,467
Total inventories	$8,574,775	$8,661,800

As of December 31, 2009 and December 31, 2010, inventory provision amounted to $117,126 and $93,195 respectively. The amount has been included in cost of revenues for the years ended December 31, 2009 and 2010.

Note 5 – Property, plant and equipment, Net

As of December 31, 2009 and 2010, property, plant and equipment consist of the following:

	2009	2010
Machinery equipment	$626,485	$666,335
Transportation equipment	270,419	395,582
Office equipment	431,905	502,625
Accumulated depreciation	(569,921)	(791,252)
Subtotal	758,888	773,290
Construction in progress	-	9,328,465
Property, plant and equipment, net	$758,888	$10,101,755

Depreciation expense for the years ended December 31, 2009 and 2010 was $178,397 and $200,478, respectively.

Note 6 – Intangible Assets

Intangible assets mainly represent purchase for usage of a parcel of land in Yangzhou where the manufacturing plant is located and software.  The land use right is recorded at cost of $2,438,632 and is amortized over the lease term of 50 years starting from November 2009 when it was acquired. The amortization expense for land use of rights and software recorded for the year ended December 31, 2010 amounted to $64,282 and $8,455 respectively (2009: software $49).

The expected amortization expense of intangible assets for the next five years is as follows:

Amortization expenses
2011	63,546
2012	63,546
2013	54,867
2014	50,202
2015	50,202
And thereafter	2,195,596
2,477,959

Note 7 – Short-term Bank Loans

On September 1, 2009, the Company borrowed $880,200 in a short-term loan from one bank in China which matures on August 31, 2010 with a 5.841% annual interest rate. The bank loan was collateralized by Shanghai Engineering’s leased office space, which is owned jointly by Mr. Qinghuan Wu and his son. This loan was repaid on January 5, 2010.

On November 18, 2010, CER Shanghai borrowed a short-term loan of RMB 8,400,000 (approximately $1,260,000) for working capital purpose from Shanghai Pudong Development Bank, Shanghai Branch. The term of the loan is one year. The loan agreement permitted the Company to draw down up to RMB 8,400,000 in principal amount before the end of 2010. The loan agreement provides for quarterly interest payments at an annual interest rate of 6.116%. As of December 31, 2010, the Company drew down RMB 8,400,000, the full amount and paid back RMB 700,000 as planned, leaving the short-term loan balance of RMB 7,700,000(approximately $1,162,700).

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is RMB 30,000,000 (approximately $4,500,000).  The funds may be drawn down as a short term loan used for trade financing or similar purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by each of the Company’s Chief Executive Officer and a director, two of the Group’s subsidiaries, CER Shanghai, and Shanghai Engineering and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged the land use right in Yizheng. The Company has drawn down RMB 21,000,000 (approximately $3,171,000) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%.  These funds will be used for working capital.

Interest expenses of short-term bank loans for the years ended December 31, 2009 and 2010 were $19,469 and $9,686, respectively.

Note 8 – Long Term Loans

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”) entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000. The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%.  The loan repayments are to be made three times a year starting May 15, 2010, and are fully amortizing, such that the principal and interest will be fully repaid at maturity. The Company will pay the sum of US$566,023 at the end of every four calendar months, commencing May 15, 2010. For the year ended December 31, 2010, the Company has paid $740,156 of the principal. The Borrower has entered into other agreements to provide that moneys due from a certain sale and service contract and related guarantee will be directed to pay the amounts due under the Loan Agreements, with the balance paid to the Borrower or its affiliates. The loan agreement between the Paying Agent and Borrower and related agreements have been registered with State Administration of Foreign Exchange (SAFE) for the inflow of funds and the repayment of the loan obligations. The loans may be prepaid at any time with a premium of 1.25% of the principal amount being paid. The Loan Agreements provide for the typical events of default, and the Company has made various representations and given various covenants to the lenders as are typical of such arrangements.

As a guarantee of the payments under the Loan Agreements, Mr. Qinghuan Wu, the Chief Executive Officer of the Company and the principal officer of the Borrower, Paying Agent and other affiliates, has pledged 8,000,006 shares for the repayment of the obligations under the Loan Agreements.

According to the loan agreement provisions, as an additional inducement to the Lender to make the Loan, which payment will not be considered interest hereunder, CER will issue to the Lender or its designee, on each date that an amount of principal of the Loan is paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) is less than RMB 6.8271(the agreed upon exchange rate on the date of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date will be converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which will represent that number of shares to be issued to the Lender as of such date, in restricted stock. We issued an aggregate of 22,448 shares of common stock on November 12, 2010 based on the RMB appreciation. The derivative liability was originally recognized with amount of $ 132,470. For the year ended December 31, 2010, the derivative liabilities amounted to $170,930.The change in fair value of the derivative liability income amounted to $38,460 was recorded in the consolidated statements of operations for the year ended December 31, 2010. The interest expenses recognized for accretion to the redemption value of the long term loan was $50,600 for the year ended December 31, 2010.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”),a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou in the form of investment which will help fund the Company’s new plant being built in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the Loan Agreements. The Company repaid principal of $460,000 in December 2010 and the balance as of December 31, 2010 was $543,778.

Note 9 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note are for the construction of the Company’s new plant located in Yangzhou, China for, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the year ended December 31, 2009 and December 31, 2010, interest expenses of $118,750 and $ 478,037 was incurred, respectively. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of these Convertible Note divided by the conversion price of $1.80. In connection with this Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock, that provide for voting rights and directorships in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

The Lender may recall the Convertible Note after the 1st anniversary of the draw down at a redemption price equal to the outstanding principal plus any accrued and unpaid interest.  The amount that may be requested to be prepaid by the Lender may be no more than 50% of the amount drew down by the Company.  Additionally, upon occurrence of certain events, the Lender can demand the entire outstanding principal, together with any accrued and unpaid interest to be immediately repaid in full or in part.  The Company can also prepay the Convertible Note at any time it desires with accrued interest and unpaid interest. As of December 31, 2010, the entire principal on the Convertible Notes is classified as a current liability. On September 13, 2010, the Lender agreed not to exercise its right to request an early repayment prior to September 29, 2011.

The embedded conversion feature of the Convertible Notes is accounted for as an embedded derivative in accordance with ASC 815 Derivatives and Hedging because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB.  The conversion feature is accounted as a derivative liability on the balance sheet is classified as a current liability based on the timing of the cash flows derived from the convertible notes.  The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using effective interest rate method. The change in fair value of the derivative liability of $667,084 was recorded in the consolidated statements of operations for the year ended December 31, 2010. The interest expenses recognized for accretion to the redemption value of the Convertible Notes were $232,628 and $777,915 for the year ended December 31, 2009 and 2010.

The value of the Warrants at the grant date on May 21, 2009 was accounted for as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the year ended December 31, 2009 and December 31, 2010, $497,541 and $674,748 of deferred financing cost was amortized and charged to interest expenses, respectively. The Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the Warrant is denominated in USD, which is a currency other than the Company’s functional currency, RMB.  Changes in fair value of the Warrants (Note 13) for the year ended December 31, 2009 and 2010was recorded in the consolidated statements of operations.

On December 31, 2010, the Company entered into a loan agreement with the Lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interests are due September 29, 2012. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. In the event of a default, the lender would have the right to exercise the rights under the Class B Preferred Stock that was issued in connection with the issuance of Convertible Notes, which will continue with respect to the new loan. The lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantee of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company pledged 8,000,006 shares for the repayment of the principal due under the loan agreement.  The pledge will only take effect when the shares are released from its current pledge under the Long Term loan entered into by the Company on February 1, 2010.

The Company has accounted for the replacement and extension of the loan agreement as a modification as the changes are not substantial such that there has been no accounting extinguishment in accordance with ASC 470 Debt – Modifications and Extinguishments. Accordingly a new effective interest rate is determined based on the carrying amount of the original debt and the revised cash flow of the new loan.

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increase against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for the feature as an embedded derivative and recognized derivative liability at issuance in the amount of $ 48,461.

Note 10 – Taxation

USA
The company is subject to U.S. Delaware income tax at a rate of 34% on its assessable profits. No such profit tax has been incurred as the Group did not have any assessable income earned in or derived from the U.S. during the years presented.

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

Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. CER Shanghai, CER Yangzhou and Shanghai Environmental are subject to enterprise income tax at a statutory rate of 25%.

	2009	2010
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(5.42)%	(7.05)%
Permanent difference	45.98%	6.23%
Utilization of deferred income tax liability	6.36%	-
Allowance for deferred income tax assets	(52.19)%	(38.85)%
Effective CIT rate	28.73%	(5.67)%

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	December 31,
	2009	2010
Deferred tax assets, current
Rental expenses	67,276	-

Deferred tax assets, non-current:
Tax loss carry forwards	2,178,667	3,299,721
-Allowance for doubtful accounts and provision for inventory	130,192	120,839
Valuation allowance	(1,822,225)	(3,116,086)
	486,634	304,474
Total deferred tax assets	553,910	304,474

Deferred tax liabilities:
Taxable temporary difference related to derivative liabilities	(352,876)	(132,698)
Total deferred tax liabilities	(352,876)	(132,698)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	December 31,
	2009	2010
Deferred tax assets, current, net	67,276	-
Deferred tax assets, non-current net	133,758	171,776

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a Foreign Invested Enterprises–(“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by a FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profit(loss) of foreign subsidiaries as of December 31, 2009 and 2010 were approximately $1,059,500 (RMB 7,844,000) and ($498,756) (RMB 2,643,099), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared out of the cumulative retained earnings as of December 31, 2009 and 2010.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the years ended December 31, 2009 and 2010, as those subsidiaries did not generate any taxable profits during the periods.

	2009	2010
US income tax benefit	$(431,970)	$-
HK income tax expense	-	-
PRC income tax expense	74,630	188,688
Total provision for income taxes expense /(benefit)	$(357,340)	$188,688

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the year ended December 31, 2009 and 2010. The net operating loss carry forwards for the U.S. income tax purposes is approximately $5,388,299 and $6,841,578  for year ended December 31, 2009 and 2010, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has recorded $2,178,667 and $3,299,721  of deferred tax assets as of December 31, 2009 and 2010 for these losses carryforwards.

In fiscal 2009 and 2010, the Company has accrued deferred tax liability associated with the convertible note and embedded derivative liabilities in the amount $352,876 and $132,698, respectively. As these fall within the same tax jurisdiction, the Company was able to offset the equivalent deferred tax asset against the deferred tax liability.

As management believes that the realization of the net deferred tax assets arising from these losses are uncertain due to Company's limited operating history and continuing losses, the Company has provided a 100% valuation allowance for the net deferred tax asset recognized at December 31, 2009 and 2010. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The valuation allowances as of December 31, 2009 and December 31, 2010 were as follow:

Amount
Balance of January 1, 2009	$1,173,146
Additions	649,079
Balance of December 31, 2009	1,822,225
Additions	1,293,861
Balance of December 31, 2010	$3,116,086

In fiscal 2009 and 2010, the Company has accrued deferred tax liability associated with the convertible note and embedded derivative liabilities in the amount $352,876 and $132,698, respectively. As these fall within the same tax jurisdiction, the Company was able to offset the equivalent deferred tax asset against the deferred tax liability.

Note 11– Earnings/(Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 Earnings Per Share. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings(losses) per share excludes dilution and is computed by dividing net income(losses) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2009 and 2010

	2009	2010
Numerator:
Net loss for the year	(886,480)	(3,519,383)
Amount allocated to preferred stockholders	-	-
Net loss available to common stock holders – Basic and diluted	(886,480)	(3,519,383)
Denominator:
Denominator for basic earnings per share—weighted average common stocks outstanding	29,952,798	30,850,058
Dilutive effect of warrants and options	-	-
Denominator for diluted earnings per share	29,952,798	30,850,058
Basic earnings/(loss) per share	(0.03)	(0.11)
Diluted earnings/(loss) per share	(0.03)	(0.11)

For the year ended December 31, 2009 and 2010, there was no diluted effect due to the net loss incurred. The potentially dilutive effect of the Company’s convertible notes convertible into 2,777,778 shares of common stocks as of December 31, 2010, warrants to purchase 3,357,450 shares of common stocks as of December 31, 2009 and 2010, and options to purchase 560,000 shares of common stocks as of December 31, 2009 and 2010, were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

Note 12 – Convertible Preferred Stocks

Series A Convertible Preferred Stock

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consisted of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants are exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs of $1,859,902, including commissions, legal fees and transaction expenses were taken from the gross proceeds. The net proceeds were allocated between the Series A convertible preferred stocks and warrants based on their relative fair values. As of the closing date, the fair value of Series A convertible preferred stock was estimated at $1.68 where as the fair value of the warrants was estimated at $0.85.  As a result, an aggregate amount of $5,307,539 was allocated to Series A convertible preferred stocks and $1,336,739 was allocated to the warrants. The fair value of the warrants was initially valued using the binomial model with assumptions such as, stock price, volatility, expected term, dividend, risk-free interest rate, etc.

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

There was no beneficial conversion feature charge recognized for the issuance of Series A convertible preferred stock on the issuance date as the estimated fair value of the common stock is less than the conversion price on the date of issuance.  At the time, the Company’s common stock was quoted on the OTCBB and had been publicly traded.  However, with the high volatility and extremely low volume traded during the time when the Company entered into this financing transaction, the Company's determination of  the fair value of the Company’s common stock as of April 15, 2008 was based in part on a valuation report prepared by an independent appraiser. The estimated fair value of the common stock was determined to be $1.55 per share.

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

For the years ended 2009 and 2010, 52,000 and 462,963 shares of Series A convertible preferred stock were converted to 26,147 and 245,098  shares of common stock respectively.

As of December 31, 2009 and 2010, the Company had 662,963 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively.

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

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September29,	December 31,	December 31,
	2009	2009	2010
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.14%	1.15%
Expected volatility	79.86%	83.32%	51.0%
Expected life (in years)	2.00 years	1.75years	0.75year
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	871,000	203,916

We calculated the derivative liability on exchange rate based on the following key assumptions:

Derivative liability from $5 million convertible notes	December 31, 2010

Estimated forward rate	6.49
Discount rate	0.68%
Discount factor	0.988

Fair value	$48,461

Derivative liability from $4 million loan	December 31, 2010

Estimated forward rate	6.60-6.50
Discount rate	0.26%-0.80%
Discount factor	1-0.98

Fair value	$170,930

Warrants issued in connection with convertible notes:

	May 21, 2009 (Issuance date)	December 31, 2009	December 31, 2010
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	1.05	1.15
Exercise price	$1.8	1.8	1.8
Expected dividend yield	-	-	-
Expected life (in years)	5.00	4.39	3.39
Risk-free interest rate	2.15%	2.38%	1.22%
Expected volatility	70%	73%	78%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	666,793	687,182

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2009	December 31, 2010
Number of shares exercisable	1,968,561	1,968,561
Risk-free interest rate	1.81%	0.72%
Expected volatility	79%	83%
Expected life (in years)	3.29 years	2.29 years
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$703,850	$645,578

(a)	The risk-free interest rate is based on the U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Note 14 - Stock-Based Compensation

Common Stock

On December 7, 2009, the Board approved the issuance of 700,000 shares of the Company common stock to a consulting company in exchange for consulting services received for the period of July 1, 2009 through December 31, 2009. The value of those shares issued is $840,000, which was measured based on the fair value of the Company’s common stock at December 7, 2009.

Stock Options

On September 18, 2008, the Company appointed three independent directors and granted them stock options to purchase an aggregate of 260,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the two year period beginning from October 1, 2008. On June 24, 2009, the Company appointed another independent director and granted him stock options to purchase 500,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the three year period beginning from July 1, 2009. On September 7, 2009, the Company appointed another independent director and granted her a stock option to purchase 60,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the two year period beginning from October 1, 2009. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status.

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

For the year ended December 31, 2009 and 2010, the Company recognized $221,816 and $141,012 of compensation expense, respectively,

Following is a summary of the status of options outstanding at December 31, 2010:

Outstanding Options				Exercisable Options
Exercise	Number	Average	Average	Number	Average
price		remaining	exercise		remaining
		contractual	Price		contractual
		Term			term
$1.22	60,000	2.00	$1.22	37,500	2.00
$1.58	500,000	1.75	$1.58	250,000	1.75
Total	560,000			287,500

Following is a summary of the option activity:

Outstanding as of January 1, 2009	335,000
Granted	560,000
Forfeited	(335,000)
Exercised	-
Outstanding as of December 31, 2009	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	560,000

Vested and exercisable as of December 31, 2010	287,500

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

Note 15 – Interest Expenses

	For the year ended December 31,
	2009	2010
Interest of $5,000,000 convertible notes	118,750	478,037
Interest of $4,000,000 long-term loan	-	517,312
Interest of $1,000,000 long-term loan	-	74,987
Amortization of deferred financing cost	497,541	674,748
Accretion of convertible notes	232,628	777,915
Accretion of long term loan		50,600
Interest of short-term bank loans	19,469	9,686
Expense of common stock issued	-	8,979
Discount interest		2,642
Interest capitalized		(253,825)
Interest income from long term accounts receivable.		(407,287)
Interest income		(4,839)
Total	$868,388	1,928,955

Note 16 – Related Party Transactions

In 2005, Shanghai Engineering entered into an agreement with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the years ended December 31, 2009 and 2010, the Company paid $52,776 and $53,258, respectively, as rental expense to Mr. Qinghuan Wu's son.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the Company’s new plant being built in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the loan agreements. The Company repaid principal of $ 460,000 in December 2010 and the balance as of 2010 year end was $543,778, after taking the exchange rate into account.

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

The Company made contributions of $90,674 and $292,578 for employment benefits, including pension payments for the year ended December 31, 2009 and 2010, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2009 and 2010, there were no transfer to the statutory reserve because the China subsidiaries were making losses in both fiscal 2009 and 2010. Statutory reserve amounted to $132,802 as of December 31, 2009 and December 31, 2010.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $8,015,475 as of December 31, 2010.

Note 19 – Commitments and Contingencies

Capital contribution to CER Yangzhou

As described in Note 1, CER Yangzhou has registered capital of $20,000,000 of which $10,500,000 has been invested as of December 31, 2010; the remaining capital is scheduled to be injected before August 28, 2011.

Lease and Operation Commitments

According to the renewed and amended Lease and Operation Agreement (Note 1) entered by Shanghai Engineering and Shanghai Si Fang, for the year ended December 31, 2009 and 2010, Shanghai Engineering recorded lease and integrated management fees in the total amounted of $861,909 and $499,956 under cost of revenue and general administrative expenses, respectively.

The Company has paid all the lease payments under this lease, therefore there is no future lease payment under this lease as of December 31 2010 as these will be paid on a month to month basis.

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), the lease agreement terminates as of March 31 2011. For the year ended December 31, 2009 and 2010, the Company incurred lease payments of $52,776 and $53,258, respectively.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Zhangjiang, which is to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments.  Then rental expenses have been recognized on a straight-line basis. CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009, and has also paid the second year’s rental fee in the amount of $851,525 in February 2010. The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the year ended December 31, 2009 and 2010, the rental expense was $415,109 and $503,439, respectively.

The Company has paid all the lease payments under this lease, therefore there is no future lease payment due under this lease as of December 31 2010.

Note 20 – Subsequent events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through April 18, 2011, which is the date of the financial statements were issued.

On March 30, 2011, CER Shanghai exercised the purchase option with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. The total purchase price of the building is $7,392,770 (RMB 48,486,224), which represents the price of the building and related land use right. CER Shanghai paid cash of $1,174,226 (RMB 7,698,697) and bank acceptance of $747,361 (RMB 4,900,000) on March 31, 2011. The maturity date of the bank acceptance shall be no later than October 10, 2011. The remaining payment will be made after March 30, 2011, by means of cash or bank acceptance according to the contract.

On April 8, 2011, CER Shanghai entered into an early repayment agreement with Zhenjiang Sopo Chemical New Development Co., Ltd. (“Sopo”). According to the agreement, Sopo will make a lump sum payment in the amount of $4.6 million (RMB30 million) and the remaining amount of $1.9 million (RMB12 million) will be paid in an interest-free manner from April 2011 to March 2012.

On April 15, 2011, CER prepaid the remaining principal due under the $4 million long-term loan (note 8). The prepayment sum is $2,981,244, representing the principle amount due, the prepayment premium and the net interest due. Additionally, CER will issue 117,230 shares to the lenders based on the principal amount due under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement.

Note 21 – Restricted Net Assets

Relevant PRC laws and regulations permit PRC companies to pay dividends only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, the Company’s VIE subsidiaries can only distribute dividends upon approval of the shareholders after they have met the PRC requirements for appropriation to statutory reserve. The statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends. As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances, which restricted portion amounted to approximately $16,429,356, or 398.9% of the Company’s total consolidated net assets as of December 31, 2010. Even though the Company currently does not require any such dividends, loans or advances from the PRC subsidiaries and affiliates for working capital and other funding purposes, the Company may in the future require additional cash resources from our PRC subsidiaries and affiliates due to changes in business conditions, to fund future acquisitions and developments, or merely declare and pay dividends to or distributions to the Company’s shareholders.

Additional Information — Condensed Financial Statements of the Company

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

As of December 31, 2009 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Statements of Operations:

	For the years ended December 31,
	2009	2010
REVENUES	$-	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,134,290)	(188,696)

LOSS FROM OPERATIONS	(1,134,290)	(188,696)

OTHER INCOME (EXPENSE), NET:
Change in fair value of warrants liabilities	1,539,233	40,187
Change in fair value of derivative liabilities	399,500	667,084
Non-operating expenses, net	(2,731)	(10,479)
Interest expenses	(848,919)	(1,940,146)
Total other income/(expense), net	1,087,083	(1,243,354)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(47,207)	(1,432,050)

INCOME TAXES BENEFITS	431,970	-

Share of loss from subsidiaries and VIEs	(1,271,244)	(2,087,333)

NET LOSS	(886,481)	(3,519,383)

COMPREHENSIVE LOSS	$(886,481)	$(3,519,383)

Condensed Balance Sheet

	December 31, 2009	December 31, 2010

ASSETS

CURRENT ASSETS:
Cash	$4,492	$23,223
Other current assets and receivables	4,900	4,500
Other receivables - inter companies	5,115,560	3,895,580
Deferred financial cost, current	674,748	215,623
Advances on purchases	229	229
Total current assets	5,799,929	4,139,155

OTHER ASSETS:
Deferred financial cost	215,623	-
Long term investment	8,804,774	6,717,441
Total other assets	9,020,397	6,717,441

Total assets	$14,820,326	$10,856,596

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,109	$1,255
Other payables - inter companies	659,529	-
Accrued liabilities	121,353	118,750
Derivative liability, current	435,500	203,916
Convertible note, current	2,023,720	-
Total current liabilities	3,244,211	323,921

NON-CURRENT LIABILITIES:
Warrant liabilities	1,372,947	1,332,760
Derivative liability	435,500	48,461
Convertible note	1,938,408	4,691,582
Total non-current liabilities	3,746,855	6,072,803

SHAREHOLDERS' EQUITY:

Preferred stock(US$0.001 par value; 50,000,000 shares authorized, 714,963 and 662,963 shares issued and outstanding as of December 31, 2008 and 2009, respectively)	626	189
Common stock(US$0.001 par value; 100,000,000 shares authorized, 29,912,573 and 30,638,720 shares issued and outstanding as of December 31, 2008 and 2009, respectively)	30,639	30,906
Additional paid-in-capital	7,309,574	7,459,739
Retained earnings (accumulated deficits)	488,421	(3,030,962)
Total shareholders' equity	7,829,260	4,459,872

Total liabilities and shareholders' equity	$14,820,326	$10,856,596

Condensed Cash flow:

	For the year ended December 31,
	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(886,481)	$(3,519,383)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Common stock issued for services	840,000	-
Stock based compensation	221,816	141,012
Common stock issued for long-term loan	-	8,979
Change in fair value of warrants	(1,539,233)	(40,187)
Change in Value of derivative liabilities	(399,500)	(667,084)
Deferred finance cost	-	674,748
Interest expenses of convertible note	730,169	777,915
Deferred income tax	(431,970)	-
Investment loss	1,271,244	2,087,333
Change in operating assets and liabilities
Other current assets and receivables	(5,095,460)	1,220,380
Advances on inventory purchases	29,427	-
Accounts payable	(63,319)	(2,854)
Accrued expenses and other liabilities	309,441	(662,128)
Net cash provided by (used in) operating activities	(5,013,866)	18,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	5,000,000	-
Net cash provided by financing activities	5,000,000	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	-	-

(DECREASE)/INCREASE IN CASH	(13,866)	18,731

CASH, beginning	18,358	4,492

CASH, ending	$4,492	$23,223

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The management team evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the fiscal year, based on the evaluation of our disclosure controls and procedures as of December 31, 2010, management concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, using the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (a) the control environment, (b) risk assessment, (c) control activities, (d) information and communication, and (e) monitoring. In the course of the controls evaluation, management reviewed any errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.  Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective due to the material weakness identified, which is as follow:

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

3)  There continued to be insufficient controls for company information technology, especially in the area of enterprise resource planning (“ERP”).  The Company does not have policies to govern IT and the accounts in ERP, particularly in the access right for each account, the access password and segregation of duties in the accounting system.

4)   The Company continued to have insufficient qualified resources (employees and work framework) to perform its internal audit functions properly.

5)  CER has not completed development of its policies for performance appraisal, and also has no written documentation. Management has no data to analyze the condition of human resources and to assess the related risks.

6)    Some controls tested as deficiencies during 2009 and 2010 still remained un-remediated as of the year ended 2010, because most departments were short of resources, especially due to the lack of human resources.

Remediation Activities by Management

Our management is in the process of implementing remediation procedures. Management is seeking to develop the overall scope and effectiveness of our internal audit capabilities.  To that end, management has taken the following actions to improve internal controls over financial reporting:

1)
Management has engaged a global business consulting firm continued to assist management in strengthening our internal control of financial reporting. As of the year end of 2010, management has outlined and assessed all the major processes and all the key controls of the Company.

Management continues to establish, together with the consulting firm, more detailed policies and procedures for the preparation of consolidated financial statements, and has improved our formal contract review process to establish and document revenue recognition events and methodologies at the inception of revenue generating contracts.

In addition, management has developed policies and procedures to ensure that the preparation of quarterly and annual financial statements, note disclosures, and related information are in compliance with accounting standards and guidance, and we have developed policies and procedures to review and document the resolution to any abnormal balances and account relationship discrepancies on a monthly basis.  Specifically, management has established a policy that it should (a) analyze the abnormal balances and account relationship discrepancies, (b) document the review and resolution for any abnormal balances and account relationship discrepancies that exist, and (c) report significant abnormal balances and account relationship discrepancies on a monthly basis including a status of researching and resolving the balances and be required to report significant abnormal balances and account relationship discrepancies on a monthly basis including a status of researching and resolving the balances. In respect of the above processes, management will maintain adequate documentation.

Furthermore, management is also continuing to develop policies and procedures to determine if any journal entries processed in the current fiscal year have a prior period impact.

2)
During fiscal year 2010, the Company continued to hire several qualified staff with experience in financial reporting, this has provided improved and better compilation of the necessary information and interpretation for the proper presentation of the financial statements, however, management understands that there must be continued improvement in this area.

Management has recruited more qualified employees for the key positions which relate to financial reporting. The Company also recruited some management personnel of both top and middle levels, who are equipped with the appropriate knowledge and experience on internal control. The Company has also provided more training courses for the staff of the financial and internal control departments.

3)
Management is developing an ERP system to eliminate manual processes in the area of supply chain, manufacturing, sales and financial processes to avoid kinds of mistakes that may result from manual entry.

Management has established some and still establishing high level and detailed control policies for all business departments, and management will continue to monitor the implementation of these policies. These policies include, but are not limited to, CER Examine and Approve Matrix, Guidance for Physical Count and Variance Adjustment, IT Security Policy.

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

4)
Management has established an internal control department consisting of experienced staffs. The team is focused on design of the control points of different operation cycles, as well as inspection of the implementation of the control process. Management planed to recruit more experienced staff in the future to focus on internal controls. Training relating to internal control will also be launched in the near future to increase the effectiveness and efficiency of our control implementation. Management also has established some relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system, while it is preparing detailed instructions and guidance.

5)
Management has taken steps to remediate many deficiencies, there continued to be deficiencies in the areas of purchasing, inventory control, general ledger and controls surrounding human resources function, which management is continuing on-going assessment, testing of the processes and controls and improving such controls.

While we have begun to take the actions described above to address the material weakness identified, the process of designing and implementing an effective financial reporting system represents a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As such, the measures we expect to take to improve our internal control over financial reporting may not be sufficient to address the material weakness identified to provide reasonable assurance that out internal control over financial reporting is effective. As we prepare for compliance with Section 404 of the Sarbanes-Oxley Act, we may identify additional deficiencies in our system of internal control over financial reporting and, if so, will take correcting actions accordingly.

Changes in Internal Controls

 Other than the above-mentioned “Remediation Initiative by Management”, the Company has made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materiality affect, the Company’s internal control over financial reporting during the three months ended December 31, 2010.

Item 9B   Other Information

None

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our Company as of March 31, 2011:

Name	Age	Position with the Company
Qinghuan Wu	64	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer
Qi Chen	40	Chief Operations Officer and Director
Jialing Zhou	55	Director
Ye Tian	31	Director
Estelle Lau	44	Director

Qinghuan Wu has been a director, the Chairman of our Board and our Chief Executive Officer since April 2008 and our acting Chief Financial Officer since November 2009. Mr. Qinghuan Wu has devoted his 40-year career to the design and production of waste heat boilers and energy recovery systems, and related technological development. Mr. Qinghuan Wu has been the Executive Director of our subsidiary Haie Hi-tech Engineering (Hong Kong) Company Limited (which we refer to as Hi-tech), which was founded in January 2002, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (which we refer to as Shanghai Engineering and which has entered into a contractual relationship with Hi-tech and subsequently with CER (Hong Kong) Holdings Limited (which we refer to as CER Hong Kong), a wholly-owned subsidiary of the Company founded in August 2008), which was founded in July 1999, and Shanghai Environmental (which was dissolved in June 2010) between 1992 and 2004, Mr. Qinghuan Wu founded or held positions with numerous companies and research institutes whereby he developed significant expertise related to the energy recovery business. Mr. Qinghuan Wu was the founder and President of Zhangjiagang Hai Lu Waste Heat Boiler Research Institute between 1992 and 1998, the Executive Director of Kunshan Kun Lun Hi-technology Engineering Co., Ltd. between 1996 and 2004 and the founder and Executive Director of Zhangjiagang Hai Lu Kun Lun Hi-Technology Engineering Co., Ltd. between 1997 and 2001. Before that, Mr. Qinghuan Wu worked for 23 years (from 1969 until 1992) as a research engineer at the Nanjing Chemical Industry Research Institute, the largest research institute under the Chinese Ministry of Chemical Industry. Mr. Qinghuan Wu has served as the executive member of the Chinese Sulfur Industry Association since 1999 and been responsible for waste heat recovery technology development for the industry. Mr. Qinghuan Wu was granted the China National Science and Technology Advancement Award and Technology Award of the Chinese Ministry of Chemical Industry for his technological innovation in the waste heat recovery field. Mr. Qinghuan Wu holds a bachelor degree in Process Equipment and Control Engineering from Beijing University of Chemical Technology, Beijing, China. We believe Mr. Qinghuan Wu’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

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

Ye Tian has been a director since June 2009. Mr. Tian is currently the CEO of Back In Time Ltd. and its wholly-owned subsidiary JOVI, a retail chain and lifestyle brand in China, and a General Partner of Media Plus, an investment company located in Beijing and focusing on Asia. Prior to his current work, from 2006 to 2007, Mr. Tian was a Director at Loeb Enterprises, an incubation company in New York, and from 2003 to 2005, he was an Analyst at Appian Corporation, a software company in Virginia. Mr. Tian holds a Bachelor of Arts degree in Applied Mathematics from Harvard University. We believe Mr. Tian’s qualifications to serve on the Board of Directors include his business experience as a chief executive officer.

Estelle Lau has been a director since October 2009. Ms. Lau has been a consultant for the past 10 years in the venture capital community focusing on cross-border investments in Asia, mainly in Chinese-speaking countries. Ms. Lau has served as General Counsel to pan-Asian venture funds, including CVM Capital and Crimson Capital. Ms. Lau has held the position of Vice President at 51Job (NASDQ:JOBS), the leading provider of HR services in China, serving as internal counsel and managing investor relations in the U.S. Ms. Lau also worked as an independent consultant at Kmart Corporation as Acting VP of Global Sourcing and Compliance and served as General Counsel and managed investor relations for Shine Media Acquisition Corporation. Currently she heads Development and Communications for CASBS at Stanford University, an independent center focused on the social and behavioral sciences.  Ms. Lau was an Associate Professor of Law at SUNY Buffalo School of Law and has a B.A. in Sociology and Philosophy from Wellesley College, an M.A. and Ph.D. in Sociology from the University of Chicago and a J.D. from Harvard Law School. We believe Ms. Lau’s qualifications to serve on the Board of Directors include her financial and legal experience.

Family Relationships

Mr. Qinghuan Wu, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and, Mrs. Jialing Zhou, one of our directors, are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and ten percent shareholders are charged by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2010, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.

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

Item 11 Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation with respect to our fiscal years ended December 31, 2010 and December 31, 2009, paid or accrued by us to or on behalf of those persons who were our principal executive officer, who we refer to as our “named executive officers.” There were no other executive officers whose compensation exceeding $100,000 during those two fiscal years.

Name and principal position	Year	Salary ($)	All Other Compensation(1) ($)	Total ($)
Qinghuan Wu, Chief	2010	72,508	5,000	76,508
Executive Officer and	2009	70,373	4,000	74,373
acting Chief Financial
Officer

Richard Liu(2), Chief Financial Officer	2009	145,033		145,033

(1) Represents cost for automobile benefit.
(2) Richard Liu resigned in November 2009

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

Outstanding Equity Awards at Fiscal Year-End

There is no equity award outstanding at December 31, 2010 for each of the named executive officers:

Option Exercises

None of our named executive officers exercised any options during the year ended December 31, 2010.

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


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


Outsourced employees. We have entered into an agreement with a human resource service company to outsource the employees for manufacturing. The human resource service company will be responsible for the comprehensive insurance for these employees.

	Senior management. Our Chinese subsidiaries and our affiliated companies pay the premiums for accident insurance for a few members of their respective senior management.

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

The following table sets forth compensation information for the Company’s directors who are not named executive officers for the year ended December 31, 2010:

Name	Fees Earned or Paid in cash	Option Awards(1)	All Other Compensation	Total
	($)	($)	($)	($)

Ye Tian		123,550		123,550
Estelle Lau	30,000	17,463		47,463

(1)  Option award amounts reflect compensation cost for our directors for the year ended December 31, 2010, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock and Series A Convertible Preferred Stock constitute our only voting securities. Holders of our common stock and Series A Convertible Preferred Stock vote together as a single class. As of March 31, 2011, we had 30,956,651 shares of common stock and 200,000 shares of Series A Convertible Preferred Stock issued and outstanding. Each holder of Series A Convertible Preferred Stock is entitled to that number of votes equal to the number of shares of common stock into which such holder’s aggregate number of shares of Series A Convertible Preferred Stock is convertible immediately after the close of business on the applicable record date. Currently, the Series A Convertible Preferred Stock is convertible into an aggregate of 105,882 shares.

The following table sets forth, as of March 31, 2011, the beneficial ownership of our common stock by (a) each person or group of persons known to us to beneficially own more than 5% of our outstanding shares of common stock, (b) each of our directors and named executive officers and (c) all of our directors and executive officers as a group. None of the foregoing persons hold any shares of our Series A Convertible Preferred Stock. Except as indicated in the footnotes to the table below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2011 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the table below, the address of each individual named below is 7F, No. 267 Qu Yang Road, Hongkou District, Shanghai, China 200081.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class(1)
Qinghuan Wu	11,454,254		37.00%
Qi Chen	-		-
Jialing Zhou	8,302,836		26.82%
Ye Tian	312,500	(2)	*1.01%
Estelle Lau	45,000	(3)	*
All directors and officers as a group (5 persons)	20,114,590		64.98%

(1)
Based upon 30,956,651 shares of common stock issued and outstanding as of December 31, 2010. Does not include 200,000 shares of Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock.

(2)	Includes 312,500 shares of common stock issuable upon exercise of outstanding options.
(3)	Includes 45,000 shares of common stock issuable upon exercise of outstanding options.
*	Less than 1%

Item 13   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu, our Chairman and Chief Executive Officer, to lease office space. For the years ended December 31, 2009 and 2010, the Company paid $52,776 and $53,258, respectively, in rent to Mr. Qinghuan Wu's son.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide, a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the new manufacturing plant being built in Yangzhou, China.  The loan bears interest at the annual rate of 9.5%, and is unsecured, The Company will pay interest of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012.  The loan is unsecured and there are no guarantees of the interest or principal.  The Company paid a total of $95,000 of interest on this loan during 2010. As of December 31, 2010, the total principal amount outstanding was $1,000,000.

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

Item 14  Principal Accountant Fees and Services

Principal Accountant Fees and Services

PricewaterhouseCoopers (“PwC”), our current auditor, performed the audit of our annual consolidated financial statements for the year ended December 31, 2010 and 2009. PwC also performed the review of our quarterly financial statements for the first, second and third quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, respectively.

The following is a summary of fees billed by the principal accountant for services rendered during each of the years ended December 31, 2009 and 2010.

Audit Fees. For the years ended December 31, 2009 and December 31, 2010, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $242,388,and $402,397, respectively.

Audit Related Fees. For the years ended December 31, 2009 and December 31, 2010, there were no fees billed for professional services by our independent auditors for assurance and related services.

Tax Fees. For the years ended December 31, 2009 and December 31, 2010, there were no fees billed for professional services rendered by our independent auditors for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2009 and December 31, 2010, there were no other fees billed for other professional services by our independent auditors.

Pre-Approval Policy

The Audit Committee pre-approves the services to be provided by its independent auditors. During the year ended December 31, 2010, the Audit Committee reviewed in advance the scope of the annual audit to be performed by the independent auditors and the independent auditors’ audit fees and approved them.

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

10.23	First Amendment to Consulting Agreement dated as of August 11, 2008 between China Energy Recovery, Inc. and ARC China, Inc. (10)
10.24*	Stock Option Plan (12)
10.25	Loan Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.26	Registration Rights Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.27	Form of Loan Agreement dated February 1, 2010, between investors and CER Holdings (Hong Kong) Limited (19)
10.28	Loan Agreement between Haide Engineering (Hong Kong) Limited and CER (Hong Kong) Holdings Limited dated February 1, 2010 (19)
10.29	Form of Loan Agreement dated as of December 31, 2010 between registrant and Hold and Opt Investments Limited (20)
10.30	Form of Collateral Agreement, related to the Loan Agreement dated as of December 31, 2011 (20)
10.31	Form of Contract for Commercial Building, dated as of March 30, 2011 between Registrant and Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. (21)
21.1	List of Subsidiaries (+)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (+)

*	Indicates management contract, compensatory plan or arrangement.
1.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
2.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2008.
3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2008.
4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
5.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
6.	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 31, 2008.
7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2006.
8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2006.
9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 15, 2008.
10.	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on August 25, 2008.
11.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 24, 2008.
12.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 4, 2008.
13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2008
17.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 5, 2009.
18.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 26, 2009.
19.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 4, 2010.
20.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 10, 2011.
21.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 7, 2011.
+	Filed herewith.

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

Principal Executive Officer and Director:

/s/ Qinghuan Wu	Chief Executive Officer and Director
Qinghuan Wu	18-April-2011

Principal Financial and Accounting Officer

/s/ Qinghuan Wu	Acting Chief Financial Officer
Qinghuan Wu	18-April-2011

Directors:

/s/ Qi Chen	Chief Operation Officer and Director
Qi Chen	18-April-2011

/s/ Jialing Zhou	Director
Jialing Zhou	18-April-2011

/s/ Ye Tian	Director
Ye Tian	18-April-2011

/s/ Estelle Lau	Director
Estelle Lau	18-April-2011