Form 10-Q
period 2011-03-31
China Energy Recovery, Inc.
filed 2011-05-23
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares outstanding of the registrant's common stock as of April 30, 2011:
30,956,651 shares of Common Stock, $0.001 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND MARCH 31, 2011
(UNAUDITED)
	December 31,	March 31,
	2010	2011

ASSETS

CURRENT ASSETS:
Cash	$2,996,076	2,679,096
Restricted cash	218,346	220,544
Notes receivable	1,341,359	3,333,126
Accounts receivable, net of allowance for doubtful accounts	7,059,935	12,691,226
Inventories	8,661,800	9,599,996
Other current assets and receivables	1,185,032	876,618
Deferred financial cost – current	215,623	141,271
Advances on purchases	15,200,669	25,927,183
Total current assets	36,878,840	55,469,060

NON-CURRENT ASSETS:
Plant and equipment, net	10,101,755	24,748,028
Deferred tax assets	171,776	333,113
Intangible assets	2,477,959	2,532,317
Long-term accounts receivable	4,679,121	-
Total non-current assets	17,430,611	27,613,458
Total Assets	$54,309,451	83,082,518

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,557,848	17,296,278
Accrued expenses and other liabilities	1,912,544	1,331,171
Advances from customers	27,530,065	39,412,380
Advances from customers-related party	-	7,300,894
Taxes payable	1,631,507	567,675
Short-term bank loans	4,333,700	4,057,032
Derivative liability, current	374,846	220,310
Long-term loan, current	3,177,973	3,338,774
Total current liabilities	43,518,483	73,524,514

NON-CURRENT LIABILITIES:
Warrant liability	1,332,760	839,324
Derivative liability	48,461	26,407
Convertible note	4,691,582	4,728,124
Long-term loan	543,778	-
Total non-current liabilities	6,616,581	5,593,855
Total Liabilities	50,135,064	79,118,369

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and March 31, 2011)	189	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 30,956,651 shares issued and outstanding as of December 31, 2010 and March 31, 2011, respectively)	30,906	30,956
Additional Paid-in-capital	8,313,385	8,388,896
Accumulated deficit	(4,713,541)	(5,099,627)
Statutory reserves	132,802	132,802
Accumulated other comprehensive income	410,646	510,933
Total shareholders' equity	4,174,387	3,964,149
Total liabilities and shareholders' equity	$54,309,451	83,082,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)

	Three months ended March 31,
	2010	2011

REVENUES
Third parties	$4,093,778	$5,605,402
Related party	-	1,774,657
Total revenue	4,093,778	7,380,059

COST OF REVENUES
Third parties	(3,476,202)	(6,141,141)
Total cost of revenues	(3,476,202)	(6,141,141)

GROSS PROFIT	617,576	1,238,918

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,156,089)	(1,813,081)

LOSS FROM OPERATIONS	(538,513)	(574,163)

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	518,486	477,889
Change in fair value of derivative liabilities	311,500	162,217
Non-operating income/(loss), net	728,713	(70,135)
Interest expenses, net	(664,368)	(369,525)
Total other income, net	894,331	200,446

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	355,818	(373,717)

PROVISION FOR INCOME TAXES	(167,239)	(12,369)

NET INCOME/(LOSS)	188,579	(386,086)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	9,432	100,287

COMPREHENSIVE INCOME/(LOSS)	$198,011	$(285,799)

EARNINGS/(LOSS) PER SHARE:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,734,134	30,930,949
Diluted	30,734,134	30,930,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total

BALANCE, at January 1, 2010	662,963	$626	30,638,720	$30,639	$8,163,224	$132,802	$(1,194,158)	$(77,485)	$7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

BALANCE, at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387
									-
Common stock for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Stock based compensation	-	-	-	-	35,253	-	-	-	35,253
Net loss	-	-	-	-	-	-	(386,086)	-	(386,086)
Foreign currency translation gain	-	-	-	-	-	-	-	100,287	100,287

BALANCE, at March 31, 2011	200,000	$189	30,956,651	$30,956	$8,388,896	$132,802	$(5,099,627)	$510,933	$3,964,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)

	Three months ended March 31,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$188,579	$(386,086)
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Depreciation and amortization	65,924	224,790
Change in allowance for doubtful accounts	-	(19,783)
Change in inventory provision	-	26,141
Stock based compensation	35,253	35,253
Common stock for consulting services	-	40,308
Accretion interest of long-term loan	-	15,816
Change in fair value of warrants	(518,486)	(477,889)
Change in Value of convertible note	(311,500)	(162,217)
Interest expense of convertible note	437,097	110,894
Cancellation of warrants	-	(15,547)
Deferred tax expense	71,474	(161,337)
Change in operating assets and liabilities:
Notes receivable	287,836	(1,991,767)
Accounts receivable	(937,107)	(5,617,755)
Inventories	(483,923)	(964,337)
Other receivables	(39,482)	308,414
Advances on purchases	(2,220,870)	(13,559,288)
Long term accounts receivable, retainage	825,550	4,679,121
Accounts payable	(479,074)	2,466,559
Other payables and accrued liabilities	(247,466)	(595,747)
Advances from customers	1,799,438	11,882,315
Advances from customers – related party		7,300,894
Taxes payable	(730,234)	(1,063,832)
Effects of exchange rate change in operating activities	-	67,537
Net cash (used in)/provided by operating activities	(2,256,991)	2,142,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipments	(754,881)	(1,711,487)
Purchase intangible assets	(14,696)	(40,763)
Net cash used in investing activities	(769,577)	(1,752,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	-	(398,793)
Cash proceeds from long term loans	4,642,995	-
Principal payment of short term bank loans	(880,200)	(319,578)
Net cash provided by/(used in) financing activities	3,762,795	(718,371)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	9,432	11,184

INCREASE/(DECREASE) IN CASH	745,658	(316,980)

CASH, beginning	$2,386,573	$2,996,076

CASH, ending	$3,132,231	$2,679,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	-	115,441
Cash paid during the year for interest	243,460	511,254

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	437	-
Accounts payable relating to purchase of buildings and equipments	371,649	10,271,871

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

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental"), incorporated in Shanghai in May, 2007 and Mr. Qinghuan Wu, the Company’s Chief Executive Officer, Shanghai Environmental’s sole shareholder, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr. Wu assigned his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr. Wu have granted Hi-tech the exclusive right and option to acquire all Mr. Wu’s equity interests in Shanghai Environmental. Further, Mr. Wu has pledged all of his rights, title and interest in Shanghai Environmental. Shanghai Environmental was dissolved in June, 2010 and the registered capital had been transferred to Shanghai Engineering accordingly.

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $1.38 million as of March 31, 2011. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance of $0.08 million, accrued liabilities to suppliers and agents of $0.42 million, and other accrued liabilities of $0.94 million, totaled $1.44 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

(c) Concentration of risk

The Company maintains cash balances at financial institutions within the U.S. Hong Kong and PRC. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong were fully covered by the government provided insurance until the end of 2011.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on its cash in bank accounts.

For the three months ended March 31, 2010 and 2011, the Company’s five top customers accounted for 91% and 87% of the Company's sales, respectively. Receivables from these five top customers were 63% and 14% of total accounts receivable at March 31, 2010 and 2011, respectively.

For the three months ended March 31, 2010 and 2011, five top suppliers provided approximately 36.4% and 48.0% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were approximately 15.1% and 38.6% at March 31, 2010 and 2011, respectively.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2010 and 2011, foreign currency translation income amounted to $9,432 and $100,287, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $410,646 and $510,933 as of December 31, 2010 and March 31, 2011, respectively. The balance sheet accounts with the exception of equity at December 31, 2010 and March 31, 2011 were translated at RMB6.83 to $1.00 and RMB6.56 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2010 and 2011 were RMB6.83 to $1.00 and RMB6.57 to $1.00 respectively.

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

Allowance for doubtful account, December 31, 2009	$589,048
Addition	260,487
Write off	(134,639)
Recovery	(107,527)
Translation adjustment	17,645
Allowance for doubtful account, December 31, 2010	$625,014
Recovery	(19,783)
Translation adjustment	6,247
Allowance for doubtful account, March 31, 2011	$611,478

Accounts receivable which are expected to be collected after twelve months are reclassified as long-term accounts receivable. The Company reserved a provision for account receivable balances based on the nature of the business and accounts receivable collection history (further discussed in Note 3).

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

Provision for inventory, December 31, 2009	$117,126
Addition	47,281
Realized	(74,090)
Translation adjustment	2,878
Provision for inventory, December 31, 2010	$93,195
Addition	26,141
Translation adjustment	997
Provision for inventory, March 31, 2011	120,333

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

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the consolidated statement of income and other comprehensive income. There were no disposal of assets during the three months ended March 31, 2010 and 2011.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairment of long lived assets recognized for the three months ended March 31, 2010 and 2011.

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

(o) Operation leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statement of operation on a straight line basis over the lease periods.

(p) Stock based compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services received in exchange for stock based compensation at the grant date fair value of the award.

The Group recognizes the stock based compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period for each award.

ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  There were no stock options granted in the three months ended March 31, 2010 and 2011.

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

(q) Shipping and handling cost

Shipping and handling costs are included in selling, general and administrative expenses which totaled $43,843 and $98,048 for the three months period ended March 31, 2010 and 2011, respectively.

(r) Revenue recognition

The Company derives revenues principally from:

(a)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation;

(b)	Sales of energy recovery systems;

(c)	Provision of design services.

Revenue by the above categories for three months ended March 31, 2010 and 2011 are summarized as follows:
	Three months ended March 31,
	2010	2011
Revenue:
EPC contracts	$2,683,285	$6,216,537
Product	1,410,493	1,163,522
Totals	$4,093,778	$7,380,059

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
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and March 31, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐
☐	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and March 31, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐
☐	Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of December 31, 2010 and March 31, 2011.

		Balance as of March 31, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$220,310	-	-	$220,310
Derivative liability (Note 13)	$26,407	-	-	$26,407
Warrant liability (Note 13)	$839,324	-	-	$839,324

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$374,846	-	-	$374,846
Derivative liability (Note 13)	$48,461	-	-	$48,461
Warrant liability (Note 13)	$1,332,760	-	-	$1,332,760

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the three months ended March 31, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(477,889)
Change in fair value of derivative liability recognized in earnings	(162,217)
Warrant cancellation(Note 15)	(15,547)
Derivative liability realized	(14,373)
Balance at March 31, 2011	$1,086,041

The following presents the carrying value and the estimated fair value of the Company’s convertible note at March 31, 2011:

	Carry Value	Fair Value

Convertible note	$4,728,124	$4,716,142

The fair value of the convertible note is based on the market interest rate for debt with similar terms and maturity.

(t) Segment reporting

The Group has adopted ASC 280, Segment Reporting, for its Segment reporting. The Group mainly operates in China and measures its business as a single segment.

(u) Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02 which applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitute a trouble debt restructuring, Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

Note 3 – Accounts Receivable

(a)	Accounts Receivable

	December 31,	March31,
	2010	2011

Current accounts receivable	$7,059,935	12,691,226
Subtract: Allowance for doubtful accounts	-	-
Current accounts receivable, net	$7,059,935	12,691,226

Current receivables also consisted of revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.  As of December 31, 2010 and March 31, 2011, the revenue recognized in excess of amounts billed amounted to approximately $2,328,420 and $ 7,447,080, respectively.

(b)	Long-term Accounts Receivable

The Company classified accounts receivable which are to be collected after one year as long-term accounts receivable.

The following accounts receivable consisted of receivables related to revenue recognized in excess of amounts billed of approximately $4,679,121 and $7,447,080 as of December 31, 2010 and March 31, 2011, respectively. These receivables have original maturities of greater than 12 months. As of March 31, 2011, these balances include $7,447,080 that has been classified to current receivable due to a change in contractual term. A portion of these receivables was subsequently received in April 2011.

	December 31,	March 31,
	2010	2011
Gross	$6,242,969	$8,058,558
Unearned Income	(938,834)	-
Allowance for doubtful accounts	(625,014)	(611,478)
Total, net	$4,679,121	$7,447,080
Less: Current portion	-	(7,447,080)
Total	4,679,121	-

Contractual maturities of the Long-term accounts receivables at March 31, 2011 are summarized as follows:

Amount

Twelve months ended March 31, 2012	7,447,080
Twelve months ended March 31, 2013	611,478
Total	8,058,558

Note 4 – Inventories

As of December 31, 2010 and March 31, 2011, inventories consist of the following:

	December 31,	March 31,
	2010	2011

Raw materials	$1,589,194	$1,858,151
Work in progress	6,837,139	7,532,675
Finished goods	235,467	209,170
Total inventories	$8,661,800	$9,599,996

For the three months period ended March 31, 2010 and 2011, management accrued inventory provision of $0 and $ 26,141, respectively.

Note 5 –Property, plant and equipment, Net

As of December 31, 2010 and March 31, 2011, property, plant and equipment consists of the following:

	December 31,	March 31,
	2010	2011

Plants	$-	$12,486,255
Machinery equipment	666,335	4,385,666
Transportation equipment	395,582	431,755
Office equipment	502,625	519,581
Accumulated depreciation	(791,252)	(1,013,069)
Subtotal	773,290	16,810,188
Construction in progress	9,328,465	7,937,840
Property, plant and equipment, net	$10,101,755	$24,748,028

Depreciation expense for the three months ended March 31, 2010 and 2011 was $45,523 and $ 213,375, respectively.

Note 6 – Intangible Assets

Intangible assets mainly represent purchase for usage of a parcel of land in Yangzhou where the manufacturing plant is located.  The Company has obtained the usage title of the land in December 2009.  The land use right is recorded at cost of $2,438,632 and is amortized over the lease term of 50 years starting from November 2009 when it was acquired. The amortization expense recorded for three months ended March 31, 2010 and 2011 amounted to $20,401 and $11,415. The remaining balance represents the net value of purchased software.

Note 7 – Short Term Bank Loans

On September 1, 2009, the Company borrowed $880,200 in a short-term loan from one bank in China which matured on August 31, 2010 with a 5.841% annual interest rate. The bank loan was collateralized by Shanghai Engineering’s leased office space, which is owned jointly by Mr. Qinghuan Wu, the Chairman of the Board and Chief Executive Officer of the Company, and his son. The full amount of $880,200 was repaid on January 5, 2010.

On November 18, 2010, CER Shanghai borrowed RMB 8,400,000 (approximately $1,260,000) for working capital purpose from Shanghai Pudong Development Bank, Shanghai Branch. The term of the loan is one year. The loan agreement permitted the Company to draw down up to RMB 8,400,000 in principal amount before the end of 2010. The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, and Jialing Zhou, a director of the Company, The Company has also pledged the receivables from Sopo. The loan agreement provides for quarterly interest payments at an annual interest rate of 6.116%. On November, 2010, the Company drew down RMB 8,400,000, the full amount. The Company paid back RMB 2,800,000 as planned till March 31, 2011, leaving the short-term loan balance of RMB 5,600,000(approximately $854,112) as at March 31, 2011.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is RMB 30,000,000 (approximately $4,500,000).  The funds may be drawn down as a short term loan used for trade financing or similar purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, Jialing Zhou, a director of the Company, two of the Group’s subsidiaries, CER Shanghai, and Shanghai Engineering, and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged its land use right in Yizheng. The Company has drawn down RMB 21,000,000 (approximately $3,202,920) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%.  These funds will be used for working capital.

Interest expenses of short-term bank loans were $1,571 and $63,401 for the three months ended March 31, 2010 and 2011, respectively.

Note 8 – Long Term Loans

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”), entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan are for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000. The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%.  The loan repayments are to be made three times a year starting May 15, 2010, and are fully amortizing, such that the principal and interest will be fully repaid at maturity. The Company will pay the sum of $566,023 at the end of every four calendar months, commencing May 15, 2010. The Borrower has entered into other agreements to provide that money due from a certain sale and service contract and related guarantee will be directed to pay the amounts due under the Loan Agreements, with the balance paid to the Borrower or its affiliates. The loan agreement between the Paying Agent and Borrower and related agreements have been registered with State Administration of Foreign Exchange (SAFE) for the inflow of funds and the repayment of the loan obligations. The loans may be prepaid at any time with a premium of 1.25% of the principal amount being paid. The Loan Agreements provide for the typical events of default, including a cross default clause, and the Company has made various representations and given various covenants to the lenders as are typical of such arrangements.

As a guarantor of the payments under the Loan Agreements, Mr. Qinghuan Wu, the Chief Executive Officer of the Company and the principal officer of the Borrower, Paying Agent and other affiliates, has pledged 8,000,006 shares for the repayment of the obligations under the Loan Agreements.

As a result of the Company not filing its annual and quarterly reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the fiscal year ended December 31, 2009 and December 31, 2010 and the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011, the Company was in violation of various loan covenants and default terms with respect its obligation to file SEC reports and comply with applicable laws under the terms of the Loan Agreements. The violation of the covenants and default permit the note holders to accelerate the repayment of the full amount of the principal and interest due on the loan. To date, the lenders have not delivered any notice of acceleration and have not indicated that they intend to give such a notice. One of the lenders representing $2,000,000 in principal amount of the loans, provided to the Company on November 1, 2010, a waiver of the covenant and default terms and also provided sufficient time to make the necessary past due filings, before a covenant violation or default would result again concerning these issues.

On April 15, 2011, CER prepaid the remaining outstanding principal due under the $4 million long-term loan. The prepayment sum of $2,981,244 represented the principal amount due, the prepayment premium and the net interest due.

According to the loan agreement provisions, as an additional inducement to the Lender to make the Loan, CER will issue to the Lender or its designee, on each date that an amount of principal of the Loan is paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) is less than RMB 6.8271(the agreed upon exchange rate on the date of the making of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date will be converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which will represent that number of shares to be issued to the Lender as of such date, in restricted stock. As of December 31, 2010 and March 31, 2011, the derivative liabilities amounted to $170,930 and $ 187,569, respectively.

The total number of shares due to the lenders under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement is 151,657.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for in the form of an investment which will help fund the Company’s new plant being built in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012, hence the remaining loan is classified as long-term loan to be repaid within one year.  The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the Loan Agreements. The Company repaid principal of $460,000 in December 2010 and the balance as of March 31, 2011 was $543,778. The Company will pay the sum of $12,825 at the end of every three calendar months thereafter.

Note 9 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note are for the construction of a new plant located in China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the three months ended March 31, 2010 and 2011, interest expense of $552,883 and $269,913 were incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Commitment Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of this Convertible Note divided by the conversion price of $1.80. In connection with these Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock that provides for voting rights and the right to appoint directors to the Company’s Board n the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

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

The embedded conversion feature of the Convertible Notes is accounted for as a derivative liability separately in the balance sheet in accordance with ASC 815, Derivatives and Hedging, because the conversion price is denominated in US dollars, which is a currency other than the Company’s functional currency.  The conversion feature accounted as a derivative liability on the balance sheet is classified as a current liability based on the timing of the cash flows derived from the convertible notes.  The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using the interest method. The change in fair value of the conversion feature of $179,030 and $171,175 were recorded in the consolidated statements of operations for the three months ended March 31, 2010 and 2011, respectively. The interest expenses recognized for accretion to the redemption value of the Convertible Notes was $232,628 and $36,542 for the three months ended March 31, 2010 and 2011, respectively.

The grant value of the warrants issued in conjunction with the Convertible Notes was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three months ended March 31, 2010 and 2011, $138,791 and $74,352, respectively, of deferred financing cost was amortized and charged to financial expenses. The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because their exercise price is denominated in US dollars, which is a currency other than the Company’s functional currency, i.e., the RMB. Changes in fair value of the Commitment Warrants (Note 13) for the three months ended March 31, 2010 and 2011 was recorded in the consolidated statements of operations.

On December 31, 2010, the Company entered into a loan agreement with the Lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interest are due September 29, 2012. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. In the event of a default, the lender would have the right to exercise its rights under the Class B Preferred Stock that was issued in connection with the issuance of Convertible Notes, which will continue with respect to the new loan. The Lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantor of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company, pledged 8,000,006 of his shares for the repayment of the principal due under the loan agreement.  The pledge will only take effect when the shares are released from its current pledge under the Long Term loan entered into by the Company on February 1, 2010.

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

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increase against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for the feature as an embedded derivative and recognized derivative liability at issuance in the amount of $48,461 and $26,407 as of December 31, 2010 and March 31, 2011, respectively. The change in fair value of the derivative liability of $22,054 was recorded in the consolidated statements of operations for the three months ended March 31, 2011.

Note 10 – Taxation

USA
The Company is subject to U.S. income tax at a rate of 34% on its assessable profits. No such profit tax has been incurred as the Group did not have any assessable income earned in or derived from the U.S. during the years presented.

Hong Kong
CER Hong Kong subsidiaries were subject to Hong Kong profit tax at a rate of 16.5% on their assessable profits. No Hong Kong profit tax has been assessed as the Group did not have assessable profit that was earned in or derived from Hong Kong subsidiaries during the years presented.

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

	Three months ended March 31,
	2010	2011

Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(5.66)%	(11.61)%
Permanent difference	(78.48)%	53.56%
Utilization of deferred income tax liability	-
Allowance for deferred income tax assets	97.14%	(79.26)%
Effective CIT rate	47.00%	(3.31)%

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	March 31,
	2010	2011

Deferred tax assets, non-current:
Tax loss carry forwards	3,299,721	3,734,679
-Allowance for doubtful accounts and provision for inventory	120,839	125,631
Valuation allowance	(3,116,086)	(3,412,300)
	304,474	448,010
Total deferred tax assets	304,474	448,010

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(132,698)	(114,897)
Total deferred tax liabilities	(132,698)	(114,897)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	March 31,
	2010	2011
Deferred tax assets, current, net	-	-
Deferred tax assets, non-current net	171,776	333,113
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profit/(loss) of non-US subsidiaries as of December 31, 2010 and March 31, 2011 were approximately ($498,756) (RMB2,643,099),and $946,847 (RMB5,587,585), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared out of the cumulative retained earnings as of December 31, 2010 and March 31, 2011.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three months ended March 31, 2010 and 2011, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended March 31,
	2010	2011
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax benefit/(expense )	(167,239)	(12,369)
Total provision for income taxes benefit/(expense)	$(167,239)	$(12,369)

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended March 31, 2010 and 2011. The net operating loss carry forwards for the U.S. income tax purposes is approximately $5,769,315 and $7,186,830  for the three months ended March 31, 2010 and 2011, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has recorded $3,299,721 and $3,734,679 of deferred tax assets as of December 31, 2010 and March 31, 2011 for these losses carryforwards.
The valuation allowances as of December 31, 2010 and March 31, 2011 were as follows:

Amount
Balance of December 31, 2009	$1,822,225
Increase	1,293,861
Balance of December 31, 2010	3,116,086
Increase	296,214
Balance of March 31, 2011	$3,412,300

Note 11 –Earnings/ (Loss) per Share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011
Numerator:
Net (loss)/income for the period	188,579	(386,086)
Amount allocated to preferred stockholders	1,557
Net (loss)/income available to common stock holders – Basic and diluted	187,022	(386,086)

Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	30,734,134	30,930,949
Denominator for diluted earnings per share	30,734,134	30,930,949
Basic (loss)/earnings per share	0.01	(0.01)
Diluted (loss)/earnings per share	0.01	(0.01)

For the three months ended March 31, 2010, there was no diluted effect to earnings per share due to the anti-dilutive effect. Warrants to purchase 3,357,450 shares of the Company’s common stock and options to purchase 560,000 shares of its common stock, as of March 31, 2010, were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

For the three months ended March 31, 2011, there was no diluted effect to losses per share due to the loss position. Warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 560,000 shares of its common stock, as of March 31, 2011, were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

Note 12 – Convertible Preferred Stock

Series A Convertible Preferred Stock

On April 15, 2008 and as a condition to closing of the Share Exchange, CER entered into Securities Purchase Agreements with 25 accredited investors pursuant to which CER issued and sold an aggregate of 7,874,241 units at a unit price of $1.08 (the "Financing"). Each unit consisted of one share of CER's Series A convertible preferred stock, par value of $0.001, and one warrant to purchase one-half of one share of CER's common stock at an exercise price of $1.29 per share. After the 1-for-2 reverse stock split conducted on April 16, 2008, the 7,874,241 shares of the Company’s Series A convertible preferred stock are convertible into 3,937,121 shares of common stock and the warrants are exercisable into 1,968,561 shares of the Company's common stock at an exercise price of $2.58 per share. The issuance costs of $1,859,902, including commissions, legal fees and transaction expenses were taken from the proceeds. The net proceeds were allocated between the Series A convertible preferred stock and warrants based on their relative fair values. As of the closing date, the fair value of Series A convertible preferred stock is estimated at $1.68 where as the fair value of the warrants is estimated at $0.85.  As a result, an aggregate amount of $5,307,539 was allocated to Series A convertible preferred stock and $1,336,739 was allocated to the warrants. The fair value of the warrants was initially valued using the binomial model with assumptions such as, stock price, volatility, expected term, dividend, risk-free interest rate, etc.

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

For the year ended December 31, 2010, 462,963 shares of Series A convertible preferred stock were converted into 245,098 shares of common stock. During the three months ended March 31, 2011, no shares of Series A convertible preferred stock were converted.

As of December 31, 2010 and March 31, 2011, the Company had 200,000 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively

Series B Convertible Preferred Stock

In connection with the Convertible Notes Agreement discussed in Note 9, the Company was required to issue to the Lender one hundred shares of Series B Preferred Stock, par value at $0.001. The Series B preferred stock provides voting rights and the right to appoint directors only in the event of defaults which equal or exceed $1,000,000 in the aggregate. The Series B preferred stock is senior to all other capital stock of the Company. The holder of the Series B preferred stock will not be entitled to any dividends, any liquidation preference of any kind, or any conversion right to convert the Series B preferred stock into the Company’s common stock.

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

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September 29,2009	December 31, 2010	March 31, 2011
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.15%	1.32%
Expected volatility	79.86%	51.0%	42.0%
Expected life (in years)	2.00 years	1.75years	1.50
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	203,916	32,741

We calculated the derivative liability on exchange rate based on the following key assumptions:

Derivative liability from convertible notes	March 31,2011

Estimated forward rate	6.4721
Discount rate	0.66%
Discount factor	0.9902

Fair value	$26,407

Derivative liability from long-term loan	March 31, 2011

Estimated forward rate	6.4059-6.5348
Discount rate	0.25%-0.81%
Discount factor	0.9859-0.9997

Fair value	$187,569

Warrants issued in connection with convertible notes;

	May 21, 2009 (Issuance date)	December 31, 2010	March 31, 2011
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	1.15	1.07
Exercise price	$1.8	1.8	1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	3.39	3.14
Risk-free interest rate	2.15%	1.22%	1.41%
Expected volatility	70%	78%	78.5%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	687,182	590,441

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2010	March 31, 2011
Number of shares exercisable	1,968,561	1,852,820
Risk-free interest rate	0.72%	0.85%
Expected volatility	83%	62%
Expected life (in years)	2.29 years	2.04 years
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$645,578	$248,884

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.
(e)	On March 2011, one warrant holder with the right to purchase 115,741 shares surrendered its warrant to the Company for cancellation and abandonment of all rights thereunder.

Note 14 - Stock-Based Compensation

Stock Options

On June 24, 2009, the Company appointed one independent director and granted him stock options to purchase 500,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the three year period beginning from July 1, 2009. On September 7, 2009, the Company appointed another independent director and granted her a stock option to purchase 60,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the two year period beginning from October 1, 2009. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status.

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

For the three months ended March 31, 2010 and 2011, the Company recognized $74,172 and $35,253of compensation expense, respectively.

Following is a summary of the status of options outstanding at March 31, 2011:

Outstanding Options			Exercisable Options

Exercise	Number	Average	Average	Number	Average
price		remaining	exercise		remaining
		contractual	Price		contractual
		term			term

$1.22	60,000	1.75	$1.22	45,000	1.75
$1.58	500,000	1.50	$1.58	312,500	1.50
Total	560,000			357,500

Following is a summary of the option activity:
Outstanding as of December 31, 2009	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2011	560,000

Vested and exercisable as of March 31, 2011	357,500

Note 15 – Interest Expense, Net

	Three months ended March 31,
	2010	2011
Interest of $5,000,000 convertible notes	118,967	159,018
Interest of $4,000,000 long-term loan	100,666	115,194
Interest of $1,000,000 long-term loan	10,196	12,825
Amortization of deferred financing cost	204,469	74,352
Accretion of convertible notes	232,628	36,542
Accretion of long term loan	-	15,815
Expense of common stock issued	-	40,308
Interest of short-term bank loans	1,571	63,401
Bank note discount interest	-	83,667
Warrant cancellation	-	(15,547)
Interest capitalized	(3,065)	-
Interest income	(1,064)	(216,050)
Total	664,368	369,525

Note 16 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the three months ended March 31, 2010 and 2011, the Company paid $13,194 and $13,203, respectively, as rental expense to Mr. Qinghuan Wu's son.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide, a company controlled by Mr. Qinghuan Wu, to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which will help fund the Company’s new plant being built in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012, hence the remaining loan is classified as long-term loan to be repaid within one year. The loan is unsecured and there are no guarantees of the interest or principal.  Shanghai Engineering has subordinated its loan to those under the loan agreements. The Company repaid principal of $ 460,000 in December 2010 and the balance as of 2010 year end was $543,778, after taking the exchange rate into account.

On January 8, 2011, CER signed a contract for the design, manufacture and installation of a major waste heat recovery system with Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhengjiang Kailin”) of Zhenjiang City. Transactions between CER and Zhenjiang Kailin were presented as related party transactions because CER and Green China Resources Inc., the parent company of Zhenjiang Kailin, have certain shareholders that are common to both companies at aggregate levels above 5% of ownership.  However, because management of each company is different and the management and directors at each company are independent of CER, CER confirms the contracts were negotiated and approved on an arms-length basis. For the three months ended March 31, 2011, revenue earned from the contract amounted to $1,774,657 and the cost of revenue associated with the revenue is $1,517,943; advances received from the related party for the work under contract amounted to $7,300,894 as of March 31, 2011.

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

The Company made contributions of $29,798 and $67,375 for employment benefits, including pension payments for the three months ended March 31, 2010 and 2011, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2010, the Company transferred $0, because its China subsidiaries incurred losses in 2010. Statutory reserve amounted to $132,802 as of December 31, 2010 and March 31, 2011.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $ 8,015,475 as of March 31, 2011.

Note 19 – Commitments and Contingencies

Capital contribution to CER Yangzhou

As described in Note 1, CER Yangzhou has registered capital of $20,000,000 of which $10,500,000 has been invested as of  March 31, 2011; the remaining capital is scheduled to be injected before August 28, 2011.

Lease and Operation Commitments

According to the renewed and amended Leasing and Operation Agreement (Note 1) between Shanghai Engineering and Shanghai Si Fang, Shanghai Engineering has recorded a lease expense and integrated management fee in the amount of $124,989 and $0 under cost of revenue and general administrative expenses for the three months ended March 31, 2010 and 2011, respectively.

The Company has paid all the lease payments under this lease, therefore there is no future lease payment under this lease as of March 31, 2011 as these will be paid on a month to month basis.

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), the lease agreement terminated as of March 31 2011. For the three months ended March 31, 2010 and 2011, the company incurred $13,203 and $13,696, respectively.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), which is to be the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments.   Then rental expenses have been recognized on a straight-line basis. CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009, and has also paid the second year’s rental fee in the amount of $851,525 in February 2010.The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the three months ended March 31, 2010 and 2011, the rental expense was $124,805 and $86,311, respectively.

On March 30, 2011, CER Shanghai exercised the purchase option with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. The total purchase price of the building is $7,392,770 (RMB 48,486,224), which represents the price of the building and related land use right. CER Shanghai paid cash of $1,174,226 (RMB 7,698,697) and bank acceptance of $747,361 (RMB 4,900,000) on March 31, 2011. The maturity date of the bank acceptance shall be no later than October 10, 2011. The remaining payment will be made after March 31, 2011, by means of cash or bank acceptance according to the contract.

Note 20 – Subsequent events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 23, 2011, which is the date of the financial statements were issued.

On April 15, 2011, CER prepaid the remaining principal due under the $4 million long-term loan (note 8). The prepayment sum is $2,981,244, representing the principal amount due, the prepayment premium and the net interest due. Additionally, CER will issue 117,230 shares to the lenders based on the principal amount due under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement.

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

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the amount of quarterly payment is allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period

Facing a possible large market opportunity and potential government supports, we decided to enlarge our production capacity by setting up a new production base. Our plan is to establish CER Yangzhou as a world-class international manufacturing facility of waste heat equipment, in both products and technology. We plan to make highly efficient energy-saving products, using advanced manufacturing processes and equipment. We intend, for this manufacturing facility to embody a completely new look of a modern factory, thus making the Company more competitive; while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. During 2010, we focused much of our energies on the construction of our new manufacturing facility in, Yangzhou, China, and completed the first phase of construction of the plant by January 2011. As a result, our production facilities are currently held in both Vessel Works Division and CER Yangzhou. We plan to complete the transfer of the remaining production function from Vessel Works Division to CER Yangzhou by end of April 2011. Phase two of the facility is still under construction and is anticipated to be complete in 2012.

With phase one of the new facility completed, we are prepared to expand our customer base and enter into more sectors. We expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized talents to our engineering and design team. We are also planning on entering into marketing partnerships and licensing deals that should enable us to reach a boarder segment of the market. We believe that there is significant opportunity in international markets and we intend to enter these markets through partnerships.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and March 31, 2011, the carrying values of these assets and liabilities approximated their fair values.


	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and March 31, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.


	Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of March 31, 2011.

		Balance as of March 31, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$220,310	-	-	$220,310
Derivative liability (Note 13)	$26,407	-	-	$26,407
Warrant liability (Note 13)	$839,324	-	-	$839,324

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the three months ended March 31, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(477,889)
Change in fair value of derivative liability recognized in earnings	(162,217)
Warrant cancellation(Note 15)	(15,547)
Derivative liability realized	(14,373)
Balance at March 31, 2011	$1,086,041

The following presents the carrying value and the estimated fair value of the Company’s convertible note at March 31, 2011:

	Carry Value	Fair Value

Convertible note	4,728,124	4,716,142

The fair value of the convertible note is based on the market interest rate for debt with similar terms and maturity.

In July 2010, the FASB issued an accounting standard update to provide guidance to enhance disclosure related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit loss. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its financing receivables portfolio and its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit loss, and the changes and reasons for those changes in the allowance for credit loss. The Company has included in Note 2 the expanded disclosure related to both the year end balances and activities during the reporting period.

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

Revenue Recognition

The Company derives revenues principally from

(a)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation;

(b)	Sales of energy recovery systems;

(c)	Provision of design services.

Revenue by the above categories for three months ended March 31, 2010 and 2011 are summarized as follows:
	Three months ended March 31,
	2010	2011
Revenue:
EPC contracts	$2,683,285	$6,216,537
Product	1,410,493	1,163,521
Totals	$4,093,778	$7,380,058

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02 which applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitute a trouble debt restructuring, Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31,
	2010	% of Revenue	2011	% of Revenue
REVENUES
Third parties	4,093,778	100.0%	5,605,402	76.0%
Related parties	-		1,774,657	24.0%
Total revenue	4,093,778	100.0%	7,380,059	100.0%

COST OF REVENUES
Third parties	(3,476,202)	(84.9)%	(6,141,141)	(83.2)%
Total cost of revenues	(3,476,202)	(84.9)%	(6,141,141)	(83.2)%

GROSS PROFIT	617,576	15.1%	1,238,918	16.8%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,156,089)	(28.2)%	(1,813,081)	(24.6)%

LOSS FROM OPERATIONS	(538,513)	(13.2)%	(574,163)	(7.8)%

OTHER INCOME/(EXPENSE) , NET:
Change in fair value of warrants	518,486	12.7%	477,889	6.5%
Change in fair value of derivative liabilities	311,500	7.6%	162,217	2.2%
Non-operating income/(expenses), net	728,713	17.8%	(70,135)	(1.0)%
Interest expenses, net	(664,368)	(16.2)%	(369,525)	(5.0)%
Total other income, net	894,331	21.8%	200,446	2.7%

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	355,818	8.7%	(373,717)	(5.1)%

PROVISION FOR INCOME TAXES	(167,239)	(4.1)%	(12,369)	(0.2)%

NET INCOME/(LOSS)	188,579	4.6%	(386,086)	(5.2)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	9,432	0.2%	100,287	1.4%

COMPREHENSIVE INCOME/(LOSS)	198,011	4.8%	(285,799)	(3.9)%

Revenues. Revenue was $7,380,059 for the three months ended March 31, 2011, as compared to $4,093,778 for the three months ended March 31, 2010, an increase of $3,286,281 or 80.3%. This increase was mainly due to the increase in number of product and EPC contracts and the increase in the average revenue recognized per EPC contract. Although the average revenue recognized per product contract slightly decreased, the average revenue recognized per EPC contract increased by $106,246 from $670,821 for the three months ended March 31, 2010 to $777,067 for the three months ended March 31, 2011. This is mainly due to one significant EPC contract undertaken. In addition, the number of completed product contracts increased from 6 to 7, and the number of EPC contracts carried out increased from 4 to 8.

An analysis of the revenues is as follows:

	Three months ended March 31,
	2010	2011	Change ($)	Change (%)
Average Revenue per Contract
Products	$235,082	$166,217	(68,865)	(29)%
EPC	670,821	777,067	106,246	16%
Average Revenue per Contract	$905,903	$943,284	37,381	4%
Number of Contracts Completed
Products	6	7	1	17%
EPC	4	8	4	100%
Total Number of Contracts Completed	10	15	5	50%

Cost of Revenues. Cost of revenues increased to $6,141,141 for the three months ended March 31, 2011, as compared to $3,476,202 for the three months ended March 31, 2010, an increase of $2,664,939, or 76.7%. As a percentage of revenues, cost of sales decreased from 84.9% for the three months ended March 31, 2010 to 83.2% for the three months ended March 31, 2011, a decrease of 1.7%. The absolute dollar amount increase is consistent with the increase of revenue. The relative decrease is mainly due to higher margin obtained from certain EPC contracts in the three months period ended March 31, 2011.

Gross Profit. Gross profit was $1,238,918 for the three months ended March 31, 2011, as compared to $617,576 for the three months ended March 31, 2010, an increase of $621,342 or 100.6%.  As a percentage of revenues, gross profit increased from 15.1% for the three months ended March 31, 2010 to 16.8% for the three months ended March 31, 2011, an increase of 1.7%. The higher gross profit is mainly due to the increase of revenue and higher margin from EPC contracts. During the three months ended March 31, 2010, the average profit margin of EPC contract was 14.2% as compared to 21.4% for  the three months ended March 31, 2011, an increase in the average profit margin of 7.2%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,813,081 for the three months ended March 31, 2011, as compared to $1,156,089 for the three months ended March 31, 2010, an increase of $656,992 or 56.8%. The increase is mainly due to the increase of salaries, selling expenses and administration fee. Firstly, salary expenses increased by $162,458 or 40% for the three months ended March 31, 2011 as compared to the same period in 2010, as a result of additional administration staff needed for the new plant in Yangzhou, the addition of top and middle level management, and the gradual increase in personnel salary. Secondly, the selling expenses related to transportation and entertainment increased about $120,057, which is consistent with the increase in sales volume. Thirdly, administration fees increased by $339,191, which is also consistent with the increase in business volume. Additionally, the increase in selling, general and administrative expenses included the one-time costs in the closing of the production facility at our Vessel Works Division, which generated a total removal charges and transfer costs of $135,000 and the administrative cost for the newly set-up Yangzhou plant which amounted to $63,000.

Loss from Operations. Loss from operations totaled $574,163 for the three months ended March 31, 2011, as compared to a loss of $538,513 for the same period in 2010, an increase of $35,650. The increase is mainly attributable to the increases in selling, general and administrative expenses.

Other Income/(Expense). For the three months ended March 31, 2011, the Company incurred other income of $200,446 for the three months ended March 31, 2011 as compared to $894,331 for the three months ended March 31, 2010, an absolute difference of $693,885.  The difference consisted primary of $189,880 of change in fair value of warrants and derivative liabilities, and $798,848 of non-operating income, offset by $294,843 of interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities - This resulted from the valuation of warrants and derivative liabilities. The $640,106 gain over the prior period is mainly due to the reduced period of the warrants as it approaches the expiration date.

Non-operating Income/(expenses), net – During the three months ended March 31,  2010, the Company realized non-operating income of $728,713, which mainly consisted of subsidy income received by CER Yangzhou from Yizheng industrial park.  There was no such income recognized in the comparable period of 2011.

Interest Expense, net - Interest expenses were $369,525 for the three months ended March 31, 2011, as compared to interest expense of $664,368 for the three months ended March 31, 2010, a decrease of $294,843. This decrease is mainly to the higher interest income of $214,632 resulted from Sopo project in 2011 and decrease of the amortized long term deferred financial cost of $130,117 due to half of deferred financial cost related warrant of the convertible bonds have amortized over.

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended March 31, 2011, two Chinese entities, Shanghai Engineering and CER Shanghai realized profit and generated income tax expense while CER Yangzhou recognized deferred tax assets for its loss position and impose a negative impact on income tax provision. Netting off the two above impacts, the Company incurred $12,369 of income tax provision, as compared to income tax provision of $167,239 for the three months ended March 31, 2010, an absolute change of $154,870.

Net Income/(Loss). Net loss was $386,086 for the three months ended March 31, 2011, as compared to a net income of $188,579 for the three months ended March 31, 2010, an absolute difference of $574,665. This difference is mainly due to higher selling, general and administrative expenses over the prior period and the lack of a government research and development subsidy in the first three months of 2011.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash generated from operations, the proceeds from the sale of equity to investors and borrowings from banks and other lenders. Our principal uses of cash have been to finance working capital, facility expansion and other capital expenditures.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our credit facilities will be sufficient to fund current business operations over at least the next twelve months. Notwithstanding our resources for operations on a going forward basis at current operating levels, we will need capital for our expansion plans, including funding for the completion of phase 1 of our new plant. To improve our cash and cash requirement position, we are making efforts to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three months ended March 31,
	2010	2011

Net cash (used in) / provided by operating activities	$(2,256,991)	2,142,457
Net cash used in investing activities	(769,577)	(1,752,250)
Net cash provided by/(used in) financing activities	3,762,795	(718,371)
Effects of exchange rate change in cash	9,432	11,184
Increase/(Decrease) in cash	745,658	(316,980)
Cash, beginning	2,386,573	2,996,076
Cash, ending	$3,132,231	2,679,096

Operating Activities

Net cash provided by operating activities was $2,142,457 for the three months ended March 31, 2011 compared with net cash used in operating activities of $2,256,991 for the three months ended March 31, 2010. The change of cash flow in operating activities was due to the net impact of cash inflow from supplier payments and customer deposits, offset by cash outflow for advances made for purchases.

Firstly, the Company took some new EPC orders in late 2010 and received more advance deposits from its customers in 2011 than that received in early 2010 by approximately $26.9 million.

Secondly, to procure the materials for orders to be completed in 2011, we also made more cash payments to our suppliers than the same period in 2010 by $24.5 million.

In summary, the cash outflow required was lower than the cash inflow mainly due to the customer deposits, leading to the net cash provided by operating activities.

Investing Activities

Net cash used in investing activities was $1,752,250 for the three months ended March 31, 2011 compared to net cash used in investing activities of $769,577 for the three months ended March 31, 2010. The change was mainly due to the expenditures incurred for the construction of CER Yangzhou plant.

Financing Activities

Net cash used in financing activities was $718,371 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $3,762,795 for the three months ended March 31, 2010, a decrease of $4,481,166. The Company drew down cash of $4.6 million from long-term loans and repaid $0.88 million of short term loans in the first quarter of 2010. While in the first quarter of 2011, the Company only repaid $0.4 million of long-term loans and $0.3 million of short-term loans according to the loan repayment schedule, leading to the decrease in cash generated from financing activities.

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

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company that Mr. Qinghuan Wu controls, to lend to CER Hong Kong the sum of $1,000,000.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, interest payable quarterly.  The principal is due in full on January 30, 2012, hence the remaining loan is classified as long-term loan to be repaid within one year. The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the Loan Agreements.

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

Contractual Obligations

Table Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Investment capital commitments	9,500,000	9,500,000	-
Short term loans	4,057,032	4,057,032	-
Long term loans	3,338,774	3,338,774	-
Convertible notes	4,728,124	-	4,728,124
Purchasing obligations	15,159,302	12,662,132	2,497,170
Total	36,783,232	29,557,938	7,225,294

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the previous fiscal year, based on the evaluation of our disclosure controls and procedures as of March 31, 2011, management concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CHINA ENERGY RECOVERY, INC.

May 23, 2011	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer and acting Chief Financial Officer (Principal Financial Officer)