Form 10-Q
period 2011-06-30
China Energy Recovery, Inc.
filed 2011-08-15
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _____________________________

Commission File Number: 000-53283

CHINA ENERGY RECOVERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0459730
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Building#26, No. 1388 Zhangdong Road,
Zhangjiang Hi-tech Park
Shanghai, China	201203
(Address of Principal Executive Offices)	(Zip Code)

+86 (0)21 2028-1866
(Registrant's Telephone Number, Including Area Code)

7F, No. 267 Qu Yang Road, Hongkou District, Shanghai, China
(Former Address)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of shares outstanding of the registrant's common stock as of July 31, 2011:
31,085,859 shares of Common Stock, $0.001 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2011
(UNAUDITED)
	December 31,	June 30,
	2010	2011

ASSETS

CURRENT ASSETS:
Cash	$2,996,076	$3,637,519
Restricted cash	218,346	113,418
Notes receivable	1,341,359	200,876
Accounts receivable, net of allowance for doubtful accounts-third parties	7,059,935	7,197,345
Inventories	8,661,800	13,225,136
Other current assets and receivables	1,185,032	2,390,017
Deferred financial cost	215,623	66,919
Advances on purchases	15,200,669	36,302,215
Total current assets	36,878,840	63,133,445

NON-CURRENT ASSETS:
Plant and equipment, net	10,101,755	24,899,879
Deferred tax assets	171,776	323,966
Intangible assets	2,477,959	2,599,862
Long-term accounts receivable	4,679,121	-
Total non-current assets	17,430,611	27,823,707
Total Assets	$54,309,451	$90,957,152

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,557,848	$15,175,244
Accrued expenses and other liabilities	1,912,544	951,668
Advances from customers-third parties	27,530,065	54,497,070
Advances from customers-related party	-	2,297,156
Taxes payable	1,631,507	1,828,987
Short-term bank loans	4,333,700	5,200,028
Derivative liability, current	374,846	-
Long-term loan, current	3,177,973	543,778
Total current liabilities	43,518,483	80,493,931

NON-CURRENT LIABILITIES:
Warrant liability	1,332,760	401,423
Derivative liability	48,461	99,589
Convertible note	4,691,582	4,767,761
Long-term loan	543,778	-
Total non-current liabilities	6,616,581	5,268,773
Total Liabilities	50,135,064	85,762,704

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and June 30, 2011)	189	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and June 30, 2011, respectively)	30,906	31,085
Additional Paid-in-capital	8,313,385	8,739,080
Accumulated deficit	(4,713,541)	(4,032,745)
Statutory reserves	132,802	132,802
Accumulated other comprehensive income	410,646	324,037
Total shareholders' equity	4,174,387	5,194,448
Total liabilities and shareholders' equity	$54,309,451	$90,957,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011

REVENUES
Third parties	$7,206,141	$6,976,445	$11,299,919	$12,581,847
Related party	-	11,293,381	-	13,068,038
Total revenue	7,206,141	18,269,826	11,299,919	25,649,885

COST OF REVENUES
Third parties	(6,215,657)	(15,127,655)	(9,691,859)	(21,268,796)
Total cost of revenues	(6,215,657)	(15,127,655)	(9,691,859)	(21,268,796)

GROSS PROFIT	990,484	3,142,171	1,608,060	4,381,089

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,350,195)	(2,063,067)	(2,506,284)	(3,876,148)

(LOSS)/INCOME FROM OPERATIONS	(359,711)	1,079,104	(898,224)	504,941

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	559,412	437,901	1,077,898	915,790
Change in fair value of derivative liabilities	507,405	161,501	818,905	323,718
Non-operating income/(expense), net	242,643	60,199	971,356	(9,936)
Interest expenses, net	(644,773)	(605,739)	(1,309,141)	(975,264)
Total other income, net	664,687	53,862	1,559,018	254,308

INCOME FROM OPERATIONS BEFORE INCOME TAXES	304,976	1,132,966	660,794	759,249

PROVISION FOR INCOME TAXES	(33,911)	(66,084)	(201,150)	(78,453)

NET INCOME	271,065	1,066,882	459,644	680,796

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	18,568	(186,896)	28,000	(86,609)

COMPREHENSIVE INCOME	$289,633	$879,986	$487,644	$594,187
EARNINGS PER SHARE:
Basic	$0.01	$0.03	$0.02	$0.02
Diluted	$0.01	$0.03	$0.02	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,883,916	31,026,225	30,809,439	30,979,564
Diluted	30,883,916	31,103,542	30,809,439	31,056,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total

BALANCE, at January 1, 2010	662,963	$626	30,638,720	$30,639	$8,163,224	$132,802	$(1,194,158)	$(77,485)	$7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

BALANCE, at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Common stock issued related to long-term loan			129,208	129	144,369				144,498
Stock based compensation	-	-	-	-	241,068	-	-	-	241,068
Net gain	-	-	-	-	-	-	680,796	-	680,796
Foreign currency translation loss	-	-	-	-	-	-	-	(86,609)	(86,609)

BALANCE, at June 30, 2011	200,000	$189	31,085,859	$31,085	$8,739,080	$132,802	$(4,032,745)	$324,037	$5,194,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2011
(UNAUDITED)

	Six months ended June 30,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$459,644	$680,796
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Depreciation and amortization	136,908	532,570
Change in allowance for doubtful accounts	-	(37,372)
Change in inventory provision	-	21,040
Stock based compensation	70,509	241,068
Common stock issued for consulting service	-	40,308
Common stock issued to settle exchange rate loss related to long-term loan	-	144,498
Accretion interest of long-term loan	17,029	81,870
Amortization of deferred financing cost	408,938	148,704
Accretion of convertible notes	465,255	76,179
Capitalized interest expenses	(41,213)	-
Cancellation of warrants	-	(15,547)
Change in fair value of warrants	(1,077,898)	(915,790)
Change in Value of derivative liabilities	(818,905)	(323,718)
Deferred tax expense	131,425	(152,190)
Change in operating assets and liabilities:
Notes receivable	20,858	1,140,483
Accounts receivable-third parties	(1,717,263)	(114,263)
Inventories	(496,234)	(4,586,742)
Other receivables	(157,594)	(1,204,985)
Advances on purchases	(890,392)	(23,971,466)
Long term accounts receivable, retainage	1,359,242	4,679,121
Accounts payable	(824,854)	5,926,036
Other payables and accrued liabilities	(164,715)	(960,876)
Advances from customers –third parties	3,791,911	26,967,005
Advances from customers –related party	-	2,297,156
Taxes payable	(1,194,935)	197,480
Effects of exchange rate change in operating activities	28,446	(78,796)
Net cash (used in)/provided by operating activities	(493,838)	10,812,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant, equipments & office building	(3,342,956)	(7,758,196)
Purchase intangible assets	(41,741)	(97,708)
Restricted cash	(97,815)	110,018
Net cash used in investing activities	(3,482,512)	(7,745,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(360,823)	(3,259,843)
Cash proceeds from long term loans	5,003,778	-
Cash proceeds from short term bank loans	-	1,414,288
Principal payment of short term bank loans	(880,200)	(648,984)
Net cash provided by/(used in) financing activities	3,762,755	(2,494,539)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(446)	69,299

(DECREASE)/INCREASE IN CASH	(214,041)	641,443

CASH, beginning	$2,386,573	$2,996,076

CASH, ending	$2,172,532	$3,637,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$53,388	$225,345
Cash paid during the period for interest	$448,660	$705,006

Supplemental schedule of non-cash investing and financing activities:
		-
Accounts payable relating to purchase of plant and equipments	$471,988	$4,691,360
Common stock issued for consulting service	$-	$40,308
Common stock issued related to long-term loan	$-	$144,498

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

All of Shanghai Engineering’s manufacturing activities are conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leases a land use right, and certain buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provides management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the quarterly payment is allocated between the lease and non-lease deliverables based on their respective fair values.  The lease elements are classified and accounted for as operating leases and the lease expense is recorded on a straight-line basis.  The non-lease elements are accounted for as prepayment for management and licensing fees and the payment is amortized on a straight-line basis over each contractual period. In April 2011, the contractual arrangement with Vessel Works Division was terminated.

Shanghai Engineering did not have a variable interest in Vessel Works Division through this agreement as the arrangement was established between Shanghai Engineering and Shanghai Si Fang.  Shanghai Engineering did not have any contractual or ownership interest in Vessel Works Division, and therefore, Shanghai Engineering did not have a variable interest in Vessel Works Division.

The arrangement, however, may have resulted in Shanghai Engineering having a variable interest in Shanghai Si Fang, but as Shanghai Si Fang is a state-owned enterprise that has substantive operations other than the Lease and Operation arrangement, Shanghai Engineering was not the primary beneficiary of Shanghai Si Fang.

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

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated in Shanghai by CER Hong Kong. CER Shanghai’s registered capital is $5,000,000. As of December 31, 2010, CER Hong Kong has contributed all the registered capital. CER Shanghai is mainly engaged in the development of energy recovery and environmental protection technologies, and the design, installation and servicing of waste heat recovery systems.

CER Energy Recovery (Yangzhou) Co., Ltd. (“CER Yangzhou”) was incorporated on August 28, 2009 in Yangzhou by CER Hong Kong. CER Yangzhou’s registered capital is $20,000,000 and the contributed capital was approximately $13,500,000 as of July 31, 2011. CER Yangzhou is mainly engaged in the development and manufacturing of waste heat recovery systems and other related energy efficiency equipment.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management intends to raise additional funds through additional bank financing to fund the operations. Although management continues to pursue these plans, there is no assurance that they will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the three months and six months ended June 30, 2011 and 2010 have been prepared by the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company has concluded that Shanghai Engineering is, and Shanghai Environmental was VIEs and that the Company is the primary beneficiary. Under the requirements of US GAAP, the Company consolidated the financial statements of Shanghai Engineering and Shanghai Environmental.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company concluded that there was no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $1.38 million as of June 30, 2011. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance of $13.35 million, accounts payable of $7.05 million, accrued liabilities to suppliers and agents of $1.52 million, and other accrued liabilities of $0.07 million, totaling $21.99 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

(c) Concentration of risk

The Company maintains cash balances at financial institutions within the U.S. Hong Kong and PRC. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong are fully covered by government provided insurance until the end of 2011.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on its cash in bank accounts.

For the three months ended June 30, 2010 and 2011, the Company’s five top customers accounted for 91% and 91% of the Company's sales, respectively. For the six months ended June 30, 2010 and 2011, the Company’s five top customers accounted for 78% and 77% of the Company's sales, respectively. Receivables from these five top customers were 5% and 8% of total accounts receivable at June 30, 2010 and 2011, respectively. As of December 31, 2010, the top five customers accounted for 74% of total accounts receivables.

For the three months ended June 30, 2010 and 2011, the five top suppliers accounted for approximately 50% and 57% of the Company's purchases of raw materials, respectively. For the six months ended June 30, 2010 and 2011, the five top suppliers accounted for approximately 36% and 41% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were approximately 2.3% and 9.2% of total accounts payable at June 30, 2010 and 2011, respectively. As of December 31, 2010, the top five suppliers accounted for 26% of total accounts payables.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2010 and 2011, foreign currency translation income amounted to $18,568 and loss amounted to $186,896, respectively. For the six months ended June 30, 2010 and 2011, foreign currency translation income amounted to $28,000 and loss amounted to $86,609, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $410,646 and $324,037 as of December 31, 2010 and June 30, 2011, respectively. The balance sheet accounts with the exception of equity at December 31, 2010 and June 30, 2011 were translated at RMB6.83 to $1.00 and RMB6.47 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2010 and 2011 were RMB6.82 to $1.00 and RMB6.49 to $1.00 respectively. For the six months ended June 30, 2010 and 2011, the average translation rates were RMB6.82 to $1.00 and RMB6.49 to $1.00, respectively.

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

Allowance for doubtful account, December 31, 2009	$589,048
Addition	152,960
Write off	(134,639)
Translation adjustment	17,645
Allowance for doubtful account, December 31, 2010	$625,014
Reversal	(37,372)
Translation adjustment	14,225
Allowance for doubtful account, June 30, 2011	$601,867

Accounts receivable which are expected to be collected after twelve months are reclassified as long-term accounts receivable. The Company reserved a provision for accounts receivable balances based on the nature of the business and accounts receivable collection history (further discussed in Note 3).

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

Provision for inventory, December 31, 2009	$117,126
Addition	47,281
Realized	(74,090)
Translation adjustment	2,878
Provision for inventory, December 31, 2010	$93,195
Addition	26,141
Realized	(5,101)
Translation adjustment	2,367
Provision for inventory, June 30, 2011	$116,602

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

Management established a 5% residual value for property, plant and equipment. The estimated useful lives of the property, plant and equipment are as follows:

Plants and Buildings	20-38 years
Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the consolidated statement of income and other comprehensive income. There were no disposal of assets during the three and six months ended June 30, 2010 and 2011.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairment of long lived assets recognized for the three and six months ended June 30, 2010 and 2011.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  There were no stock options granted in the three and six months ended June 30, 2010. Stock options to purchase 120,000 shares of common stock were granted to new directors in June 2011.

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

(q) Shipping and handling cost

Shipping and handling costs are included in selling, general and administrative expenses which totaled $66,073 and $10,325 for the three months period ended June 30, 2010 and 2011, respectively; $109,916 and $108,373 for the six months period ended June 30, 2010 and 2011, respectively.

(r) Revenue recognition

The Company derives revenues principally from:

(a)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation;

(b)	Sales of energy recovery systems; and

(c)	Provision of design services.

Revenue by the above categories for three and six months ended June 30, 2010 and 2011 are summarized as follows:

	Three months ended June 30,
	2010	2011
Revenue:
EPC contracts	$5,626,328	$13,516,415
Product	1,579,813	4,753,411
Totals	$7,206,141	$18,269,826

	Six months ended June 30,
	2010	2011
Revenue:
EPC contracts	$8,309,613	$19,732,952
Product	2,990,306	5,916,933
Totals	$11,299,919	$25,649,885

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
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and June 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and June 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of June 30, 2011 and December 31, 2010.

		Balance as of June 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability (Note 13)	$99,589	-	-	$99,589
Warrant liability (Note 13)	$401,423	-	-	$401,423

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$374,846	-	-	$374,846
Derivative liability, non-current (Note 13)	$48,461	-	-	$48,461
Warrant liability (Note 13)	$1,332,760	-	-	$1,332,760

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the six months ended June 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(915,790)
Change in fair value of derivative liability recognized in earnings	(323,718)
Warrant cancellation(Note 13)	(15,547)
Balance at June 30, 2011	$501,012

The following presents the carrying value and the estimated fair value of the Company’s convertible note at June 30, 2011:

	Carry Value	Fair Value

Convertible note	$4,767,761	$4,855,997

The fair value of the convertible note is based on the market interest rate for debt with similar terms and maturity.

(t) Segment reporting

The Group has adopted ASC 280, Segment Reporting, for its Segment reporting. The Group mainly operates in China and measures its business as a single segment.

(u) Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02 which applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitute a trouble debt restructuring, Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. The company has adopted the guidance and the adoption does not have a significant impact on our financial position or results of operations.

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have any impact on our financial position or results of operations.

Note 3 – Accounts Receivable

(a)	Accounts Receivable

	December 31,	June 30,
	2010	2011

Current accounts receivable	$7,059,935	7,197,345
Subtract: Allowance for doubtful accounts	-	-
Current accounts receivable, net	$7,059,935	7,197,345

Current receivables also consisted of revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.  As of December 31, 2010 and June 30, 2011, the revenue recognized in excess of amounts billed amounted to approximately $2,328,420 and $ 3,773,222, respectively.

(b)	Long-term Accounts Receivable

The Company classified accounts receivable which are to be collected after one year as long-term accounts receivable.

The following accounts receivable consisted of receivables related to revenue recognized in excess of amounts billed of approximately $4,679,121 and $2,428,040 as of December 31, 2010 and June 30, 2011, respectively. These receivables have original maturities of greater than 12 months. As of June 30, 2011, these balances include $2,428,040 that has been classified to current receivable due to a change in contractual term from March 2013 to March 2012.

	December 31,	June 30,
	2010	2011
Gross	$6,242,969	$3,029,907
Unearned Income	(938,834)	-
Allowance for doubtful accounts	(625,014)	(601,867)
Total, net	$4,679,121	$2,428,040
Less: Current portion	-	(2,428,040)
Total	$4,679,121	$-

Contractual maturities of the long-term accounts receivables at June 30, 2011 are summarized as follows:

Amount

Twelve months ended June 30, 2012	2,428,040
Twelve months ended June 30, 2013	601,867
Total	3,029,907

Note 4 – Inventories

As of December 31, 2010 and June 30, 2011, inventories consist of the following:

	December 31,	June 30,
	2010	2011

Raw materials	$1,589,194	$2,256,683
Work in progress	6,837,139	10,756,540
Finished goods	235,467	211,913
Total inventories	$8,661,800	$13,225,136

For the three months ended June 30, 2010 and 2011, no accrual for inventory provision was required. For the six months ended June 30, 2010 and 2011, management accrued inventory provision of $0 and $26,141, respectively.

Note 5 –Property, plant and equipment, Net

As of December 31, 2010 and June 30, 2011, property, plant and equipment consist of the following:

	December 31,	June 30,
	2010	2011

Plants & Buildings	$-	$19,884,654
Machinery equipment	666,335	4,264,672
Transportation equipment	395,582	383,911
Office equipment	502,625	1,483,218
Accumulated depreciation	(791,252)	(1,301,923)
Subtotal	773,290	24,714,532
Construction in progress	9,328,465	185,347
Property, plant and equipment, net	$10,101,755	$24,899,879

The Company exercised a purchase option of the office building in Shanghai Zhangjiang Integrated Circuit Industrial Zone in March 2011. The building is recorded at cost of RMB 48,526,172 (approximately $7,498,264) and will be depreciated over 38 years starting from July 2011 when the building is place into service.

Depreciation expense for the three months ended June 30, 2010 and 2011 was $57,284 and $285,040, respectively. Depreciation expense for the six months ended June 30, 2010 and 2011 was $102,807 and $498,415, respectively.

Note 6 – Intangible Assets

Intangible assets mainly represent the purchase for usage of a parcel of land in Yangzhou, China, where the manufacturing plant is located.  The Company has obtained the usage title of the land in December 2009.  The land use right is recorded at cost of $2,438,632 and is amortized over the lease term of 50 years starting from November 2009 when it was acquired. The amortization expense recorded for three months ended June 30, 2010 and 2011 amounted to $13,700 and $22,740, respectively. The amortization expense recorded for six months ended June 30, 2010 and 2011 amounted to $34,101 and $34,155, respectively. The remaining balance represents the net value of purchased software.

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

On November 18, 2010, CER Shanghai borrowed RMB 8,400,000 (approximately $1,260,000) for working capital purpose from Shanghai Pudong Development Bank, Shanghai Branch. The term of the loan is one year. The loan agreement permitted the Company to draw down up to RMB 8,400,000 in principal amount before the end of 2010. The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, and Jialing Zhou, a former director of the Company, and wife of Mr. Wu. The Company has also pledged the receivables from Sopo. The loan agreement provides for quarterly interest payments at an annual interest rate of 6.116%. On November, 2010, the Company drew down RMB 8,400,000, the full amount. The Company paid back RMB 4,900,000 as planned, leaving the short-term loan balance of RMB 3,500,000(approximately $540,820) as at June 30, 2011.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is RMB 30,000,000 (approximately $4,500,000).  The funds may be drawn down as a short term loan used for trade financing or similar purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, Jialing Zhou, a former director of the Company, and wife of Mr. Wu, one of the Group’s subsidiary and one of the Group’s VIE, CER Shanghai, and Shanghai Engineering, and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged its land use right in Yizheng. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,171,000) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288) under the facility as a short-term loan, due in six months, which amount carries an annual interest rate of 5.56%. These funds were all used for working capital.

Interest expenses of short-term bank loans were $0 and $62,721 for the three months ended June 30, 2010 and 2011, respectively. Interest expenses of short-term bank loans were $1,571 and $126,122 for the six months ended June 30, 2010 and 2011, respectively.

Note 8 – Long Term Loans

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”), entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan were used for construction of the new plant in China for the production of the Company’s products.

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

On April 15, 2011, CER paid the remaining outstanding principal due under the $4 million long-term loan. The prepayment sum of $2,981,244 represented the principal amount due, the prepayment premium and the net interest due.

According to the loan agreement provisions, as an additional inducement to the Lender to make the Loan, CER will issue to the Lender or its designee, on each date that an amount of principal of the Loan is paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) is less than RMB 6.8271(the agreed upon exchange rate on the date of the making of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date will be converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which will represent that number of shares to be issued to the Lender as of such date, in restricted stock. The total number of shares due to the lenders under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement is 151,656, which were all issued as of June 30, 2011. There are no derivative liabilities under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement as of June 30, 2011 as the amount has been fully paid in April 2011.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou in the form of an investment which helped fund the Company’s new plant in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012; hence the remaining loan is classified as a current liability (long-term loan, current).  The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the Loan Agreements. The Company repaid principal of $460,000 in December 2010 and the balance as of June 30, 2011 was $543,778. The Company will pay the sum of $12,915 at the end of every three calendar months thereafter.

Note 9 – Convertible Notes

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note were used for the construction of a new plant located in Yangzhou, China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the three months ended June 30, 2010 and 2011, interest expense of $555,846 and $278,064, respectively, was incurred. For the six months ended June 30, 2010 and 2011, interest expense of $1,111,910 and $547,977, respectively, was incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Commitment Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of this Convertible Note divided by the conversion price of $1.80. In connection with these Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock that provides for voting rights and the right to appoint directors to the Company’s Board in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

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

The embedded conversion feature of the Convertible Notes is accounted for as a derivative liability separately in the balance sheet in accordance with ASC 815, Derivatives and Hedging, because the conversion price is denominated in US dollars, which is a currency other than the Company’s functional currency.  The conversion feature accounted as a derivative liability on the balance sheet is classified as a current liability based on the timing of the cash flows derived from the convertible notes. The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using the interest method. The change in fair value of the conversion feature of $511,329 and $32,741 were recorded in the consolidated statements of operations for the three months ended June 30, 2010 and 2011, respectively. The change in fair value of the conversion feature of $822,829 and $203,916 were recorded in the consolidated statements of operations for the six months ended June 30, 2010 and 2011, respectively. The interest expenses recognized for accretion to the redemption value of the Convertible Notes was $232,627 and $39,637 for the three months ended June 30, 2010 and 2011, respectively. The interest expenses recognized for accretion to the redemption value of the Convertible Notes was $465,255 and $76,179 for the six months ended June 30, 2010 and 2011, respectively.

The grant value of the warrants issued in conjunction with the Convertible Notes was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three months ended June 30, 2010 and 2011, $204,469 and $74,352 of deferred financing cost was amortized and charged to financial expenses, respectively. For the six months ended June 30, 2010 and 2011, $408,938 and $148,704 of deferred financing cost was amortized and charged to financial expenses, respectively. The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because their exercise price is denominated in US dollars, which is a currency other than the Company’s functional currency, i.e., the RMB. Changes in fair value of the Commitment Warrants (Note 13) for the three and six months ended June 30, 2010 and 2011 was recorded in the consolidated statements of operations.

On December 31, 2010, the Company entered into a loan agreement with the Lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interest are due September 29, 2012. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. In the event of a default, the lender would have the right to exercise its rights under the Class B Preferred Stock that was issued in connection with the issuance of Convertible Notes, which will continue with respect to the new loan. The Lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantor of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company, pledged 8,000,006 of his shares in CER for the repayment of the principal due under the loan agreement.  The pledge will only take effect when the shares are released from its current pledge under the Long Term loan entered into by the Company on February 1, 2010.

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

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increases against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for the feature as an embedded derivative and recognized derivative liability in the amount of $48,461 and $99,589 as of December 31, 2010 and June 30, 2011, respectively. The change in fair value of the derivative liability of $73,182 and $51,128 was recorded in the consolidated statements of operations for the three and six months ended June 30, 2011, respectively.

Note 10 – Taxation

USA
The Company is subject to U.S. income tax at a rate of 34% on its assessable profits. No such tax has been incurred as the Group did not have any assessable income earned in or derived from the U.S. during the periods presented.

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

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	June 30,
	2010	2011

Deferred tax assets, non-current:
Tax loss carry forwards	3,299,721	3,862,614
-Allowance for doubtful accounts and provision for inventory	120,839	123,307
Valuation allowance	(3,116,086)	(3,582,994)
	304,474	402,927
Total deferred tax assets	304,474	402,927

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(132,698)	(78,961)
Total deferred tax liabilities	(132,698)	(78,961)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	June 30,
	2010	2011
Deferred tax assets, current, net	-	-
Deferred tax assets, non-current net	171,776	323,966
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (a lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated losses of non-US subsidiaries as of December 31, 2010 and June 30, 2011 were approximately $498,756 (RMB2,643,099),and $447,678 (RMB2,309,498), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared as of December 31, 2010 and June 30, 2011.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three and six months ended June 30, 2010 and 2011, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended June 30,
	2010	2011
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax benefit/(expense )	33,911	66,084
Total provision for income taxes benefit/(expense)	$33,911	$66,084

	Six months ended June 30,
	2010	2011
US income tax benefit	$-	$-
HK income tax expense	-	-
PRC income tax expense	201,150	78,453
Total provision for income taxes expense	$201,150	$78,453

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the six months ended June 30, 2010 and 2011. The net operating loss carry forwards for the U.S. income tax purposes is approximately $6,266,125 and $ 7,903,135 for the six months ended June 30, 2010 and 2011, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has recorded $3,299,721 and $3,862,614 of deferred tax assets as of December 31, 2010 and June 30, 2011, respectively for these losses carry forwards.

The valuation allowances as of December 31, 2010 and June 30, 2011 were as follows:

Amount
Balance of December 31, 2009	$1,822,225
Increase	1,293,861
Balance of December 31, 2010	3,116,086
Increase	466,908
Balance of June 30, 2011	$3,582,994

Note 11 –Earnings per Share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2011:

	Three months ended June 30,
	2010	2011
Numerator:
Net income	271,065	1,066,882
Amount allocated to preferred stockholders	(927)	(3,633)
Net income available to common stock holders – Basic and diluted	270,138	1,063,249
Denominator:
Denominator for basic earnings per share -Weighted average common stocks outstanding	30,883,916	31,026,225
Weighted average stock options	-	77,317
Denominator for diluted earnings per share	30,883,916	31,103,542
Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.01	$0.03

	Six months ended June 30,
	2010	2011

Numerator:
Net income	459,644	680,796
Amount allocated to preferred stockholders	(2,677)	(2,322)
Net income available to common stock holders – Basic and diluted	456,967	678,474
Denominator:
Denominator for basic earnings per share -Weighted average common stock outstanding	30,809,439	30,979,564
Weighted average stock options	-	77,317
Denominator for diluted earnings per share	30,809,439	31,056,881
Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.02

For the three and six months ended June 30, 2010, warrants to purchase 3,357,450 shares of the Company’s common stock and options to purchase 560,000 shares of its common stock, as of June 30, 2010, were not included in the calculation of dilutive earnings per share because of their anti-dilutive effect.

For the three months and six months ended June 30, 2011, convertible notes, and warrants to purchase 120,000 shares of the company were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

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

Conversion

Each share of Series A convertible preferred stock is convertible into common stock on a one-for-one basis, anytime at the option of the holder. The current conversion price is $2.16 after taking into effect the 1-for-2 reverse stock split, and the conversion price is subject to adjustment in accordance with the anti-dilution provisions.

There was no beneficial conversion feature charge recognized for the issuance of Series A convertible preferred stock on the issuance date as the estimated fair value of the common stock is less than the conversion price on the date of issuance.  The Company’s common stock was quoted on the OTCBB and has been publicly traded.  However, with the high volatility and extremely low trading volume during the time when the Company entered into this Financing transaction, the fair value of the Company’s common stock as of April 15, 2008 was determined based on the Company’s estimate relied in part on a valuation report prepared by an  independent valuer. The estimated fair value of the common stock was $1.55 per share.

Adjustment of Series A Convertible Preferred Stock Conversion Price and Warrant Exercise Price

In accordance to the anti-dilution provisions of the afore-mentioned Financing, if the Company shall issue additional shares without consideration or for consideration per share less than the conversion price and/or the warrant exercise price in effect immediately prior to the issuance, such conversion price and exercise price shall be adjusted.

For the year ended December 31, 2010, 462,963 shares of Series A convertible preferred stock were converted into 245,098 shares of common stock. During the six months ended June 30, 2011, no shares of Series A convertible preferred stock were converted.

As of December 31, 2010 and June 30, 2011, the Company had 200,000 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively

Series B Convertible Preferred Stock

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

Note 13 – Warrant and Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments.  The conversion feature and embedded derivative of the Company’s convertible note (described in Note 9), the related warrants and the warrants issued in connection with the Series A convertible preferred stock, do not have fixed settlement provisions because their conversion and exercise prices are denominated in US dollars, which is a currency other than the Company’s functional currency.  Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature and embedded derivative of the Convertible Notes was separated from the host contract (i.e. the Convertible Notes) and recognized as a derivative liability in the balance sheet, and the warrants issued in connection with the Convertible Notes and Series A preferred stock have been recorded as warranty liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair values reported in the consolidated statements of operation and other comprehensive income.

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September 29,2009	December 31, 2010	June 30, 2011
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.15%	1.00%
Expected volatility	79.86%	51.0%	36.0%
Expected life (in years)	2.00 years	1.75years	1.25years
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	203,916	-

We calculated the derivative liability on exchange rate based on the following key assumptions:

Derivative liability from convertible notes	June 30,2011

Estimated forward rate	6.3317
Discount rate	0.44%
Discount factor	0.995

Fair value	$99,589

Warrants issued in connection with convertible notes;

	May 21, 2009 (Issuance date)	December 31, 2010	June 30, 2011
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	$1.15	$0.75
Exercise price	$1.8	$1.8	$1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	3.39	2.89
Risk-free interest rate	2.15%	1.22%	0.79%
Expected volatility	70%	78%	83.5%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	$687,182	$334,201

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2010	June 30, 2011
Number of shares exercisable	1,968,561	1,852,820
Risk-free interest rate	0.72%	0.44%
Expected volatility	83%	61%
Expected life (in years)	2.29	1.79
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$645,578	$67,221

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

(e)	On March 2011, one warrant holder with the right to purchase 115,741 shares surrendered its warrant to the Company for cancellation and abandonment of all rights thereunder.

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

On June 7, 2011, the Board of Directors resolved to modify the Option Plan and adjusted the exercise price of one incumbent director’s options from $1.22 to $0.73 per share and another director’s options from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one retired director, such that all the shares underlying the option were deemed vested as of June 7, 2011.  The total incremental compensation cost in respect of such acceleration and option modification is $202,106.

On June 13, 2011, with the resignation of two former directors, the Company appointed another two directors and granted them both stock options to purchase 60,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal quarterly installments evenly spread out during the two year period beginning from July 1, 2011. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status.

The Company used the Black-Scholes Model to value the options at the time they were granted and revalue the options when the option agreement terms were changed. The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the options at the grant dates or revaluation dates:

Fair value per share	$0.39- $ 0.47
Expected Term(Years)	4.00-5.56
Exercise Price	$0.73
Expected Volatility	72%-76%
Risk Free Interest Rate	1.16%-1.82%

Since the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

For the three months ended June 30, 2010 and 2011, the Company recognized $35,256 and $205,815 of compensation expense, respectively. For the six months ended June 30, 2010 and 2011, the Company recognized $70,509 and $241,068 of compensation expense, respectively.

Following is a summary of the status of options outstanding at June 30, 2011:

Outstanding Options			Exercisable Options

Exercise	Number	Average	Average	Number	Average
price		remaining	exercise		remaining
		contractual	Price		contractual
		Term			term
$0.73	60,000	0.25	$0.73	52,500	0.25
$0.73	500,000	-	$0.73	500,000	-
$0.73	60,000	2	$0.73	-	2
$0.73	60,000	2	$0.73	-	2
Total	680,000			552,500

Following is a summary of the option activity:
Outstanding as of December 31, 2009	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	560,000
Granted	120,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2011	680,000

Vested and exercisable as of June 30, 2011	552,500

Note 15 – Interest Expense, Net

	Three months ended June 30,
	2010	2011
Interest of convertible notes	$118,750	$164,076
Interest of long-term loan	172,139	59,632
Amortization of deferred financing cost	204,469	74,352
Accretion of convertible notes	232,627	39,637
Accretion of long term loan	17,029	66,055
Expense of common stock issued	-	144,498
Interest of short-term bank loans	-	62,721
Bank note discount interest	-	511
Interest capitalized	(38,148)	-
Interest income	(62,093)	(5,743)
Total	$644,773	$605,739

	Six months ended June 30,
	2010	2011

Interest of convertible notes	$237,717	$323,094
Interest of long-term loan	283,001	187,651
Amortization of deferred financing cost	408,938	148,704
Accretion of convertible notes	465,255	76,179
Accretion of long term loan	17,029	81,870
Expense of common stock issued	-	184,806
Interest of short-term bank loans	1,571	126,122
Bank note discount interest	-	84,178
Warrant cancellation	-	(15,547)
Interest capitalized	(41,213)	-
Interest income	(63,157)	(221,793)
Total	$1,309,141	$975,264

Note 16 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the three months ended June 30, 2010 and 2011, the Company paid $13,201 and $5,170, respectively, as rental expense to Mr. Qinghuan Wu's son. For the six months ended June 30, 2010 and 2011, the Company paid $26,404 and $18,373, respectively, as rental expense to Mr. Qinghuan Wu's son. In May 2011, CER terminated the lease agreement and moved to a new Shanghai office.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide, a company controlled by Mr. Qinghuan Wu, to the Company in the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou for additional paid-in capital which helped fund the Company’s new plant in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012, hence the remaining loan is classified as a current liability (long-term loan, current). The loan is unsecured and there are no guarantees of the interest or principal. The Company repaid principal of $ 460,000 in December 2010 and the balance as of June 30, 2011 was $543,778, after taking the exchange rate into account.

On January 8, 2011, CER signed a contract for the design, manufacture and installation of a major waste heat recovery system with Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhengjiang Kailin”) of Zhenjiang City. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system will be part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant.  32 percent of the project was completed as of June 30, 2011 and is scheduled for fully completion by the end of 2011. Transactions between CER and Zhenjiang Kailin were presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhengjiang Kailin, is the owner of a significant creditor and less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. However, management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER, CER confirms the contracts were negotiated and approved on an arms-length basis. For the three and six months ended June 30, 2011, revenue earned from the contract amounted to $11,293,381 and $13,068,038 respectively. The cost of revenue associated with the revenue is $9,352,932 and $10,870,875 respectively; advances received from the related party for the work under contract amounted to $2,297,156 as of June 30, 2011.

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

The Company made contributions of $92,962 and $46,783 for employment benefits, including pension payments for the three months ended June 30, 2010 and 2011, respectively. The Company made contributions of $122,760 and $114,158 for employment benefits, including pension payments for the six months ended June 30, 2010 and 2011, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2010, the Company transferred $0, because its China subsidiaries incurred losses in 2010. Statutory reserve amounted to $132,802 as of December 31, 2010 and June 30, 2011.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $8,015,475 as of June 30, 2011.

Note 19 – Commitments and Contingencies

Capital contribution to CER Yangzhou

As described in Note 1, CER Yangzhou has registered capital of $20,000,000 of which $13,500,000 has been invested as of June 20, 2011; the remaining capital is scheduled to be injected before August 28, 2011.

Lease and Operation Commitments

According to the renewed and amended Leasing and Operation Agreement (Note 1) between Shanghai Engineering and Shanghai Si Fang, Shanghai Engineering has recorded a lease expense and integrated management fee in the amount of $124,500 and $0 under cost of revenue and general administrative expenses for the three months ended June 30, 2010 and 2011, respectively;
For the six months ended June 30, 2010 and 2011, Shanghai Engineering recorded lease payment and the integrated management fees under cost of revenue in the amount of $249,489 and $0, respectively.

The Company has paid all the lease payments under this lease; therefore there is no future lease payment under this lease as of June 30, 2011.

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), the lease agreement terminated as of April 30, 2011. For the three months ended June 30, 2010 and 2011, the company incurred $13,203 and $5,170, respectively. For the six months ended June 30, 2010 and 2011, the company incurred $26,404 and $18,373, respectively, as rental expense under the lease.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), which is the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments.  Rental expenses have been recognized on a straight-line basis. CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has paid the first year’s rental fee in the amount of $146,304 and the security deposit of $292,613 in April 2009, and has also paid the second year’s rental fee in the amount of $851,525 in February 2010.The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the three months ended June 30, 2010 and 2011, the rental expense was $124,787 and $0, respectively. For the six months ended June 30, 2010 and 2011, the rental expense was $249,592 and $86,311, respectively.

On March 30, 2011, CER Shanghai exercised the purchase option with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. The total purchase price of the building is RMB 48,526,172 (approximately $7,498,264), which represents the price of the building. CER Shanghai paid in full by cash and bank acceptance, as of June 30, 2011. The maturity date of the bank acceptance shall be no later than October 10, 2011.

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

Overview

China Energy Recovery, Inc. (the "Company," "we," "us," or "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. The manufacturing took place at the Company's leased manufacturing facilities in Shanghai, China prior to completion of Phase I of our new Yangzhou plant completed. From May 2011, all of our production was carried out in our Yangzhou plant. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the system is assembled and installed. The Company has primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. The Company mainly sells its energy recovery systems and services directly to customers.

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

CER Hong Kong carries out its operations through its subsidiary CER Shanghai, CER Yangzhou and an affiliated entity with which CER Hong Kong has a contractual relationship, Shanghai Engineering. Shanghai Engineering's manufacturing activities were carried out by Vessel Works Division located in Shanghai, China, through a lease agreement with Vessel Works Division's owner, which agreement has since been terminated. The term “Company” refers to the group of companies described above.

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

In October 2010, the State Council announced that China will continue to focus on supporting and developing certain strategic new industries, such as energy-saving, new energy, high-side equipment manufacturing industries. The government encourages energy recycling and recovery to increase the efficiency of energy utilization. The goal is to increase the GDP of such strategic new industries to 8% and 15% of the total GDP, for the years 2015 and 2020, respectively. In February 2011, the Ministry of Industry and Information Technology announced that China will continue to encourage energy-saving industries, to accelerate the development of recycling economics, recovery industries and energy-saving equipment. The supporting measures will be launched to achieve reductions in energy utilization and to mitigate the release of harmful emissions.

All of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leased a land use right, and certain buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contained both the lease and non-lease elements, the amount of quarterly payment was allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis.  The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. This agreement was terminated in April, 2011.

Facing a possible large market opportunity and potential government supports, we decided to enlarge our production capacity by setting up a new production base. Our plan is to establish CER Yangzhou as a world-class international manufacturing facility of waste heat equipment, in both products and technology. We plan to make highly efficient energy-saving products, using advanced manufacturing processes and equipment. We intend, for this manufacturing facility to embody a completely new look of a modern factory, thus making the Company more competitive; while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. During 2010, we focused much of our energies on the construction of our new manufacturing facility in, Yangzhou, China, and completed the first phase of construction of the plant by January 2011. We completed the transfer of the remaining production function from Vessel Works Division to CER Yangzhou by end of April 2011. From May 2011, all of our production was carried out in CER Yangzhou. Phase two of the facility is still under construction and is anticipated to be complete in 2012.

With phase one of the new facility completed, we are prepared to expand our customer base and enter into more sectors. We expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized skills to our engineering and design team. We are also planning on entering into marketing partnerships and licensing deals that should enable us to reach a boarder segment of the market. We believe that there is significant opportunity in international markets and we intend to enter these markets through partnerships.

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
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and June 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and June 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of June 30, 2011.

		Balance as of June 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability (Note 13)	$99,589	-	-	$99,589
Warrant liability (Note 13)	$401,423	-	-	$401,423

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the six months ended June 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(915,790)
Change in fair value of derivative liability recognized in earnings	(323,718)
Warrant cancellation(Note 13)	(15,547)
Balance at June 30, 2011	$501,012

The following presents the carrying value and the estimated fair value of the Company’s convertible note at June 30, 2011:

	Carry Value	Fair Value

Convertible note	$4,767,761	$4,855,997

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

Derivative Liability

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

We have concluded that Shanghai Engineering is and Shanghai Environmental was variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries. Under the requirements of FASB’s accounting standard, Poise Profit and CER Hong Kong consolidated the financial statements of Shanghai Engineering and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

All of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leased a land use rights, and certain buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licensed the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contained both the lease and non-lease elements, the amount of quarterly payments is allocated between the lease and non-lease deliverables.  The lease elements were classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis.  The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. This agreement was terminated in April 2011.

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

(b)	Sales of energy recovery systems; and

(c)	Provision of design services.

Revenue by the above categories for three and six months ended June 30, 2010 and 2011 are summarized as follows:

	Three months ended June 30,
	2010	2011
Revenue:
EPC contracts	$5,626,328	$13,516,415
Product	1,579,813	4,753,411
Totals	$7,206,141	$18,269,826

	Six months ended June 30,
	2010	2011
Revenue:
EPC contracts	$8,309,613	$19,732,952
Product	2,990,306	5,916,933
Totals	$11,299,919	$25,649,885

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02 which applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a trouble debt restructuring, Topic 310 clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. The company has adopted the guidance and the adoption does not have a significant impact on our financial position or results of operations.

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have any impact on our financial position or results of operations.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended June 30,
	2010	% of Revenue	2011	% of Revenue
REVENUES
Third parties	$7,206,141	100.0%	$6,976,445	38.2%
Related party	-	-	11,293,381	61.8%
Total revenue	7,206,141	100.0%	18,269,826	100.0%

COST OF REVENUES
Third parties	(6,215,657)	(86.3)%	(15,127,655)	(82.8)%
Total cost of revenues	(6,215,657)	(86.3)%	(15,127,655)	(82.8)%

GROSS PROFIT	990,484	13.7%	3,142,171	17.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,350,195)	(18.7)%	(2,063,067)	(11.3)%

(LOSS)/INCOME FROM OPERATIONS	(359,711)	(5.0)%	1,079,104	5.9%

OTHER INCOME/(EXPENSE) , NET:
Change in fair value of warrants	559,412	7.8%	437,901	2.4%
Change in fair value of derivative liabilities	507,405	7.0%	161,501	0.9%
Non-operating income, net	242,643	3.4%	60,199	0.3%
Interest expenses, net	(644,773)	(9.0)%	(605,739)	(3.3)%
Total other income, net	664,687	9.2%	53,862	0.3%

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	304,976	4.2%	1,132,966	6.2%

PROVISION FOR INCOME TAXES	(33,911)	(0.5)%	(66,084)	(0.4)%

NET INCOME	271,065	3.7%	1,066,882	5.8%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	18,568	0.3%	(186,896)	(1.0)%

COMPREHENSIVE INCOME	$289,633	4.0%	$879,986	4.8%

Revenues. Revenue was $18,269,826 for the three months ended June 30, 2011, as compared to $7,206,141 for the three months ended June 30, 2010, an increase of $11,063,685 or 153.5%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 16), and the increase in the average revenue recognized both per EPC and per product contract. Due to the expectation of the larger production capacity of the newly set-up Yangzhou plant, we obtained many large product and EPC orders since last quarter of 2010. The number of EPC contracts carried out increased from 5 to 6. The average revenue per EPC contract increased by $1,128,280 from $1,124,456 for the three months ended June 30, 2010 to $2,252,736 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. During the three months ended June 30, 2011, with the operation of the plant, we achieved more average revenue per product due to different product specification. The average revenue per product contract increased by $521,223 from $157,836 for the three months ended June 30, 2010 to $679,059 for the same period of 2011.

An analysis of the revenues is as follows:
	Three months ended June 30,
	2010	2011	Change ($)	Change (%)
Average Revenue per Contract
EPC	$1,124,456	$2,252,736	1,128,280	100%
Products	157,836	679,059	521,223	330%
Average Revenue per Contract	$1,282,292	$2,931,795	1,649,503	129%
Number of Contracts Completed
EPC	5	6	1	20%
Products	10	7	(3)	(30)%
Total Number of Contracts Completed	15	13	(2)	(13)%

Cost of Revenues. Cost of revenues increased to $15,127,655 for the three months ended June 30, 2011, as compared to $6,215,657 for the three months ended June 30, 2010, an increase of $8,911,998, or 143.4%. As a percentage of revenues, cost of revenues decreased from 86.3% for the three months ended June 30, 2010 to 82.8% for the three months ended June 30, 2011, a decrease of 3.5%. The absolute increase is consistent with the increase of revenue while the relative decrease is due to the higher margins we obtained from EPC contracts in the three months period ended June 30, 2011 compared with the same period of 2010. As a result of the Chinese economic recovery, the EPC contracts that we have entered into in late 2010 provide better profitable returns. Hence the profit margin realized in 2011 is higher than that of 2010.

Gross Profit. Gross profit was $3,142,171 for the three months ended June 30, 2011, as compared to $990,484 for the three months ended June 30, 2010, an increase of $2,151,687 or 217.2%.  As a percentage of revenues, gross profit increased from 13.7% for the three months ended June 30, 2010 to 17.2% for the three months ended June 30, 2011, an increase of 3.5%. The higher gross profit is mainly due to the increase of revenue and higher margin from EPC contracts. During the three months ended June 30, 2011, the average profit margin per EPC contract was 16.6% as compared to 12.0% for the three months ended June 30, 2010, an increase in the average profit margin of 4.6%. The profit margin of the significant EPC contract signed with Zhenjiang Kailin, a related party, is 17.2%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,063,067 for the three months ended June 30, 2011, as compared to $1,350,195 for the three months ended June 30, 2010, an increase of $712,872 or 52.8%. The increase is mainly due to the increase of salaries, selling expenses and, administration fees, offset by a decrease in consulting service charge. Firstly, salary expenses increased by $242,866 or 43% for the three months ended June 30, 2011 as compared to the same period in 2010, which is mainly due to significant headcount increase. To meet the need of our expanded business volume, we hired additional administration staff and top and middle level management. Additionally, the personnel salary also gradually increased from year to year. Secondly, the selling expenses related to transportation and entertainment increased by $66,344, which is consistent with the increase in sales volume. Thirdly, the administrative fees increased by $271,937 mainly due to the property title deed tax of approximately $220,000, for the new office building in Shanghai.  Fourthly, due to the expansion of our business operation, we purchased more office equipment and software, leading to the increase of depreciation and amortization cost of $27,275. Fifthly, due to the modification of exercise price for director’s option and accelerating vesting period for one director, option expense increased by $170,562 for the three months ended June 30, 2011. The increase mentioned above is offset by a decrease in consulting service fee by $65,838 in the three month ended June 30, 2011 since the Company engaged a consulting company which provided financing and marketing advisory services and incurred some consultation expense in the three month ended June 30, 2010, while there is no such expense incurred in the same period of 2011, due to the termination of the contract.

Loss/Income from Operations. Income from operations totaled $1,079,104 for the three months ended June 30, 2011, as compared to a loss of $359,711 for the same period in 2010. The income from operations is mainly attributable to the greater gross profit we obtained in 2011, due to the significant EPC contract undertaken in 2011 and the higher profit margin.

Other Income. The Company incurred other income of $53,862 for the three months ended June 30, 2011 as compared to $664,687 for the three months ended June 30, 2010, a decrease of $610,825. The difference consisted primary of decreases of $467,415 of change in fair value of warrants and derivative liabilities, and $182,444 of non-operating income, offset by a $39,034 decrease of interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities - This resulted from the valuation of warrants and derivative liabilities. The $599,402 gain over the prior period is mainly due to the volatility of the stock price as well as the reduced period for valuing the warrants as they approach the expiration date.

Non-operating Income, net –Non-operating income for the three months ended June 30, 2010 mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park. There was no such income recognized in the comparable period of 2011.

Interest Expense, net - Interest expenses were $605,739 for the three months ended June 30, 2011, as compared to interest expense of $644,733 for the three months ended June 30, 2010, a decrease of $39,034. This decrease is mainly due to the amortized long term deferred financial cost of $130,117 since half of deferred financial cost related to the warrant of the convertible bonds have been fully amortized, the decrease in interest of $104,399 relating to the $4 million long term loan as the full amount has been repaid on April 15, 2011, offset by the increase of stock compensation charge of $144,498, and the increase of accretion interest of $49,026 from our $4 million long-term loan.

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended June 30, 2011, two Chinese entities, Shanghai Engineering and CER Shanghai realized profit and generated income tax expense while CER Yangzhou recognized deferred tax assets for its loss position and imposed a negative impact on income tax provision. Netting off the two above impacts, the Company incurred $66,084 of income tax provision, as compared to income tax provision of $33,911 for the three months ended June 30, 2010, an absolute change of $32,173.

Net Income. Net income was $1,066,882 for the three months ended June 30, 2011, as compared to a net income of $271,065 for the three months ended June 30, 2010, an absolute difference of $795,817.This increase is primarily due to one significant EPC contract undertaken in 2011, offset by no subsidy income and less gain from changes in the fair value of warrants and derivative liabilities.

Comparison of Six Months Ended June 30, 2010 and June 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six months ended June 30,
	2010	% of Revenue	2011	% of Revenue

REVENUES
Third parties	$11,299,919	100.0%	$12,581,847	49.1%
Related party	-	-	13,068,038	50.9%
Total revenue	11,299,919	100.0%	25,649,885	100.0%

COST OF REVENUES
Third parties	(9,691,859)	(85.8)%	(21,268,796)	(82.9)%
Total cost of revenues	(9,691,859)	(85.8)%	(21,268,796)	(82.9)%

GROSS PROFIT	1,608,060	14.2%	4,381,089	17.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,506,284)	(22.2)%	(3,876,148)	(16.0)%

(LOSS)/ INCOME FROM OPERATIONS	(898,224)	(7.9)%	504,941	2.0%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	1,077,898	9.5%	915,790	3.6%
Change in fair value of derivative liabilities	818,905	7.2%	323,718	1.3%
Non-operating income/(expenses), net	971,356	8.6%	(9,936)	0.0%
Interest expenses, net	(1,309,141)	(11.6)%	(975,264)	(3.8)%
Total other income, net	1,559,018	13.8%	254,308	1.0%

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	660,794	5.8%	759,249	3.0%

PROVISION FOR INCOME TAXES	(201,150)	(1.8)%	(78,453)	(0.3)%

NET INCOME	459,644	4.1%	680,796	2.7%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	28,000	0.2%	(86,609)	(0.4)%

COMPREHENSIVE INCOME	$487,644	4.3%	$594,187	2.3%

Revenues Revenue was $25,649,885 for the six months ended June 30, 2011, as compared to $11,299,919 for the six months ended June 30, 2010, an increase of $14,349,966 or 127.0%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 16) and the increase in the average revenue recognized both per EPC and per product contract. The number of EPC contracts carried out increased from 6 to 9. The average revenue per EPC contract increased by $808,289 from $1,384,261 for the six months ended June 30, 2010 to $2,192,550 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. Besides, due to the expectation of the larger production capacity of the newly set-up Yangzhou plant, we obtained several large product orders since last year. During the six months ended June 30, 2011, with the normal operation of the plant, we achieved more average revenue per product due to different product specification. The average revenue per product contract increased by $223,381 from $199,257 for the six months ended June 30, 2010 to $422,638 for the same period of 2011.

An analysis of the revenues is as follows:

	Six months ended June 30,
	2010	2011	Change ($)	Change (%)
Average Revenue per Contract
EPC	$1,384,261	2,192,550	808,289	58%
Products	199,257	422,638	223,381	112%
Average Revenue per Contract	$1,583,518	2,615,188	1,031,670	65%
Number of Contracts Completed
EPC	6	9	3	50%
Products	15	14	(1)	(7)%
Total Number of Contracts Completed	21	23	2	10%

Cost of Revenues. Cost of revenues increased to $21,268,796 for the six months ended June 30, 2011, as compared to $9,691,859 for the six months ended June 30, 2010, an increase of $11,576,937, or 119.5%. As a percentage of revenues, cost of revenues decreased from 85.8% for the six months ended June 30, 2010 to 82.9% for the six months ended June 30, 2011, a decrease of 2.8%. The absolute increase is consistent with the increase of revenue while the relative decrease is due to the higher margins we obtained from EPC contracts in the six months period ended June 30, 2011 compared with the same period of 2010. As a result of the Chinese economic recovery, the EPC contracts that we have entered into in late 2010 provide better profitable. Hence the profit margin realized in 2011 is higher than that of 2010.

Gross Profit. Gross profit was $4,381,089 for the six months ended June 30, 2011, as compared to $1,608,060 for the six months ended June 30, 2010, an increase of $2,773,029 or 172.4%.  The higher gross profit is mainly due to the increase of revenue and higher margin from EPC contracts. During the six months ended June 30, 2011, the average profit margin per EPC contract was 18.1% as compared to 12.7% for the six months ended June 30, 2010, an increase in the average profit margin of 5.7%. The profit margin of the significant EPC contract signed with Zhenjiang Kailin, a related party, is 16.8%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,876,148 for the six months ended June 30, 2011, as compared to $2,506,284 for the six months ended June 30, 2010, an increase of $1,369,864 or 54.7%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 22.2% for the six months ended June 30, 2010 to 15.1% for the same period in 2011, a decrease of 7.1%, which mainly resulted from the larger business and sales volume of 2011 compared to 2010. The absolute increase is mainly due to following reasons: firstly, salary expenses increased by $405,234 or 42% for the six months ended June 30, 2011 as compared to the same period of 2010, as a result of additional of staff needed for the new plant in Yangzhou, the addition of top and middle level management, and the gradual increase in personnel salary. Secondly, the selling expenses related to transportation and entertainment increased about $186,501, which is consistent with the increase in sales volume. Thirdly, administrative fees increased by $676,825, which mainly consists of the one-time costs in the closing of the production facility at our Vessel Works Division, which generated a total removal charges and transfer costs of $135,000 and the opening cost for the Yangzhou plant which amounted to $150,000. Besides, the Company incurred a property title deed tax of approximately $220,000, for the new office building in Shanghai. Fourthly, due to the expansion of our business operation, we purchased more office equipment and software, leading to the increase of depreciation and amortization cost of $21,369. Fifthly, due to the modification of exercise price for director’s option and accelerating vesting period for one director, option expense increased by $170,562 for the six months ended June 30, 2011. The increase mentioned above is offset by a decrease in consulting service fee by $58,498 in the six month ended June 30, 2011 since the Company engaged a consulting company which provided financing and marketing advisory services and incurred some consultation expense in the six month ended June 30, 2010, while there is no such expense incurred in the same period of 2011, due to the termination of the contract.

Loss/(Income) from Operations. Income from operations totaled $504,941 for the six months ended June 30, 2011, as compared to loss of $898,224 for the same period in 2010. The result is mainly attributable to the great increase in gross profit in 2011, which is consistent with our production and operating situation.

Other Income/(Expense). For the six months ended June 30, 2011, the Company generated other income of $254,308 as compared to $1,559,018 for the six months ended June 30, 2010, an decrease of $1,304,710. The difference consisted primary of decreases of $657,295 of change in fair value of warrants and derivative liabilities, and $981,292 of non-operating income, offset by a $333,877 decrease of interest expenses, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The $1,239,508 gain over the prior period is mainly due to the volatility of the stock price as well as the reduced period for valuing the warrants as they approach the expiration date.

Non-operating Income/ (Expenses), net. Non-operating income for the six months ended June 30, 2010 mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park. There was no such subsidy income for the same period in year 2011.

Interest Expense. Interest expenses were $975,264 for the six months ended June 30, 2011, as compared to $1,309,141 for the six months ended June 30, 2010, a decrease of $333,877. This decrease is mainly due to the higher interest income of $155,083 resulted from Sopo project in 2011 and decrease of the amortized long term deferred financial cost of $260,234 due to half of deferred financial cost related to the warrant of the convertible bonds have been fully amortized, offset by the increase of stock compensation charge of $184,806.

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to an enterprise income tax at a statutory rate of 15% as a high technology entity. For the six months ended June 30, 2011, the Company incurred $78,453 of income tax provision, as compared to income tax provision of $201,150 for the six months ended June 30, 2010, a decrease of $122,697. The decrease in income tax provision while the income before tax increased is mainly because Yangzhou plant was still in loss position and further recognized deferred tax assets, netting off the provision for income taxes.

Net Income. Net income was $680,796 for the six months ended June 30, 2011, as compared to net income of $459,644 for the six months ended June 30, 2009, an absolute increase of $221,152. This increase is due to an increase in revenues over the prior period, primarily due to one significant EPC contract offset by no subsidy income and less gain from changes in the fair value of warrants and derivative liabilities.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash generated from operations, the proceeds from the sale of equity to investors and borrowings from banks and other lenders. Our principal uses of cash have been to finance working capital, facility expansion and other capital expenditures.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our credit facilities will be sufficient to fund current business operations over at least the next twelve months. Notwithstanding our resources for operations on a going forward basis at current operating levels, we will need capital for our expansion plans, including funding for the completion of phase 2 of our Yangzhou plant. To improve our cash and cash requirement position, we are making efforts to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six months ended June 30,
	2010	2011

Net cash (used in) / provided by operating activities	$(493,838)	$10,812,569
Net cash used in investing activities	(3,482,512)	(7,745,886)
Net cash provided by/(used in) financing activities	3,762,755	(2,494,539)
Effects of exchange rate change in cash	(446)	69,299
(Decrease)/Increase in cash	(214,041)	641,443
Cash, beginning	2,386,573	2,996,076
Cash, ending	$2,172,532	$3,637,519

Operating Activities

Net cash provided by operating activities was $10,812,569 for the six months ended June 30, 2011 compared with net cash used in operating activities of $493,838 for the six months ended June 30, 2010. The change of cash flow in operating activities was due to the net impact of cash inflow from the customer deposits, accounts payable, accounts and notes receivables, offset by cash outflow for advances made for purchases.

Firstly, the Company signed some new large EPC orders from late 2010 to early 2011 and received much more advance deposits from its customers in the first half year of 2011 than that received in the same period of 2010 by approximately $25.5 million. Besides, the change in accounts payable, accounts and notes receivables resulted in an increase in cash inflow of 9.5 million.

Secondly, to procure the materials for orders to be completed in 2011, we also made more cash payments to our suppliers than the same period in 2010 by $23.2 million.

In summary, the cash outflow required was lower than the cash inflow generated from operating activities, which led to the net cash provided by operating activities.

Investing Activities

Net cash used in investing activities was $7,745,886 for the six months ended June 30, 2011 compared to net cash used in investing activities of $3,482,512 for the six months ended June 30, 2010. The change was mainly due to the expenditures incurred for the construction of CER Yangzhou plant and purchase of the office building in Shanghai.

Financing Activities

Net cash used in financing activities was $2,494,539 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $3,762,755 for the six months ended June 30, 2010. In the six months ended June 30, 2010, the Company drew down long-term loans of $5 million, and repaid a long-term loan of $0.36 million and a short-term bank loan of $0.88 million. While in the first half year of 2011, the Company repaid $3.26 million of long-term loans and $0.64 million of short-term loans according to the loan repayment schedule, and only drew down $1.4 million for operating use, leading to the net cash used in financing activities.

Capital Resources

On February 1, 2010, the Company entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan were primarily used for the construction of our Yangzhou plant in China. The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000.  The principal is due on January 15, 2013, and bears interest at the annual rate of 15.1%. As security for these Loan Agreements, Mr. Qinghuan Wu, our Chairman and Chief Executive Officer, has pledged 8,000,006 shares of his common stock of the Company, which shares will be held in escrow for the benefit of all the Lenders.

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

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company that Mr. Qinghuan Wu controls, to lend to CER Hong Kong the sum of $1,000,000.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, interest payable quarterly.  The principal is due in full on January 30, 2012, hence the remaining loan is classified as a current liability (long-term loan, current). The loan is unsecured and there are no guarantees of the interest or principal.  CER Hong Kong has subordinated its loan to those under the Loan Agreements.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is for RMB 30,000,000 (approximately $4,500,000).  The funds may be used either as a short term loan or for trade financing and similar purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by each of the Company’s Chief Executive Officer and a former director, two of the Company’s subsidiaries, CER Shanghai, Shanghai Engineering and Yizheng Auto Industrial Park Investment and Development Co., Ltd. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,244,920) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288) under the facility as a short-term loan, due in six months, which amount carries an annual interest rate of 5.56%. These funds were all used for working capital.

CER Shanghai is now in the process of borrowing RMB 29,000,000 (approximately $4,440,000) for working capital purpose from Shanghai Pudong Development Bank, Shanghai Branch. The loan is mortgage by our new office building in zhangjiang.

In the meantime, CER Shanghai will also sign a trading financing contract with Industrial and Commercial Bank of China Limited, Shanghai Branch, to borrow $2,500,000 for working capital purpose. It is also mortgaged by another building. The building is in Shanghai and is held by Jiangsu SOPO (Group) Company Limited.

According to common practice of PRC banks, borrowers with proper mortgage, especially by real estate, can usually get the financing with no difficulty. The banking business we proceed with is now under good control and on the right track. We are confirmed to get the financings in a very short term.

Contractual Obligations

Table Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Investment capital commitments	$6,500,000	$6,500,000	$-
Short term bank loans	5,200,028	5,200,028	-
Long term loans	543,778	543,778	-
Convertible notes	4,767,761	-	4,767,761
Interest payable on loans and convertible notes	1,055,499	864,652	190,847
Purchasing obligations	19,732,267	15,891,672	3,840,595
Total	$37,799,333	$29,000,130	$8,799,203

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the previous fiscal year, based on the evaluation of our disclosure controls and procedures as of June 30, 2011, management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we issued 151,656 of our shares of  common stock pursuant to the terms of two loan agreements in the aggregate amount of $4 million, entered into on February 1, 2010 (see note 8-long term loans). The shares were issued in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended.

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

101.INS - XBRL Instance
101.SCH - XBRL Schema
101.CAL - XBRL Calculation
101.DEF - XBRL Definition
101.LAB - XBRL Label
101.PRE - XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

August 15, 2011	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

August 15, 2011	By:	/s/ Simon Dong
Simon Dong
Acting Chief Financial Officer (Principal Financial Officer)