Form 10-Q
period 2011-09-30
China Energy Recovery, Inc.
filed 2011-11-14
CIK 1208790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding of the registrant's common stock as of October 31, 2011:
31,085,859 shares of Common Stock, $0.001 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2011
(UNAUDITED)

	December 31,	September 30,
	2010	2011

ASSETS

CURRENT ASSETS:
Cash	$2,996,076	$6,802,619
Restricted cash	218,346	115,502
Notes receivable	1,341,359	1,554,467
Accounts receivable, net of allowance for doubtful accounts - third parties	7,059,935	7,658,742
Accounts receivable - related parties	-	7,063,336
Inventories	8,661,800	13,861,479
Other current assets and receivables	1,185,032	502,829
Deferred financing costs	215,623	-
Advances on purchases	15,200,669	33,340,855
Total current assets	36,878,840	70,899,829

NON-CURRENT ASSETS:
Property, plant, and equipment, net	10,101,755	26,240,267
Deferred tax assets	171,776	308,577
Intangible assets	2,477,959	4,982,462
Long-term accounts receivable	4,679,121	-
Total non-current assets	17,430,611	31,531,306
Total assets	$54,309,451	$102,431,135

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,557,848	$19,094,802
Accrued expenses and other liabilities	1,912,544	4,786,477
Advances from customers-third parties	27,530,065	50,596,455
Taxes payable	1,631,507	396,229
Short-term bank loans	4,333,700	11,875,453
Short-term loans	-	7,123,016
Derivative liability, current	374,846	26,825
Long-term loan - current maturity	3,177,973	543,778
Total current liabilities	43,518,483	94,443,035

NON-CURRENT LIABILITIES:
Warrant liability	1,332,760	153,091
Derivative liability, non-current	48,461	-
Convertible note	4,691,582	-
Long-term loan	543,778	-
Total non-current liabilities	6,616,581	153,091
Total liabilities	50,135,064	94,596,126

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and September 30, 2011)	189	189
Common stock ($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively)	30,906	31,085
Additional paid-in-capital	8,313,385	8,751,170
Accumulated deficit	(4,713,541)	(1,428,142)
Statutory reserves	132,802	132,802
Accumulated other comprehensive income	410,646	347,905
Total shareholders' equity	4,174,387	7,835,009
Total liabilities and shareholders' equity	$54,309,451	$102,431,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

REVENUES
Third parties	$6,147,651	$18,823,066	$17,447,570	$31,404,912
Related party	-	10,563,392	-	23,631,431
Total revenue	6,147,651	29,386,458	17,447,570	55,036,343

COST OF REVENUES	(4,752,909)	(24,298,399)	(14,444,768)	(45,567,195)

GROSS PROFIT	1,394,742	5,088,059	3,002,802	9,469,148

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	(1,588,818)	(2,490,222)	(4,095,102)	(6,366,370)

(LOSS)/INCOME FROM OPERATIONS	(194,076)	2,597,837	(1,092,300)	3,102,778

OTHER (EXPENSE)/INCOME, NET:
Change in fair value of warrants	(97,281)	248,332	980,617	1,164,122
Change in fair value of derivative liabilities	28,920	72,764	847,825	396,482
Non-operating income, net	30,424	765,461	1,001,780	755,525
Interest expenses, net	(477,239)	(370,400)	(1,786,380)	(1,345,664)
Total other (expense)/income, net	(515,176)	716,157	1,043,842	970,465

(LOSS)/INCOME BEFORE INCOME TAXES	(709,252)	3,313,994	(48,458)	4,073,243

PROVISION FOR INCOME TAXES	(144,497)	(709,391)	(345,647)	(787,844)

NET (LOSS)/INCOME	(853,749)	2,604,603	(394,105)	3,285,399

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	292,890	23,868	320,890	(62,741)

COMPREHENSIVE (LOSS)/INCOME	$(560,859)	$2,628,471	$(73,215)	$3,222,658
(LOSS)/EARNINGS PER SHARE:
Basic	$(0.03)	$0.08	$(0.01)	$0.11
Diluted	$(0.03)	$0.08	$(0.01)	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,883,916	31,085,859	30,834,537	31,015,385
Diluted	30,883,916	31,102,815	30,834,537	31,032,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Capital	reserves	deficit	income/(loss)	Total

BALANCE at January 1, 2010	662,963	$626	30,638,720	$30,639	$8,163,224	$132,802	$(1,194,158)	$(77,485)	$7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Restricted common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

BALANCE at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Restricted common stock issued related to long-term loan	-	-	129,208	129	144,369	-	-	-	144,498
Stock based compensation	-	-	-	-	253,158	-	-	-	253,158
Net income	-	-	-	-	-	-	3,285,399	-	3,285,399
Foreign currency translation loss	-	-	-	-	-	-	-	(62,741)	(62,741)

BALANCE at September 30, 2011	200,000	$189	31,085,859	$31,085	$8,751,170	$132,802	$(1,428,142)	$347,905	$7,835,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
(UNAUDITED)

	Nine months ended September 30,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/Income	$(394,105)	$3,285,399
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	242,627	1,014,085
Loss on disposal of PP&E	-	52,732
Recoveries of doubtful accounts credited to income	(68,049)	(37,624)
Provision for inventories	-	26,621
Stock based compensation	105,759	253,158
Common stock issued for consulting services	-	40,308
Restricted common stock issued to settle exchange rate loss related to long-term loan	-	144,498
Accretion of interest on long-term loan	33,980	81,870
Amortization of deferred financing costs	600,396	215,623
Accretion of convertible notes	697,253	116,714
Capitalized interest expenses	(114,329)	(6,829)
Cancellation of warrants	-	(15,547)
Change in fair value of warrants	(980,617)	(1,164,122)
Change in fair value of derivative liabilities	(847,825)	(396,482)
Deferred tax expense	55,356	(136,801)
Changes in operating assets and liabilities:
Notes receivable	411,049	(213,108)
Accounts receivable	(1,317,802)	(7,650,058)
Inventories	541,360	(5,230,423)
Other receivables	7,937	682,203
Advances on purchases	(2,821,431)	(21,062,854)
Long term accounts receivable - retainage	1,725,146	4,679,121
Accounts payable	(453,572)	9,344,972
Other payables and accrued liabilities	334,885	(902,707)
Advances from customers – third parties	2,633,332	23,066,390
Taxes payable	(647,792)	(1,235,278)
Effects of exchange rate changes on operations	285,942	84,918
Net cash provided by operating activities	29,500	5,036,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,361,821)	(9,011,203)
Purchases of intangible assets	(38,958)	(2,465,073)
Restricted cash	-	112,040
Proceeds from disposal of property, plant, and equipment	-	24,863
Net cash used in investing activities	(5,400,779)	(11,339,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(360,823)	(3,259,843)
Cash proceeds from long term loans	5,003,778	-
Cash proceeds from short term loans		2,314,720
Cash proceeds from letter of credit		3,304,560
Cash proceeds from short term bank loans	-	8,857,930
Principal payments on short term bank loans	(880,200)	(1,162,700)
Net cash provided by financing activities	3,762,755	10,054,667

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,460	54,470

(DECREASE)/INCREASE IN CASH	(1,606,064)	3,806,543

CASH, beginning of period	$2,386,573	$2,996,076

CASH, end of period	$780,509	$6,802,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$53,446	$506,692
Cash paid during the period for interest	$451,303	$1,123,589

Supplemental schedule of non-cash investing and financing activities:
		-
Accounts payable relating to purchase of plant and equipments	$91,025	$5,191,982
Common stock issued for consulting services	$-	$40,308
Common stock issued related to long-term loan	$-	$144,498

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

All of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leased a land use right, and certain buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licensed the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contains both the lease and non-lease elements, the quarterly payments were allocated between the lease and non-lease deliverables based on their respective fair values.  The lease elements were classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis.  The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. In April 2011, the contractual arrangement with Vessel Works Division was terminated.

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

CER Energy Recovery (Yangzhou) Co., Ltd. (“CER Yangzhou”) was incorporated on August 28, 2009 in Yangzhou, China by CER Hong Kong. CER Yangzhou’s registered capital is $20,000,000, all of which has been injected as of September 30, 2011. CER Yangzhou is mainly engaged in the development and manufacturing of waste heat recovery systems and other related energy efficiency equipment.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management intends to raise additional funds through additional bank financing to fund completion of Phase II of the Company’s new manufacturing facility. Although management continues to pursue these plans, there is no assurance that they will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements as of September 30, 2011 and for the three months and nine months ended September 30, 2011 and 2010 have been prepared by the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The principal accounting policies adopted in the preparation of these consolidated financial statements are set out below:

(a)	Principles of consolidation

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

The Company has concluded that Shanghai Engineering is, and Shanghai Environmental was (prior to its dissolution) a VIE and that the Company is the primary beneficiary. Under the requirements of US GAAP, the Company consolidates the financial statements of Shanghai Engineering and Shanghai Environmental.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company concluded that there was no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $1.38 million as of September 30, 2011. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance of $17.25 million, accounts payable of $8.96 million, accrued liabilities to suppliers and agents of $1.77 million, and other accrued liabilities of $0.54 million, totaling $28.53 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

For the three months ended September 30, 2010 and 2011, the Company’s five top customers accounted for 83% and 87% of the Company's sales, respectively. For the nine months ended September 30, 2010 and 2011, the Company’s five top customers accounted for 72% and 73% of the Company's sales, respectively. Receivables from these five top customers were 5% and 56% of total accounts receivable at September 30, 2010 and 2011, respectively. As of December 31, 2010, the top five customers accounted for 74% of total accounts receivable.

For the three months ended September 30, 2010 and 2011, the five top suppliers accounted for approximately 43% and 23% of the Company's purchases of raw materials, respectively. For the nine months ended September 30, 2010 and 2011, the five top suppliers accounted for approximately 36% and 25% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were approximately 2% and 13% of total accounts payable at September 30, 2010 and 2011, respectively. As of December 31, 2010, the top five suppliers accounted for 26% of total accounts payable.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2010 and 2011, foreign currency translation gains amounted to $292,890 and $9,437, respectively. For the nine months ended September 30, 2010 and 2011, foreign currency translation gains amounted to $320,890 and losses amounted to $77,172, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $410,646 and $333,474 as of December 31, 2010 and September 30, 2011, respectively. The balance sheet accounts with the exception of equity at December 31, 2010 and September 30, 2011 were translated at RMB6.83 to $1.00 and RMB6.35 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2010 and 2011 were RMB6.80 to $1.00 and RMB6.40 to $1.00 respectively. For the nine months ended September 30, 2010 and 2011, the average translation rates were RMB6.80 to $1.00 and RMB6.49 to $1.00, respectively.

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

Allowance for doubtful accounts, December 31, 2009	$589,048
Addition	152,960
Write off	(134,639)
Translation adjustment	17,645
Allowance for doubtful accounts, December 31, 2010	$625,014
Reversal	(37,624)
Translation adjustment	25,539
Allowance for doubtful accounts, September 30, 2011	$612,929

Accounts receivable which are expected to be collected after twelve months are reclassified as long-term accounts receivable. The Company reserved a provision for accounts receivable balances based on the nature of the business and accounts receivable collection history (further discussed in Note 3).

(h) Inventories

Inventories comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market value. Costs of work in progress include direct labor, direct materials, and production overhead before the goods are ready for sale. Management reviews inventories for obsolescence or cost in excess of market value periodically. The obsolescence, if any, is recorded as a reserve against the inventory. The cost in excess of market value is written off and recorded as cost of revenues.

Provision for inventory, December 31, 2009	$117,126
Addition	47,281
Realized	(74,090)
Translation adjustment	2,878
Provision for inventory, December 31, 2010	$93,195
Addition	26,621
Realized	(5,195)
Translation adjustment	4,124
Provision for inventory, September 30, 2011	$118,745

(i) Advances on purchase

Advances on purchases are monies advanced to outside vendors for inventory purchases and property, plant and equipment purchases. This amount is refundable and bears no interest.

(j) Property, plant and equipment, net

Property, plant, and equipment is stated at cost. Depreciation is calculated principally by use of the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs which do not improve or extend the expected useful lives of assets are charged to operations as incurred, while renewals and betterments are capitalized.

Management established a 5% residual value for property, plant and equipment. The estimated useful lives for property, plant, and equipment are as follows:

Plants and Buildings	20-38 years
Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of property, plant, and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the consolidated statement of income and other comprehensive income. The Company disposed of machinery with a carrying value of $37,949 and two cars with carrying value of $39,646 during the three and nine months ended September 30, 2011, and recognized a combined disposal loss of $52,732 from the transactions.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There was no impairment of long lived assets recognized for the three and nine months ended September 30, 2010 and 2011.

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

In assessing uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50% likely to be realized upon settlement. As of September 30, 2011, the Company does not have any uncertain tax positions required to be recognized and measured under the accounting standard for income taxes.

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

(o) Operating leases

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  There were no stock options granted in the three months ended September 30, 2010. Stock options to purchase 120,000 shares of common stock were granted to new directors in June 2011.

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

(q) Shipping and handling costs

Shipping and handling costs are included in selling, general and administrative expenses; they totaled $82,453 and $301,735 for the three months ended September 30, 2010 and 2011, respectively, and $192,369 and $410,108 for the nine months ended September 30, 2010 and 2011, respectively.

(r) Revenue recognition

The Company derives revenues principally from:

(a)
Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, procurement to installation;

(b)	Sales of energy recovery systems; and

(c)	Provision of design services.

Revenue by the above categories for three and nine months ended September 30, 2010 and 2011 are summarized as follows:

	Three months ended September 30,
	2010	2011
Revenue:
EPC contracts	$3,079,689	$27,163,759
Product	3,067,962	2,222,699
Totals	$6,147,651	$29,386,458

	Nine months ended September 30,
	2010	2011
Revenue:
EPC contracts	$11,389,302	$46,896,711
Product	6,058,268	8,139,632
Totals	$17,447,570	$55,036,343

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
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and September 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and September 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of September 30, 2011 and December 31, 2010.

		Balance as of September 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability, current (Note 13)	$26,825	-	-	$26,825
Derivative liability, non-current (Note 13)	$-	-	-	$-
Warrant liability (Note 13)	$153,091	-	-	$153,091

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$374,846	-	-	$374,846
Derivative liability, non-current (Note 13)	$48,461	-	-	$48,461
Warrant liability (Note 13)	$1,332,760	-	-	$1,332,760

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the nine months ended September 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(1,164,122)
Change in fair value of derivative liability recognized in earnings	(396,482)
Warrant cancellation (Note 13)	(15,547)
Balance at September 30, 2011	$179,916

(t) Segment reporting

The Group has adopted ASC 280, Segment Reporting, for its Segment reporting. The Group mainly operates in China and measures its business as a single segment.

(u) Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02 which applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitute a trouble debt restructuring, Topic 310 clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. The Company has adopted the guidance and the adoption does not have a significant impact on its financial position or results of operations.

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have any impact on its financial position or results of operations.

Note 3 – Accounts Receivable

(a)	Accounts Receivable

	December 31,	September 30,
	2010	2011

Current accounts receivable - third parties	$7,059,935	7,658,742
Current accounts receivable - related parties	-	7,063,336
Current accounts receivable	7,059,935	14,722,078
Subtract: Allowance for doubtful accounts	-	-
Current accounts receivable, net	$7,059,935	14,722,078

Current receivables include revenue recognized in excess of amounts billed for the EPC contracts recognized using the percentage of completion method.  As of December 31, 2010 and September 30, 2011, the revenue recognized in excess of amounts billed amounted to approximately $2,328,420 and $ 10,581,732, respectively.

(b)	Long-term Accounts Receivable

The Company classifies amounts which are to be collected after one year as long-term accounts receivable.

The following accounts receivable consisted of receivables related to revenue recognized in excess of amounts billed of approximately $4,679,121 and $1,995,866 as of December 31, 2010 and September 30, 2011, respectively. These receivables have original maturities of greater than 12 months. As of September 30, 2011, these balances include $1,995,866 that has been classified to current receivables due to a change in contractual term from March 2013 to March 2012.

	December 31,	September 30,
	2010	2011
Gross	$6,242,969	$2,608,795
Unearned Income	(938,834)	-
Allowance for doubtful accounts	(625,014)	(612,929)
Total, net	$4,679,121	$1,995,866
Less: Current portion	-	(1,995,866)
Total	$4,679,121	$-

Contractual maturities of the long-term accounts receivable at September 30, 2011 are summarized as follows:

Amount

Twelve months ended September 30, 2012	1,995,866
Twelve months ended September 30, 2013	612,929
Total	2,608,795

Note 4 – Inventories

As of December 31, 2010 and September 30, 2011, inventories consist of the following:

	December 31, 2010	September 30, 2011

Raw materials	$1,589,194	$1,851,240
Work in progress	6,837,139	11,794,432
Finished goods	235,467	215,807
Total inventories	$8,661,800	$13,861,479

For the three months ended September 30, 2010 and 2011, no accrual for inventory provision was required. For the nine months ended September 30, 2010 and 2011, management recorded inventory provisions of $0 and $26,621, respectively.

Note 5 –Property, Plant, and Equipment, Net

As of December 31, 2010 and September 30, 2011, property, plant and equipment consist of the following:

	December 31, 2010	September 30, 2011

Plants & Buildings	$-	$22,257,414
Machinery equipment	666,335	4,275,516
Transportation equipment	395,582	363,154
Office equipment	502,625	809,506
Accumulated depreciation	(791,252)	(1,661,048)
Subtotal	773,290	26,044,542
Construction in progress	9,328,465	195,725
Property, plant and equipment, net	$10,101,755	$26,240,267

The Company exercised a purchase option on an office building in Shanghai Zhangjiang Integrated Circuit Industrial Zone in March 2011. The building was recorded at cost of RMB 48,526,172 (approximately $7,498,264) and is being depreciated over 38 years starting from July 2011 when the building was placed into service.

Depreciation expense for the three months ended September 30, 2010 and 2011 was $88,979 and $450,730, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2011 was $191,786 and $949,145, respectively.

Note 6 – Intangible Assets

Intangible assets mainly represent the purchase of usage rights for a parcel of land in Yangzhou, China, where our manufacturing plant is located.  The Company obtained the usage title of the first land in December 2009.  The land use right was recorded at cost of $2,438,632 and is being amortized over the lease term of 50 years starting from November 2009 when it was acquired. In July 2011, the Company obtained the usage title of another parcel of land. The land use right was recorded at cost of $2,331,869 and is being amortized over the lease term of 50 years starting from July 2011. The amortization expense recorded for three months ended September 30, 2010 and 2011 amounted to $16,740 and $30,785 respectively. The amortization expense recorded for the nine months ended September 30, 2010 and 2011 amounted to $50,841 and $64,940, respectively. The remaining balance represents the net value of purchased software.

Note 7 – Short Term Bank Loans

On November 18, 2010, CER Shanghai borrowed RMB 8,400,000 (approximately $1,260,000) for working capital purpose from Shanghai Pudong Development Bank, Shanghai Branch. The term of the loan is one year. The loan agreement permitted the Company to draw down up to RMB 8,400,000 in principal amount before the end of 2010. The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, and Jialing Zhou, a former director of the Company, and wife of Mr. Wu. The Company has also pledged the receivables from Sopo. The loan agreement provides for quarterly interest payments at an annual interest rate of 6.116%. On November, 2010, the Company drew down RMB 8,400,000, the full amount. On August 2011, CER paid the remaining outstanding principal due under the RMB 8,400,000 loan.

On December 9, 2010, CER Yangzhou entered into a three-year, loan facility with the Bank of China, Yizheng Branch.  The facility is RMB 30,000,000 (approximately $4,500,000).  The funds may be drawn down as a short term loan used for trade financing or similar purposes.  Any amounts due under the loan are repayable on November 24, 2013.  The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer; Jialing Zhou, a former director of the Company, and wife of Mr. Wu; one of the Group’s subsidiaries and one of the Group’s VIEs, CER Shanghai and Shanghai Engineering; and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also pledged its land use right in Yizheng. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,171,000) under the facility as a short-term loan, due in one year, which amount carries an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288) under the facility as a short-term loan, due in six months, which amount carries an annual interest rate of 5.56%. These funds were all used for working capital.

On August 17, 2011, CER Shanghai entered into a 90-day loan facility with the Industrial and Commercial Bank of China Limited, Zhangjiang Branch. On August 23, we drew down principal amount of $2,500,000 million. The loan is secured by a mortgage by a building in Shanghai, which is held by Jiangsu SOPO (Group) Company Limited. The loan carries an annual interest rate of 3.27% and the principle and interest will be repaid at maturity. The funds from the loan are used for working capital.On August 31, 2011, CER Shanghai borrowed RMB29,000,000 (approximately $4,500,000) for working capital purpose from Shanghai Pudong Development Bank, Luwan Branch. The loan is secured by a mortgage of CER’s new office building in Zhangjiang, Shanghai. The term of the loan is 9 months. The loan agreement provides for quarterly interest payments at an annual interest rate of 7.544% and the principal is due and payable at maturity in May 31, 2012.

While the currency of the primary economic environment in which the Company operates is the yuan renminbi and we translate to the U.S. dollar as the reporting currency, certain of the Company’s borrowings are denominated in yuan renminbi, and others in U.S. dollars, depending on our treasury strategy and operational needs.  The currency denomination of borrowings has a meaningful impact on the rate of interest charged given the different inflationary and economic factors of each of the two currencies.

Interest expense on short-term bank loans was $0 and $98,370 for the three months ended September 30, 2010 and 2011, respectively. Interest expense on short-term bank loans was $1,571 and $224,492 for the nine months ended September 30, 2010 and 2011, respectively.

Note 8 – Long Term Loans

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”), entered into a series of agreements for a loan arrangement with two lenders (the “Loan Agreements”). The proceeds of this loan were used for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements is $4,000,000. The principal is due January 15, 2013, and bears interest at the annual rate of 15.1%.  The loan repayments are to be made three times a year starting May 15, 2010, and are fully amortizing, such that the principal and interest will be fully repaid at maturity. The Company is scheduled to pay the sum of $566,023 at the end of every four calendar months, commencing May 15, 2010.

On April 15, 2011, CER paid the remaining outstanding principal due under the $4 million long-term loan. The prepayment sum of $2,981,244 represented the principal amount due, the prepayment premium and the net interest due.

According to the loan agreement provisions, as an additional inducement to the Lender to make the Loan, CER will issue to the Lender or its designee, on each date that an amount of principal of the Loan is paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) is less than RMB 6.8271(the agreed upon exchange rate on the date of the making of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date will be converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which will represent that number of shares to be issued to the Lender as of such date, in restricted stock. The total number of shares due to the lenders under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement is 151,656, which were all issued as of May 2011. There are no derivative liabilities under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement as of September 30, 2011 as the amount has been fully paid in April 2011.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000.  The proceeds of this loan will be forwarded to CER Yangzhou in the form of an investment which helped fund the Company’s new plant in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company is scheduled to pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012; hence the remaining loan is classified as a current liability (long-term loan, current).  The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the Loan Agreements. The Company repaid principal of $460,000 in December 2010 and the balance as of September 30, 2011 was $543,778. The Company is scheduled to pay the sum of $12,915 at the end of every three calendar months thereafter.

Note 9 – Short Term Loans

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provides term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note were used for the construction of a new plant located in Yangzhou, China for the production of the products, including, but not limited to, the purchase of land for the plant, buildings, equipment and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the three months ended September 30, 2010 and 2011, interest expense of $545,026 and $269,105, respectively, was incurred. For the nine months ended September 30, 2010 and 2011, interest expense of $1,656,936 and $817,082, respectively, was incurred. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company has issued the Lender a five-year common stock purchase warrant (“Commitment Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of this Convertible Note divided by the conversion price of $1.80. In connection with these Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock that provides for voting rights and the right to appoint directors to the Company’s Board in the event of defaults equal to or exceeding $1,000,000 in the aggregate amount.

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

The embedded conversion feature of the Convertible Notes is accounted for as a derivative liability separately in the balance sheet in accordance with ASC 815, Derivatives and Hedging, because the conversion price is denominated in US dollars, which is a currency other than the Company’s functional currency.  The conversion feature accounted as a derivative liability on the balance sheet is classified as a current liability based on the timing of the cash flows derived from the convertible notes. The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using the interest method. The change in fair value of the conversion feature of $25,825 and $0 were recorded in the consolidated statements of operations for the three months ended September 30, 2010 and 2011, respectively. As of September 30, 2011, pursuant to the modifications described later in this footnote, the conversion feature expired; there is no conversion term on the modified loan going forward. The change in fair value of the conversion feature of $848,654 and $203,916 were recorded in the consolidated statements of operations for the nine months ended September 30, 2010 and 2011, respectively. The interest expense recognized for accretion to the redemption value of the Convertible Notes was $231,998 and $40,535 for the three months ended September 30, 2010 and 2011, respectively. The interest expense recognized for accretion to the redemption value of the Convertible Notes was $697,253 and $116,714 for the nine months ended September 30, 2010 and 2011, respectively.

The grant date value of the warrants issued in conjunction with the Convertible Notes was treated as a commitment fee for obtaining the Convertible Notes, and was recorded as deferred financing costs to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three months ended September 30, 2010 and 2011, $191,458 and $66,919 of deferred financing costs were amortized and charged to interest expense, respectively. For the nine months ended September 30, 2010 and 2011, $600,396 and $215,623 of deferred financing costs were amortized and charged to interest expense, respectively. The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because their exercise price is denominated in US dollars, which is a currency other than the Company’s functional currency, i.e., the RMB. Changes in fair value of the Commitment Warrants (Note 13) for the three and nine months ended September 30, 2010 and 2011 were recorded in the consolidated statements of operations.

On December 31, 2010, the Company entered into a loan agreement with the Lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis.  The principal and accrued interest is due September 29, 2012; hence the modified loan is classified as a current liability (short-term loan) as of September 30, 2011. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. In the event of a default, the lender would have the right to exercise its rights under the Class B Preferred Stock that was issued in connection with the issuance of Convertible Notes, which will continue with respect to the new loan. The Lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantor of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company, pledged 8,000,006 of his shares in CER for the repayment of the principal due under the loan agreement.  The pledge will only take effect when the shares are released from its current pledge under the Long Term loan entered into by the Company on February 1, 2010.

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

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increases against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for the feature as an embedded derivative and recognized derivative liability in the amount of $24,303 and $72,764 as of December 31, 2010 and September 30, 2011, respectively. The change in fair value of the derivative liability of $72,764 and $21,636 was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2011, respectively.

On August 22, 2011, CER Shanghai borrowed $314,720 (RMB 2,000,000) from Shanghai Pudong Zhangjiang Micro-credit Co., Ltd. The loan carries an annual interest rate of 8% and the principal and interest will be repaid on November 22, 2011. The funds from the loan are used for working capital.

On September 30, 2011, CER entered into a term loan arrangement with Hold And Opt Investments Limited to borrow the aggregate sum of $ 2 million. The maturity date of the loan is October 30, 2011. The loan bears interest at the annual rate of 15.1% (monthly rate of 1.26%). The proceeds of this loan are intended for use as working capital.

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

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	September 30,
	2010	2011

Deferred tax assets, non-current:
Tax loss carry forwards	3,299,721	3,949,224
-Allowance for doubtful accounts and provision for inventory	120,839	125,573
Valuation allowance	(3,116,086)	(3,701,041)
	304,474	373,756
Total deferred tax assets	304,474	373,756

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(132,698)	(65,179)
Total deferred tax liabilities	(132,698)	(65,179)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	September 30,
	2010	2011
Deferred tax assets, current, net	-	-
Deferred tax assets, non-current net	171,776	308,577
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (a lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated losses of non-US subsidiaries as of December 31, 2010 and September 30, 2011 were approximately $498,756 (RMB2,643,099),and $2,217,907 (RMB14,981,546), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared as of December 31, 2010 and September 30, 2011.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three and nine months ended September 30, 2010 and 2011, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended September 30,
	2010	2011
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax expense	144,497	709,391
Total provision for income taxes	$144,497	$709,391

	Nine months ended September 30,
	2010	2011
US income tax benefit	$-	$-
HK income tax expense	-	-
PRC income tax expense	345,647	787,844
Total provision for income taxes	$345,647	$787,844

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for each of the nine month periods ended September 30, 2010 and 2011. The net operating loss carryforwards for U.S. income tax purposes were approximately $6,615,870 and $8,165,571 for the nine months ended September 30, 2010 and 2011, respectively, and may be used to reduce future years' taxable income. These carryforwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has recorded $3,299,721 and $3,949,224 of deferred tax assets as of December 31, 2010 and September 30, 2011, respectively for these loss carryforwards.

The valuation allowance as of December 31, 2010 and September 30, 2011 was as follows:

Amount
Balance of December 31, 2009	$1,822,225
Increase	1,293,861
Balance of December 31, 2010	3,116,086
Increase	584,955
Balance of September 30, 2011	$3,701,041

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2011:

	Three months ended September 30,
	2010	2011
Numerator:
Net (loss)/income	(853,749)	2,604,603
Amount allocated to preferred stockholders	-	(8,853)
Net income available to common stock holders – Basic and diluted	(853,749)	2,595,750

Denominator:
Denominator for basic earnings per share - Weighted average common stock outstanding	30,883,916	31,085,859
Weighted average stock options	-	16,956
Denominator for diluted earnings per share	30,883,916	31,102,815
Basic earnings per share	$(0.03)	$0.08
Diluted earnings per share	$(0.03)	$0.08

	Nine months ended September 30,
	2010	2011

Numerator:
Net income	(394,105)	3,285,399
Amount allocated to preferred stockholders	-	(11,192)
Net income available to common stock holders – Basic and diluted	(394,105)	3,274,207
Denominator:
Denominator for basic earnings per share - Weighted average common stock outstanding	30,834,537	31,015,385
Weighted average stock options	-	16,956
Denominator for diluted earnings per share	30,834,537	31,032,341
Basic earnings per share	$(0.01)	$0.11
Diluted earnings per share	$(0.01)	$0.11

For the three and nine months ended September 30, 2010, warrants to purchase 3,357,450 shares of the Company’s common stock and options to purchase 560,000 shares of its common stock were not included in the calculation of diluted earnings per share because of their anti-dilutive effect.

For the three months and nine months ended September 30, 2011, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 180,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

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

There was no beneficial conversion feature charge recognized for the issuance of Series A convertible preferred stock on the issuance date as the estimated fair value of the common stock is less than the conversion price on the date of issuance.  The Company’s common stock was quoted on the OTCBB and has been publicly traded.  However, with the high volatility and extremely low trading volume during the time when the Company entered into this Financing transaction, the fair value of the Company’s common stock as of April 15, 2008 was determined based on the Company’s estimate, which considered a valuation report prepared by an  independent valuer. The estimated fair value of the common stock was $1.55 per share.

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

For the year ended December 31, 2010, 462,963 shares of Series A convertible preferred stock were converted into 245,098 shares of common stock. During the nine months ended September 30, 2011, no shares of Series A convertible preferred stock were converted.

As of December 31, 2010 and September 30, 2011, the Company had 200,000 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively.

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

Note 13 – Warrant and Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments, that do not have fixed settlement provisions, are deemed to be derivative instruments.  The conversion feature and embedded derivative of the Company’s convertible note (described in Note 9), the related warrants and the warrants issued in connection with the Series A convertible preferred stock, do not have fixed settlement provisions because their conversion and exercise prices are denominated in US dollars, which is a currency other than the Company’s functional currency.  Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature and embedded derivative of the Convertible Notes was separated from the host contract (i.e. the Convertible Notes) and recognized as a derivative liability in the balance sheet, and the warrants issued in connection with the Convertible Notes and Series A preferred stock have been recorded as warranty liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair values reported in the consolidated statements of operation and other comprehensive income.

As of September 30, 2011, the conversion feature expired and there is no conversion term on the modified loan.

The derivative liabilities were valued using both the Black-Scholes and binomial valuation techniques with the following assumptions:

We calculated the derivative liability on exchange rate based on the following key assumptions.

Derivative liability from convertible notes	September 30, 2011

Estimated forward rate	6.3665
Discount rate	0.53%
Discount factor	0.995

Fair value	$26,825

Warrants issued in connection with convertible notes:

	May 21, 2009 (Issuance date)	December 31, 2010	September 30, 2011
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	$1.15	$0.6
Exercise price	$1.8	$1.8	$1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	3.39	2.64
Risk-free interest rate	2.15%	1.22%	0.38%
Expected volatility	70%	78%	69.5%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	$687,182	$131,048

Warrants issued in connection with Series A convertible preferred stock:

	December 31, 2010	September 30, 2011
Number of shares exercisable	1,968,561	1,852,820
Risk-free interest rate	0.72%	0.23%
Expected volatility	83%	62%
Expected life (in years)	2.29	1.54
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$645,578	$22,043

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.
(e)	On March 2011, one warrant holder with the right to purchase 115,741 shares surrendered its warrant to the Company for cancellation and abandonment of all rights thereunder.

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

On June 7, 2011, the Board of Directors resolved to modify these option grants and adjusted the exercise price of one incumbent director’s options from $1.22 to $0.73 per share and another director’s options from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one retired director, such that all the shares underlying the option were deemed vested as of June 7, 2011.  The total incremental compensation cost in respect of such acceleration and option modification is $202,106.

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

For the three months ended September 30, 2010 and 2011, the Company recognized $35,250 and $12,090 of compensation expense, respectively. For the nine months ended September 30, 2010 and 2011, the Company recognized $105,759 and $253,158 of compensation expense, respectively.

Following is a summary of options outstanding and exercisable for each of the company’s four individual stock option grants to directors at September 30, 2011.

Outstanding Options			Exercisable Options
		Remaining			Remaining
Exercise		contractual	Exercise		contractual
price	Number	term (years)	price	Number	term (years)

$0.73	60,000	8.00	$0.73	60,000	8.00
$0.73	500,000	7.75	$0.73	500,000	7.75
$0.73	60,000	9.75	$0.73	7,500	9.75
$0.73	60,000	9.75	$0.73	7,500	9.75
Total	680,000			575,000

Following is a summary of the option activity:
Outstanding as of December 31, 2009	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	560,000
Granted	120,000
Forfeited	-
Exercised	-
Outstanding as of September 30, 2011	680,000

Vested and exercisable as of September 30, 2011	575,000

Note 15 – Interest Expense, Net

	Three months ended September 30,
	2010	2011
Interest on convertible notes	$121,570	$161,651
Interest on long-term loan	163,768	12,825
Amortization of deferred financing costs	191,458	66,919
Accretion on convertible notes	231,998	40,535
Accretion on long term loan	16,951	-
Interest on short-term bank loans	-	98,370
Bank note discount interest	2,643	566
Interest capitalized	(73,116)	(6,829)
Interest income	(178,033)	(3,637)
Total	$477,239	$370,400

	Nine months ended September 30,
	2010	2011
Interest on convertible notes	$359,287	$484,745
Interest on long-term loan	446,769	200,476
Amortization of deferred financing costs	600,396	215,623
Accretion on convertible notes	697,253	116,714
Accretion on long term loan	33,980	81,870
Restricted common stock issued to lender	-	184,806
Interest on short-term bank loans	1,571	224,492
Bank note discount interest	2,643	84,744
Warrant cancellation	-	(15,547)
Interest capitalized	(114,329)	(6,829)
Interest income	(241,190)	(225,430)
Total	$1,786,380	$1,345,664

Note 16 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the three months ended September 30, 2010 and 2011, the Company paid $13,259 and $0, respectively, as rental expense to Mr. Qinghuan Wu's son. For the nine months ended September 30, 2010 and 2011, the Company paid $39,663 and $18,373, respectively, as rental expense to Mr. Qinghuan Wu's son. In May 2011, CER terminated the lease agreement and moved to a new Shanghai office.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a loan from Haide, a company controlled by Mr. Qinghuan Wu, to the Company in the sum of $1,000,000.  The proceeds of this loan were forwarded to CER Yangzhou for additional paid-in capital which helped fund the Company’s new plant in Yangzhou, China.  The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company is scheduled to pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012, hence the remaining loan is classified as a current liability (long-term loan, current). The loan is unsecured and there are no guarantees of the interest or principal. The Company repaid principal of $ 460,000 in December 2010 and the balance as of September 30, 2011 was $543,778, after taking the exchange rate into account.

On January 8, 2011, CER signed a contract for the design, manufacture and installation of a major waste heat recovery system with Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhenjiang Kailin”) of Zhenjiang City. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system will be part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant.  57 percent of the project was completed as of September 30, 2011 and is scheduled for fully completion by the end of 2011. Transactions between CER and Zhenjiang Kailin were presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of a significant creditor and less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. However, management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER, CER confirms the contracts were negotiated and approved on an arms-length basis. For the three and nine months ended September 30, 2011, revenue earned from the contract amounted to $10,563,392 and $23,631,431 respectively. The cost of revenue associated with the revenue is $ 9,293,922 and $ 20,164,797 respectively; accounts receivables from the related party for the work under contract amounted to $7,063,336 as of September 30, 2011.

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

The Company made contributions of $91,767 and $108,269 for employment benefits, including pension payments for the three months ended September 30, 2010 and 2011, respectively. The Company made contributions of $214,527 and $222,427 for employment benefits, including pension payments for the nine months ended September 30, 2010 and 2011, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2010, the Company transferred $0, because its China subsidiaries incurred losses in 2010. Statutory reserve amounted to $132,802 as of December 31, 2010 and September 30, 2011.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $12,763,961 as of September 30, 2011.

Note 19 – Commitments and Contingencies

Capital contribution to CER Yangzhou

As described in Note 1, CER Yangzhou has registered capital of $20,000,000 and all has been injected as of September 30, 2011; therefore there is no commitment for future capital contribution as of September 30, 2011.

Lease and Operational Commitments

According to the renewed and amended Leasing and Operation Agreement (Note 1) between Shanghai Engineering and Shanghai Si Fang, Shanghai Engineering has recorded a lease expense and integrated management fee in the amount of $124,745 and $0 under cost of revenue and general administrative expenses for the nine months ended September 30, 2010 and 2011, respectively; For the nine months ended September 30, 2010 and 2011, Shanghai Engineering recorded lease payment and the integrated management fees under cost of revenue in the amount of $374,234 and $0, respectively.

The Company has paid all the lease payments under this lease; therefore there is no future lease payment under this lease as of September 30, 2011.

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), the lease agreement terminated as of April 30, 2011. For the three months ended September 30, 2010 and 2011, the company incurred $13,259 and $0, respectively, as rental expense under the lease. For the nine months ended September 30, 2010 and 2011, the company incurred $39,663 and $18,373, respectively, as rental expense under the lease.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), which is the new office space and the design and engineering center of the Company in China.  The lease is for two years from March 1, 2009 through February 28, 2011.  The Company is also required to make a security deposit of approximately $292,613 in addition to the annual lease payments. CER Shanghai also has an option to purchase the office space. If CER Shanghai exercises the purchase option, all the lease payments and the deposit payment made can be credited against the purchase price and counted as a partial purchase payment. The Company has amortized the total rental fee using straight-line method over the 2-year lease period. For the three months ended September 30, 2010 and 2011, the rental expense was $125,333 and $0, respectively. For the nine months ended September 30, 2010 and 2011, the rental expense was $374,925 and $86,311, respectively.

On March 30, 2011, CER Shanghai exercised the purchase option with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. The total purchase price of the building is RMB 48,526,172 (approximately $7,498,264), which represents the price of the building. CER Shanghai paid in full by cash and bank acceptance, as of June 2011.

Note 20 –Subsequent Events

On October 10, 2011, CER paid the remaining outstanding principal due under the $1 million long-term loan. The prepayment sum of $548,550 represented the principal amount and the interest due.

On November 2, 2011, the Company paid back the $2 million borrowing from Hold And Opt Investments Limited. The prepayment sum of $2,026,928 represented the principal amount and the interest due.

On November 7, 2011, the Company paid back the $2.5 million short-term bank loan to the Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The prepayment sum of $2,503,860 represented the principal amount and the outstanding interest due. The Company is working with the bank to renew the credit facility.

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

Overview

China Energy Recovery, Inc. (the "Company," "we," "us," or "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. The manufacturing took place at the Company's leased manufacturing facilities in Shanghai, China prior to completion of Phase Ⅰof our new Yangzhou plant. From May 2011, all of our production was carried out in our Yangzhou plant. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the system is assembled and installed. The Company has primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. The Company mainly sells its energy recovery systems and services directly to customers.

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

All of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leased a land use right, and certain buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licenses the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contained both the lease and non-lease elements, the amount of quarterly payments were allocated between the lease and non-lease deliverables.  The lease elements are classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis.  The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. This agreement was terminated in April, 2011.

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
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and September 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and September 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of September 30, 2011.

		Balance as of September 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability, current (Note 13)	$26,825	-	-	$26,825
Derivative liability, non-current (Note 13)	$-	-	-	$-
Warrant liability (Note 13)	$153,091	-	-	$153,091

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the nine months ended September 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 9)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(1,164,122)
Change in fair value of derivative liability recognized in earnings	(396,482)
Warrant cancellation (Note 13)	(15,547)
Balance at September 30, 2011	$179,916

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

We have concluded that Shanghai Engineering is, and Shanghai Environmental was (prior to its dissolution), a variable interest entity, and that Poise Profit and CER Hong Kong are the primary beneficiaries. Under the requirements of the FASB’s accounting standard, Poise Profit and CER Hong Kong consolidate the financial statements of Shanghai Engineering and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

All of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang.  Pursuant to the agreement, Shanghai Si Fang leased a land use rights, and certain buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licensed the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering.  Because the arrangement contained both the lease and non-lease elements, the amount of quarterly payments were allocated between the lease and non-lease deliverables.  The lease elements were classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis.  The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. This agreement was terminated in April 2011.

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

(b)	Sales of energy recovery systems; and

(c)	Provision of design services.

Revenue by the above categories for three and nine months ended September 30, 2010 and 2011 are summarized as follows:

	Three months ended September 30,
	2010	2011
Revenue:
EPC contracts	$3,079,689	$27,163,759
Product	3,067,962	2,222,699
Totals	$6,147,651	$29,386,458

	Nine months ended September 30,
	2010	2011
Revenue:
EPC contracts	$11,389,302	$46,896,711
Product	6,058,268	8,139,632
Totals	$17,447,570 9	$55,036,343

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02 which applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a trouble debt restructuring, Topic 310 clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. The Company has adopted the guidance and the adoption does not have a significant impact on its financial position or results of operations.

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have any impact on its financial position or results of operations.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended September 30,
	2010	% of Revenue	2011	% of Revenue
REVENUES
Third parties	$6,147,651	100.0%	18,823,066	64.1%
Related party	-	-	10,563,392	35.9%
Total revenue	6,147,651	100.0%	29,386,458	100.0%

COST OF REVENUES	(4,752,909)	(77.3)%	(24,298,399)	(82.7)%

GROSS PROFIT	1,394,742	22.7%	5,088,059	17.3%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,588,818)	(25.8)%	(2,490,222)	(8.5)%

(LOSS)/INCOME FROM OPERATIONS	(194,076)	(3.2)%	2,597,837	8.8%

OTHER (EXPENSE)/INCOME , NET:
Change in fair value of warrants	(97,281)	(1.6)%	248,332	0.9%
Change in fair value of derivative liabilities	28,920	0.5%	72,764	0.3%
Non-operating income, net	30,424	0.5%	765,461	2.6%
Interest expenses, net	(477,239)	(7.8)%	(370,400)	(1.3)%
Total other (expense)/income, net	(515,176)	(8.4)%	716,157	2.5%

(LOSS)/INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(709,252)	(11.5)%	3,313,994	11.3%

PROVISION FOR INCOME TAXES	(144,497)	(2.4)%	(709,391)	(2.4)%

NET (LOSS)/INCOME	(853,749)	(13.9)%	2,604,603	8.9%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	292,890	4.8%	23,868	0.0%

COMPREHENSIVE (LOSS)/INCOME	$(560,859)	(9.1)%	2,628,471	8.9%

Revenues. Revenue was $29,386,458 for the three months ended September 30, 2011, as compared to $6,147,651 for the three months ended September 30, 2010, an increase of $23,238,807 or 378.0%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 16), and the increase in the average revenue recognized per EPC contract. Due to the expectation of the larger production capacity of the newly set-up Yangzhou plant, we obtained many larger EPC orders than ever since the last quarter of 2010. The number of EPC contracts carried out increased from 6 to 8. The average revenue per EPC contract increased by $2,883,363 from $512,107 for the three months ended September 30, 2010 to $3,395,470 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. We achieved more average revenue per product due to bigger product orders completed. The average revenue per product contract increased by $116,388 from $439,287 for the three months ended September 30, 2010 to $555,675 for the same period of 2011.

An analysis of the revenues is as follows:

	Three months ended September 30,
	2010	2011	Change ($)	Change ()%
Average Revenue per Contract
EPC	$512,107	$3,395,470	2,883,363	563%
Products	439,287	555,675	116,388	26%
Average Revenue per Contract	$951,394	$3,951,145	2,999,751	315%
Number of Contracts Completed
EPC	6	8	2	33%
Products	7	4	(3)	(43)%
Total Number of Contracts Completed	13	12	(1)	(8)%

Cost of Revenues. Cost of revenues increased to $24,298,399 for the three months ended September 30, 2011, as compared to $4,752,909 for the three months ended September 30, 2010, an increase of $19,545,490, or 411.2%. The absolute increase is consistent with the increase of revenue. As a percentage of revenues, cost of revenues increased from 77.3% for the three months ended September 30, 2010 to 82.7% for the three months ended September 30, 2011, an increase of 5.4%. The relative increase is mainly due to one significant EPC contract undertaken in 2011. This project comprises over half of the total revenue generated from EPC projects while it bears a lower profit margin considering the contract value is very high. The lower expected profit margin on this contract relative to other smaller EPC contracts is the primary factor contributing to the change.

Gross Profit. Gross profit was $5,088,059 for the three months ended September 30, 2011, as compared to $1,394,742 for the three months ended September 30, 2010, an increase of $3,693,317 or 264.8%.  As a percentage of revenues, gross profit decreased from 22.7% for the three months ended September 30, 2010 to 17.3% for the three months ended September 30, 2011, a decrease of 5.4%. During the three months ended September 30, 2011, the average profit margin per EPC contract was 17.6% as compared to 23.1% for the three months ended September 30, 2010, a decrease in the average profit margin of 5.5%.  The decrease is mainly due to one significant EPC contract undertaken in 2011. This project comprises over half of the total revenue generated from EPC projects while it bears a lower profit margin considering the contract value is very high. Although the margin decreased, the EPC contracts that we have entered into in late 2010 still provide the Company considerable earnings during the three month ended September 30, 2011 because of its huge revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,490,222 for the three months ended September 30, 2011, as compared to $1,588,818 for the three months ended September 30, 2010, an increase of $901,404 or 56.7%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 25.8% for the nine months ended September 30, 2010 to 8.5% for the same period in 2011, a decrease of 17.3%, such operating leverage resulting from the larger business and sales volume of 2011 compared to 2010. The increase is mainly due to increases in salaries, travelling and transportation fees, and consulting service charges. Firstly, salary expenses increased by $389,451 or 59% for the three months ended September 30, 2011 as compared to the same period in 2010, due to a significant increase in headcount. To meet the needs of our expanded business volume, we hired additional administration staff and top and middle level management. Additionally, personnel salaries also gradually increased from year to year. Secondly, selling expenses related to transportation increased by $284,707 or 160%, which is consistent with the increase in sales volume. Thirdly, consulting service charges increased by $74,289, since we need more support from professional services due to the expansion of our business.  Fourthly, also due to the expansion of our business operation, we purchased a new office building, more office equipment and software, leading to the increased depreciation and amortization costs of $87,738.

Loss/Income from Operations. Income from operations totaled $2,597,837 for the three months ended September 30, 2011, as compared to a loss of $194,076 for the same period in 2010. The income from operations is mainly attributable to the greater gross profit in 2011, due to the significant EPC contract undertaken in 2011.

Other (Expenses)/Income. The Company incurred other income of $716,157 for the three months ended September 30, 2011 as compared to other expenses of $515,176 for the three months ended September 30, 2010, an absolute increase of $ 1,231,333. The difference consisted primary of increases of $389,457 of changes in fair value of warrants and derivative liabilities, $735,037 of non-operating income and a $106,839 decrease of  net interest expense, all as further described below.

Change in fair value of warrants and derivative liabilities - This resulted from the fair valuation of warrants and derivative liabilities. The $321,096 gain over the prior period is mainly due to the volatility of the stock price as well as the reduced period for valuation as the derivative securities approached their expiration date.

Non-operating Income, net –Non-operating income for the three months ended September 30, 2011 mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park. This subsidy income is not tied to any specific element of the business, and can not be reclaimed by the research and development fund.  There was no such income recognized in the comparable period of 2010.

Interest Expense, net - Interest expense, net, was $370,400 for the three months ended September 30, 2011, as compared to interest expense of $477,239 for the three months ended September 30, 2010, a decrease of $106,839. This decrease resulted from lower non-cash accretion expense on the $5 million convertible notes of $191,463, as the notes got closer to their maturity date.  Also, amortization of deferred financing costs related to commitment warrants was $124,539 lower year-over-year.  Partially offsetting the above decreases were increases in interest expense related to (1) lower capitalized interest of $66,287 year over year, (2) incremental  interest expense of $40,081 for the $5 million loan due to the higher compounded annual interest rate, (3) incremental interest expense of $98,935 for short-term bank loans, as the portfolio of loans expanded in 2011.

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended September 30, 2011, two Chinese entities, Shanghai Engineering and CER Shanghai realized profit and generated income tax expense while CER Yangzhou recognized deferred tax assets for its loss position and imposed a negative impact on income tax provision. Netting off the two above impacts, the Company incurred $709,391 of income tax provision, as compared to income tax provision of $144,497 for the three months ended September 30, 2010, an absolute change of $564,894.

Net (Loss)/Income. Net income was $2,604,603 for the three months ended September 30, 2011, as compared to a net loss of $853,749 for the three months ended September 30, 2010, an absolute difference of $ 3,458,352. This increase is primarily due to one significant EPC contract undertaken in 2011.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine months ended September 30,
	2010	% of Revenue	2011	% of Revenue

REVENUES
Third parties	$17,447,570	100.0%	31,404,912	57.1%
Related party			23,631,431	42.9%
Total revenue	17,447,570	100.0%	55,036,343	100.0%

COST OF REVENUES	(14,444,768)	(82.8)%	(45,567,195)	(82.8)%

GROSS PROFIT	3,002,802	17.2%	9,469,148	17.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,095,102)	(23.5)%	(6,366,370)	(11.6)%

(LOSS)/ INCOME FROM OPERATIONS	(1,092,300)	(6.3)%	3,102,778	5.6%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	980,617	5.6%	1,164,122	2.1%
Change in fair value of derivative liabilities	847,825	4.9%	396,482	0.7%
Non-operating income, net	1,001,780	5.7%	755,525	1.4%
Interest expenses, net	(1,786,380)	(10.2)%	(1,345,664)	(2.4)%
Total other income, net	1,043,842	6.0%	970,465	1.8%

(LOSS)/INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(48,458)	(0.3)%	4,073,243	7.4%

PROVISION FOR INCOME TAXES	(345,647)	(2.0)%	(787,844)	(1.4)%

NET (LOSS)/INCOME	(394,105)	(2.3)%	3,285,399	6.0%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	320,890	1.8%	(62,741)	(0.1)%

COMPREHENSIVE (LOSS)/INCOME	$(73,215)	(0.4)%	3,222,658	5.9%

Revenues Revenue was $55,036,343 for the nine months ended September 30, 2011, as compared to $17,447,570 for the nine months ended September 30, 2010, an increase of $37,588,773 or 215.4%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 16) and the increase in the average revenue recognized per EPC and per product contract. The number of EPC contracts carried out increased from 8 to 12. The average revenue per EPC contract increased by $2,484,396 from $1,423,663 for the nine months ended September 30, 2010 to $3,908,059 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. During the nine months ended September 30, 2011, with the normal operation of the plant, we achieved more average revenue per product due to different product specifications. The average revenue per product contract increased by $149,289 from $302,913 for the nine months ended September 30, 2010 to $452,202 for the same period of 2011.

An analysis of the revenues is as follows:

	Nine months ended September 30,
	2010	2011	Change ($)	Change ()%
Average Revenue per Contract
EPC	$1,423,663	3,908,059	2,484,396	175%
Products	302,913	452,202	149,289	49%
Average Revenue per Contract	$1,726,576	4,360,261	2,633,685	153%
Number of Contracts Completed
EPC	8	12	4	50%
Products	20	18	(2)	(10)%
Total Number of Contracts Completed	28	30	2	7%

Cost of Revenues. Cost of revenues increased to $45,567,195 for the nine months ended September 30, 2011, as compared to $14,444,768 for the nine months ended September 30, 2010, an increase of $31,122,427, or 215.5%. The absolute increase is consistent with the increase in revenue. As a percentage of revenues, cost of revenues was 82.8% for the nine months ended September 30, 2011 as compared 82.8% to the same period of 2010.  The profit margin on EPC contracts increased from 15.5% for the nine months ended September 30, 2010 to 16.4% for the nine months ended September 30, 2011, while the profit margin on product sales increased from 20.4% to 21.7%. As a result of the Chinese economic recovery, all the contracts that we are now executing provide better returns than in the same period last year.  Since the revenue from EPC contracts accounted for a greater proportion of total revenue during the nine months ended September 30, 2011, the profit margin of EPC had a greater impact on total costs of revenue, leading to the same relative percentage as that of 2010.

Gross Profit. Gross profit was $9,469,148 for the nine months ended September 30, 2011, as compared to $3,002,802 for the nine months ended September 30, 2010, an increase of $6,466,346, or 215.3%.  During the nine months ended September 30, 2011, the gross profit margin was 17.2%, consistent with the nine months ended September 30, 2010.  Although the profit margin of the significant EPC contract signed with Zhenjiang Kailin, a related party, is 14.7%, lower than the average gross margin, other smaller contracts’ larger margins offset the effect, leading the year over year consistency.  Although the margin remains the same, the EPC contracts that we entered into in late 2010 still provided the Company with significant revenue during the nine month ended September 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,366,370 for the nine months ended September 30, 2011, as compared to $4,095,102 for the nine months ended September 30, 2010, an increase of $2,271,268 or 55.5%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 23.5% for the nine months ended September 30, 2010 to 11.7% for the same period in 2011, a decrease of 11.8%, such operating leverage resulting from the larger business and sales volume of 2011 compared to 2010. The absolute increase is mainly due to the following reasons: firstly, salary expense increased by $794,775 or 49% for the nine months ended September 30, 2011 as compared to the same period of 2010, as a result of additional staff needed for the new plant in Yangzhou, the addition of top and middle level management, and the gradual increase in personnel salaries. Secondly, selling expenses related to transportation increased about $388,836 or 87%, which is consistent with the increase in sales volume. Thirdly, administrative fees increased by $749,821, mainly one-time costs in the closing of the production facility at our Vessel Works Division, which generated a total removal charges and transfer costs of $135,000 and the opening cost for the Yangzhou plant which amounted to $150,000. The Company also incurred a property title deed tax cost of approximately $220,000 for our new office building in Shanghai. Fourthly, due to the expansion of our business operations, we purchased a new office building, more office equipment and software, leading to an increase in depreciation and amortization costs of $109,106. Fifthly, due to the downward modification of the exercise price for director options and acceleration of the vesting period for one director, option expense increased by $147,398 for the nine months ended September 30, 2011.

(Loss)/Income from Operations. Income from operations totaled $3,102,778 for the nine months ended September 30, 2011, as compared to loss of $1,092,300 for the same period in 2010. The result is mainly attributable to the increase in gross profit in 2011, which is due to one significant EPC contract entered into in 2011.

Other Income. For the nine months ended September 30, 2011, the Company generated other income of $970,465 as compared to other income of $1,043,842 for the nine months ended September 30, 2010, a decrease of $73,377. The difference consisted primary of decreases of $267,838 of changes in the fair value of warrants and derivative liabilities, and $246,255 of non-operating income, offset by a $440,716 decrease in interest expense, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The $1,560,604 gain over the prior period is mainly due to the volatility of the stock price as well as the reduced period for valuation as the derivative securities neared their expiration date.

Non-operating Income/ (Expenses), net.  Non-operating income for the nine months ended September 30, 2010 and 2011 mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park.  This subsidy income is not tied to any specific element of the business, and can not be reclaimed by the research and development fund.   The decrease in non-operating income is also primarily due to the net off impact of a $143,166 exchange loss and $52,732 of fixed asset disposal losses for the nine months ended September 30, 2011.

Interest Expense. Interest expenses were $1,345,664 for the nine months ended September 30, 2011, as compared to $1,786,380 for the nine months ended September 30, 2010, a decrease of $440,716. This decrease resulted from lower non-cash accretion expense on the $5 million convertible notes of $580,539, as the Notes got closer to their maturity date. Also, amortization of deferred financing costs related to commitment warrants was $384,773 lower year-over-year.  Partially offsetting the above decreases were increases in interest expense related to (1) the cost of restricted stock issued to a lender pursuant to the terms of our loan agreement in the amount of $184,806, (2) increased interest costs of $125,458 for our $5 million loan due to the higher compounded annual interest rate, (3) incremental interest costs of $223,487 for short-term bank loans since we have a greater portfolio of such loans this year.

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to an enterprise income tax at a statutory rate of 15% as a high technology entity. For the nine months ended September 30, 2011, the Company incurred $787,844 of income tax expense, as compared to income tax expense of $345,647 for the nine months ended September 30, 2010, an increase of $442,197. The increase in income tax expense is mainly due to the increase in the income before tax.

Net (Loss)/Income. Net income was $3,285,399 for the nine months ended September 30, 2011, as compared to net loss of $394,105 for the nine months ended September 30, 2010, an absolute increase of $2,891,294. This increase is due to an increase in revenues over the prior period, primarily due to one significant EPC contract, offset by the increase in selling, general and administrative expenses.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine months ended September 30,
	2010	2011

Net cash provided by operating activities	$29,500	5,036,779
Net cash used in investing activities	(5,400,779)	(11,339,373)
Net cash provided by financing activities	3,762,755	10,054,667
Effects of exchange rate change in cash	2,460	54,470
(Decrease)/Increase in cash	(1,606,064)	3,806,543
Cash, beginning	2,386,573	2,996,076
Cash, ending	$780,509	6,802,619

Operating Activities

Net cash provided by operating activities was $5,036,779 for the nine months ended September 30, 2011 compared with net cash provided by operating activities of $29,500 for the nine months ended September 30, 2010. The change of cash flow in operating activities was due to the net impact of cash inflow from the customer deposits, accounts payable, notes and accounts receivables, and offset by cash outflow for advances made for purchases.

Firstly, the Company signed some new large EPC orders from late 2010 to early 2011 and received much more advance deposits from its customers in the first half year of 2011 than that received in the same period of 2010 by approximately $20.4 million. Besides, the change in accounts payable, notes and accounts receivables resulted in a net increase in cash of $2.8 million.

Secondly, to procure the materials for orders to be completed in 2011, we also made more cash payments to our suppliers than the same period in 2010 by $18.2 million.

In summary, the cash outflow required was lower than the cash inflow generated from operating activities, which led to the net cash provided by operating activities.

Investing Activities

Net cash used in investing activities was $11,339,373 for the nine months ended September 30, 2011 compared to net cash used in investing activities of $5,400,779 for the nine months ended September 30, 2010. The change was mainly due to the expenditures incurred for the purchase of CER Yangzhou’s second land parcel of $2.3 million and the purchase of our office building in Shanghai of $7.5 million during the nine months ended September 30, 2011, and less capital expenditures being made into the Yangzhou plant in the amount of $3.8 million.

Financing Activities

Net cash provided by financing activities was $10,054,667 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $3,762,755 for the nine months ended September 30, 2010. In the nine months ended September 30, 2010, the Company drew down long-term loans of $5 million, and repaid a long-term loan of $0.36 million and a short-term bank loan of $0.88 million. In the nine months ended September 30, 2011, the Company repaid $3.26 million of long-term loans and $1.2 million of short-term loans according to the loan repayment schedule, and drew down $14.5 million for operating use, leading to the net cash provided in financing activities.

Capital Resources

The Company’s major capital injections this year are listed as follows.

Nature	Drawdown date	Principle Amount
Short-term bank loan	20-Jun-11	RMB 9,152,782(approximately $1,410,000)
Short-term bank loan	23-Aug-11	$2.5 million
Short-term bank loan	31-Aug-11	RMB29 million (approximately $4,500,000)
Short-term loan	30-Sep-11	$ 2 million
Others	30-Sep-11	RMB21 million (approximately $3,240,000)

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

On August 17, 2011, CER Shanghai entered into a 90-day loan facility with the Industrial and Commercial Bank of China Limited, Zhangjiang Branch. On August 23, we drew down principal amount of $2,500,000 million. The loan is secured by a mortgage on a building in Shanghai, which is held by Jiangsu SOPO (Group) Company Limited. The loan carries an annual interest rate of 3.27% and the principle and interest will be repaid at maturity. The funds from the loan were used for working capital. On November 7, 2011, the Company paid back the $2.5 million short-term bank loan to the Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The prepayment sum of $2,517,255 represented the principal amount and the interest due. The Company is working with the bank to renew the credit facility.

On August 31, 2011, CER Shanghai borrowed RMB29,000,000 (approximately $4,500,000) for working capital purpose from Shanghai Pudong Development Bank, Luwan Branch. The loan is secured by a mortgage on CER’s new office building in Zhangjiang, Shanghai. The term of the loan is 9 months. The loan agreement provides for quarterly interest payments at an annual interest rate of 7.544%.

On September 30, 2011, CER entered into a term loan arrangement with Hold And Opt Investments Limited to borrow the aggregate sum of $ 2 million. The maturity date of the loan is October 30, 2011. The loan bears interest at the annual rate of 15.1% (monthly rate of 1.26%). The proceeds of this loan were used for working capital. On November 2, 2011, the Company paid back the $2 million borrowing from Hold And Opt Investments Limited. The prepayment sum of $2,026,928 represented the principal amount and the interest due.

CER, through its subsidiary, CER Yangzhou imports goods from CER Hong Kong, who then purchases from oversea suppliers. CER Yangzhou issued a forward letter of credit (“L/C”) to CER Hong Kong for import purchases in September 2011. The L/C is mortgaged on the machinery of CER Yangzhou’s plant. On September 30, 2011, CER Hong Kong discounted the L/C from Standard Chartered Bank’s Hong Kong branch in the amount of RMB 21,000,000. The due date of the L/C is January 6th, 2012.  The discount rate is 5.02% annually.

CER plan to renew the loan with Bank of China, Yizheng Branch and the loan with Shanghai Pudong Development Bank, Luwan Branch when the existing loans are due. According to common practice of PRC banks, borrowers with proper mortgage, especially by real estate, with good credit, can usually get the financing with no difficulty.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Short term bank loans	11,875,453	11,875,453	-
Long term loans	543,778	543,778	-
Short term loans	7,123,016	7,123,016	-
Purchasing obligations	39,283,329	37,939,802	1,343,527
Total	$58,825,576	$57,482,049	$1,343,527

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Notwithstanding improvement made by the management in respect of its disclosure controls and procedures during the previous fiscal year, based on the evaluation of our disclosure controls and procedures as of September 30, 2011, management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA ENERGY RECOVERY, INC.

November 14, 2011	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

November 14, 2011	By:	/s/ Simon Dong
Simon Dong
Acting Chief Financial Officer
(Principal Financial Officer)