Form 10-K
period 2011-12-31
China Energy Recovery, Inc.
filed 2012-03-30
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-53283

CHINA ENERGY RECOVERY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0459730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Building #26, No. 1388 Zhangdong Road,
Zhangjiang Hi-tech Park
Shanghai, China	201203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	+86 (0)21 2028-1866

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $23,314,394 [as computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.]

Number of shares outstanding of the registrant's common stock as of February 29, 2012:

31,085,859 shares of Common Stock, $0.001 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials we will file with the U.S. Securities and Exchange Commission (the "SEC") contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as, but not limited to, the discussion of economic conditions in market areas and their effect on revenue growth, the discussion of our growth strategy, the potential for and effect of future governmental regulation, fluctuations in global energy costs, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on our management's current plans and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These risks and uncertainties include, but are not limited to: our limited operating history; our ability to effectively market our products and services; the loss of key personnel; our inability to attract and retain new qualified personnel; our capital needs and the availability of and costs associated with potential sources of financing; adverse effects of the current turmoil in the credit markets; adverse effects of the recent depressed global economic conditions; our inability to increase manufacturing capacity to meet demand; economic conditions affecting manufacturers of energy recovery systems and the industry segments they serve; our dependence on certain customer segments; difficulties associated with managing future growth; our failure to protect our intellectual property rights; allegations of claims of infringements of intellectual property rights brought against us; the loss of our ability to sell and install energy recovery systems made by third parties or such systems manufactured by us under licenses from third parties; fluctuations in currency exchange rates; our failure to comply with applicable environmental regulations; increased competition in our industry; our exposure to litigation from performing work on our customers' properties; an increase in warranty claims; our liability for injuries caused by our products; our inability to cover damages owed by insurance; fluctuations in energy prices resulting in fluctuating demand for our products and services; risks related to our corporate structure, such as our inability to control our affiliated entities and conflicts of interest between our Chief Executive Officer’s duties to us and to our affiliated entities; the uncertainties associated with the environmental, economic, political and legal conditions in China and changes thereof; the adverse effect of governmental regulation and other matters affecting energy recovery system manufacturers; Chinese restrictions on foreign currency exchange transactions; restrictions on foreign investments in China; ineligibility for and expiration of current Chinese governmental incentives; natural disasters and health related concerns; the development of an active trading market for our common stock; the loss of coverage of our common stock by securities analysts; the failure of our complying with securities laws in private placements; our common stock being a penny stock; a sudden increase in the number of shares of our common stock in the market as a result of Rule 144 sales or conversion or exercise of derivative securities, and our failure to maintain adequate internal controls over financial reporting.

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

PART I

Item 1.	Business

Overview of Our Business

China Energy Recovery, Inc. (the "Company," "we," "us," or "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. Our manufacturing takes place at the Company's recently constructed manufacturing facility in Yangzhou, China. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the system is assembled and installed. The Company primarily has sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. Since inception, the Company has installed over 140 energy recovery systems both in China and internationally. The Company mainly sells its energy recovery systems and services directly to end users.

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

On January 25, 2008, we entered into and closed an Asset Purchase Agreement with MMA Acquisition Company, a Delaware corporation, pursuant to which we sold substantially all of our assets to MMA Acquisition Company in exchange for MMA Acquisition Company's assuming a substantial majority of our outstanding liabilities. Effective therewith, our parent company was Delaware-incorporated and no longer Maryland-incorporated. The transferred assets consisted of letters of intent for the proposed acquisitions of MMAWeekly.com, dated June 9, 2007, and Blackbelt TV, Inc., dated July 16, 2007, and all shares of common stock in Blackbelt TV, Inc. we owned, among other things. The total book value of the assets acquired was approximately $317,000. The assumed liabilities consist of accounts payable, convertible debt, accrued expenses and shareholder advances of approximately $360,000.

Effective February 5, 2008, we changed our name from MMA Media, Inc. to China Energy Recovery, Inc. and conducted a 1-for-9 reverse stock split of our issued and outstanding capital stock pursuant to which each nine shares of our common stock issued and outstanding on the record date of February 4, 2008 were converted into one share of our common stock. We had 84,922,000 shares of common stock issued and outstanding immediately prior to the reverse stock split and 9,435,780 shares thereafter.

On April 15, 2008, we closed the Share Exchange pursuant to which we acquired all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 41,514,179 shares of our common stock to Poise Profit's stockholders. Upon the closing of the Share Exchange, Poise Profit became our wholly-owned subsidiary and our business operations consisted of those of Poise Profit's wholly-owned subsidiary, HAIE Hi-tech Engineering (Hong Kong) Company, Limited ("Hi-tech"), incorporated in the Hong Kong Special Administrative Region of China.

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

As a result of the closing of the Share Exchange on April 15, 2008, our new business operations consisted of those of Poise Profit's Chinese subsidiary, Hi-tech, which were subsequently transferred to CER (Hong Kong) Holdings Limited (“CER Hong Kong”) as described in Item 1 Business - Organizational Structure and Subsidiaries. CER Hong Kong is principally engaged in designing, marketing, licensing, fabricating, implementing and servicing industrial energy recovery systems capable of capturing industrial waste energy for reuse in industrial processes or to produce electricity and thermal power.

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

Poise Profit, a wholly-owned subsidiary of the Company, was incorporated on November 23, 2007 under the laws of the British Virgin Islands. Poise Profit, in turn, owns 100% of the issued and outstanding equity interests in Hi-tech and CER (Hong Kong) Holdings Limited ("CER Hong Kong"). Historically, all of our operations were conducted through Hi-tech via contractual arrangements with affiliated Chinese entities, but we have transferred all our assets and operations from Hi-tech to CER Hong Kong and its wholly-owned subsidiary CER Energy Recovery (Shanghai) Co., Ltd. ("CER Shanghai"). As part of our reorganization, CER Hong Kong was incorporated on August 13, 2008 under the laws of the Hong Kong Special Administrative Region, China and was originally jointly owned by Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who was formerly one of our directors and resigned in June 2011. On December 3, 2008, Mr. Qinghuan Wu and Mrs. Zhou transferred ownership of CER Hong Kong to Poise Profit. CER Shanghai was incorporated on November 11, 2008 in Shanghai, China, and CER Yangzhou was incorporated on August 28, 2009 in Yangzhou, China by CER Hong Kong as wholly foreign-owned enterprises. Now CER Shanghai and CER Yangzhou are our primary operating entities in China, and they enter into the majority of all new business contracts. CER Hong Kong is our primary holding entity holding all equity interests in our Chinese subsidiaries.

Before December 3, 2008, all of our operations were conducted through Hi-tech and its affiliated companies. Hi-Tech was engaged in the marketing and sale of energy recovery systems which were designed, manufactured and installed by affiliated companies. Hi-tech had entered into contractual relationships with two entities incorporated in Shanghai, China: Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental"). Each of Shanghai Engineering and Shanghai Environmental was considered a "variable interest entity" and their respective financial information was consolidated with Hi-tech's pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810-10. Hi-tech entered into contractual relationships with Shanghai Engineering and Shanghai Environmental to comply with Chinese laws regulating foreign-ownership of Chinese companies. Shanghai Engineering is engaged in the business of designing, manufacturing and installing energy recovery systems. All manufacturing was done by Vessel Works Division pursuant to a cooperative manufacturing agreement between Shanghai Engineering and Vessel Works Division's parent, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"), as further described below. Vessel Works Division holds important permits for the manufacturing and installation of boilers used in our energy recovery systems. Shanghai Environmental is not an operating company but it served in the past as a vehicle for arranging sales and maximizing tax benefits. We did not use Shanghai Environmental for these purposes from our 2010 fiscal year and do not intend to do so since then, hence, we dissolved Shanghai Environmental in 2010. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who was formerly one of our directors and resigned in June 2011.

On December 3, 2008, as a part of our reorganization, all of the material contracts between Hi-tech and Shanghai Engineering and between Hi-tech and Shanghai Environmental were transferred to CER Hong Kong. Since that date, CER Hong Kong has been engaged in the marketing and sale of energy recovery systems which are designed, manufactured and installed by its subsidiaries and affiliated companies. These material contractual relationships consist of:

—	Consulting Services Agreements - These agreements allow CER Hong Kong to manage and operate Shanghai Engineering and Shanghai Environmental, and collect the respective net profits of each company. Under the terms of the agreements, CER Hong Kong is the exclusive provider of advice and consultancy services to Shanghai Engineering and Shanghai Environmental, respectively, related to the companies' general business operations, human resources needs and research and development, among other things. In exchange for such services, each of Shanghai Engineering and Shanghai Environmental must pay to CER Hong Kong such company's respective net profits. CER Hong Kong will own all intellectual property rights developed or discovered through research and development in the course of providing services under the agreements but will grant a license to use such intellectual property back to the respective company if necessary to conduct the business. Each of Shanghai Engineering and Shanghai Environmental are required to cause their respective shareholders to pledge such shareholders' equity interests in the respective companies to secure the fee payable by Shanghai Engineering and Shanghai Environmental, respectively, under the agreements. The agreements contain affirmative covenants requiring each of Shanghai Engineering and Shanghai Environmental to take certain actions, such as (but not limited to) delivering periodic financial reports to CER Hong Kong. The agreements also contain negative covenants preventing each of Shanghai Engineering and Shanghai Environmental from taking certain actions such as (but not limited to) issuing equity, incurring indebtedness and changing its business. The agreements are effective until terminated and they may be terminated by CER Hong Kong for any or no reason and by either party for reasons explicitly set forth in the agreements, including (but not limited to) a breach by the other party or the other party's becoming bankrupt or insolvent. The parties may not assign or transfer their rights or obligations under the respective agreements without the prior written consent of the other party, except that CER Hong Kong may assign its rights or obligations under the agreements to an affiliate.

—	Operating Agreements - The parties to each of these agreements are CER Hong Kong, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. Under the agreements, CER Hong Kong guarantees the contractual performance by each company under any agreements with third parties, in exchange for a pledge by each of Shanghai Engineering and Shanghai Environmental of all of its respective assets, including accounts receivable. CER Hong Kong has the right to approve any transactions that may materially affect the assets, liabilities, rights or operations of each company and provide, binding advice regarding each company's daily operations, financial management and employment matters, including the dismissal of employees. In addition, CER Hong Kong has the right to recommend director candidates and appoint the senior executives of each company. The agreements expire 10 years from execution unless renewed. CER Hong Kong has the right to terminate each of the agreements upon 30 days' written notice but Shanghai Engineering and Shanghai Environmental do not have the right to terminate their respective agreements during their term. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering and Shanghai Environmental, respectively. Shanghai Engineering and Shanghai Environmental may not assign their rights or obligations under the respective agreements without the prior written consent of CER Hong Kong.

—	Proxy Agreements - CER Hong Kong has entered into proxy agreements with all of the shareholders of each of Shanghai Engineering and Shanghai Environmental under which the shareholders have vested their voting power of the companies in CER Hong Kong and agreed to not transfer the shareholders' respective equity interests in the two companies to anyone but CER Hong Kong or its designee(s). The agreements do not have an expiration date. CER Hong Kong has the right to terminate each of the agreements upon 30 days' written notice but the shareholders may not terminate the agreements without CER Hong Kong's consent.

—	Option Agreements - The parties to each of these agreements are CER Hong Kong, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. The shareholders of each of Shanghai Engineering and Shanghai Environmental have granted CER Hong Kong or its designee(s) the irrevocable right and option to acquire all or a portion of such shareholders' equity interests in the two companies. The shareholders have also agreed not to grant such an option to anyone else. The purchase price for a shareholder's equity interest will be equal to such shareholder's original paid-in price for such equity interest. Pursuant to the terms of the agreements, the shareholders and each of Shanghai Engineering and Shanghai Environmental have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreement. The agreements expire 10 years from execution unless renewed. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering, Shanghai Environmental and the shareholders, respectively. Shanghai Engineering, Shanghai Environmental, and the shareholders, respectively, may not assign their rights or obligations under the respective agreements without the prior written consent of CER Hong Kong.

—	Equity Pledge Agreements - The parties to each of these agreements are CER Hong Kong, Shanghai Engineering, Shanghai Environmental, respectively, and all of the shareholders of each of Shanghai Engineering and Shanghai Environmental, respectively. The shareholders of each of Shanghai Engineering and Shanghai Environmental have pledged all of their respective equity interests in the two companies to CER Hong Kong to guarantee each of Shanghai Engineering and Shanghai Environmental’s respective performances of their respective obligations under the Consulting Services Agreements. The pledges expire two years after the obligations under the Consulting Services Agreements described above are fulfilled. CER Hong Kong has the right to collect any and all dividends paid on the pledged equity interests. Pursuant to the terms of the agreements, the shareholders and each of Shanghai Engineering and Shanghai Environmental have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreements. Upon an event of default under the agreements, CER Hong Kong may vote, control, sell or dispose of the pledged equity interests and may require the shareholders to pay all outstanding and unpaid amounts due under the Consulting Services Agreements. Pursuant to the terms of the agreements, the shareholders have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreements. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to the shareholders. The shareholders may not assign their rights or obligations under the respective agreements without the prior written consent of CER Hong Kong.

From May 1, 2003 to December 31, 2010, all of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang. Pursuant to the agreement, Shanghai Si Fang leased certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licensed the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering. Because the arrangement contains both the lease and non-lease elements, the quarterly payments were allocated between the lease and non-lease deliverables. The lease elements were classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis. The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. During January to March 2011, we operated our manufacturing function simultaneously in both Vessel Works Division and CER Yangzhou. By the time the Vessel Works Division lease agreement was terminated in April, 2011, we had transferred all production to CER Yangzhou.

The following is an organizational chart setting forth the current status of the Company's subsidiaries and affiliated companies as of December 31, 2011:

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

We have developed and commercialized our proprietary customized energy recovery technologies and solutions to cost-effectively reduce pollution and capture the waste heat released by our customers’ industrial processes. Our energy recovery systems can help our customers improve their energy use efficiency. For example, our energy recovery systems applied in sulfuric acid manufacturing processes can produce as much as three times the useable energy from the same fuel by recovering otherwise lost energy and reusing it in the manufacturing processes directly or to further generate electrical power, which may allow customers to slash energy expenditures by up to two-thirds. Additionally, these systems can reduce harmful emissions resulting from certain types of sulfuric acid manufacturing processes that otherwise would have been released into the atmosphere. Other benefits include our customers' ability to sell carbon credits, reduction of flue gas and equipment sizes of all flue gas handling equipment such as fans, stacks, ducts, and burners, and a reduction in auxiliary energy consumption.

The most notable target customers for our energy recovery systems are major types of industrial manufacturing facilities, such as chemical plants, petrochemical plants, paper manufacturing plants, oil refineries, etc. These types of customers generally operate manufacturing equipment that release waste heat, into which our energy recovery systems can be implemented and integrated to capture such waste heat for direct reuse or, if connected with steam-driven turbines, to produce electricity.

In March 2010, the Chinese People's Political Consultative Conference (“CPPCC”) and National People's Congress (“NPC”) convened, during which the number one proposal on low carbon: Suggestion On Promotion of Low Carbon Life and Improved Social Sustainable Development, proposed by the Jiu San Society, was highly received by the NPC and CPPCC; over 10% of the proposals of the CPPCC and NPC meetings were related to low carbon issues. The Government Work Report of 2009, issued by Premier Wen Jiabao, indicated that energy savings and environmental protection is one of the nine key job objectives of the government in 2010, which means low carbon will be a state strategy in the near future. The Government Work Report of 2011, issued by Premier Wen Jiabao, further emphasized the necessity for energy savings and environmental preservation. To positively affect world climate change and improve energy utilization/efficiency, the government is trying to develop the concept of energy savings in industrial production by encouraging the utilization of energy saving techniques and highly supporting the utilization of energy-saving equipment. The issues mentioned above imply that the energy saving industry should experience significant growth over the next few years. Furthermore, at the Copenhagen Climate Conference, Premier Wen Jiabao announced that China would decrease carbon emissions by 40%-45% by 2020, as compared with 2005, which is further evidence that the energy savings industry should experience significant growth in the near future in China, and which should benefit CER in growing its business in the domestic Chinese market.

In November 2011, the Central Economic Work Conference was held in Beijing. The conference addressed the importance of energy savings and the aim to reduce greenhouse gas emissions. This is a difficult task to accomplish and the government is trying to launch effective measures to reduce energy utilization and mitigate the release of harmful emissions.

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

China Market Overview

Booming economic growth and rapid industrialization has spurred demand for electric power in China over the previous few years. For example, by the end of 2011, China's total installed generating capacity reached 1040 GW, an increase of more than 8% over the capacity at the end of 2010. Due to the expansion of energy intensive industrial sectors such as steel, cement, coal, petrol and chemicals, China's energy consumption has been growing faster than the country's gross domestic product ("GDP") and thus causing a shortage of electricity and coal and blackouts in over 20 of the country's 32 provinces, autonomous regions and municipalities. With the rapid modernization and industrialization of the country's economy, according to the International Energy Agency, China needs to add more than 1,300 GW to its electricity-generating capacity, more than the total installed capacity currently in the United States, to meet its demands over the next several years. We predict that the result of this massive increase in electric generation capacity will be a rapid rise in harmful emissions. China has already surpassed the United States to become the world's largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its energy needs.

According to the national bureau of statistics of China, the output of sulfuric acid continuously increased in the recent years. The accumulated output from January to November 2011 was 67.2 million tons, an increase of 12.4% over the output during the same period of 2010. We see more market opportunities from the booming of the sulfuric acid industry.

The Chinese government principally encourages the setup of large-scale companies in energy intensive industries such as chemicals, petroleum and coal. Therefore we would expect a general decrease in the number of smaller-scale companies in this related industry. We intend to develop the market opportunities to cooperate with these large companies for our future development.

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

In December 2010, a Chinese senior government official reiterated at the Cancun Conference that China intends to fulfill the goal of reducing the intensity of carbon dioxide emissions per unit of GDP in 2020 by 40 to 45 percent compared with 2005 levels, in order to address global climate change. From 2001 to 2005, which represented the government’s 10th five year plan for national economic development, China realized an annual increase of GDP by 9.8% with annual increases of energy consumption by 10.4%. From 2006 to 2010, the government’s 11th five year plan for national economic development, China realized an annual increase of GDP by 10.2% with annualized increases of energy consumption by 6.8%, which represented China’s rapid growth in investment of new energy and great improvements in energy utilization efficiency.

China included low-carbon targets in the 12th five-year plan for national economic development (2011-2015) to build an energy-saving, ecologically friendly society, the commission said.

In February 2011, the Chinese Ministry of Industry and Information Technology announced that China will continue to encourage energy-saving industries, to accelerate the development of recycling economics, recovery industries and energy-saving equipment. The supporting measures will be launched in order to reduce energy utilization and mitigate the release of harmful emissions.

In September 2011, the State Council issued a plan for energy savings and emissions reductions during the 12th five year plan for national economic development. The plan addresses the importance of energy saving in industries such as coal, fossil fuels, paper manufacturing, and chemicals. The plan also specifies heat or pressure recovery as one of the projects especially encouraged and supported by the government.

In November 2011, the State Council approved the work plan for controlling greenhouse gas emissions during the 12th five year plan for national economic development at the general meeting of the State Council. The work plan emphasizes the target of reducing greenhouse gas emissions and encouraging all related departments to take actions for realization of the target.

In December 2011, the Chinese delegation announced at the Durban Conference that China intends to reduce the quantity of carbon dioxide emissions per unit of GDP in 2015 by 17 percent compared with 2010 levels. After the 12th five year plan for national economic development, from 2011 to 2015, China will hopefully build up a regional carbon dioxide emission trading system of its own.

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

1☐	Companies that specialize exclusively in energy recovery systems and account for the majority of the larger and more advanced production of energy recovery systems; and
2☐	Major equipment manufacturers for which energy recovery systems are not key focuses but which have the necessary resources to build effective systems.

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

We believe that our products enable our customers to achieve substantial gains in energy efficiency and we continue to carry out research and development activities along with the design and engineering activities for customers’ projects to enhance efficiencies and decrease environmental impact. We employ approximately 160 highly trained engineers in our engineering team and are planning to hire more.

We have targeted our products at industrial sectors with significant amounts of waste heat. These sectors include:

☐	Chemical and Petrochemical Industries;
☐	Paper Manufacturing;
☐	Refining Industry; and
☐	Coking Industry.

We differentiate ourselves from our competitors by specializing in energy recovery systems and being one of the few players in the market capable of providing engineering, procurement and construction ("EPC") services for waste heat recovery (as further described below under the caption "Products and Technology"). As we have greater capacity and ability to provide more EPC services, they have gradually become the major component of our revenue mix since 2010.The number of EPC contracts increased from eight in 2010 to 14 in 2011. The revenue generated from EPC contracts increased from 56.2% to 90.4% of the total revenue in year 2011. We believe that we are currently a dominant player in energy recovery systems to sulfuric acid manufacturers in China. We believe that energy recovery systems for sulfuric manufacturing are the most difficult to design and engineer due to the strong corrosive character of the sulfuric acid.

We completed the first phase of construction of our wholly owned manufacturing plant in Yangzhou, China, in January 2011. From May 2011 forward, all of our production has been, and is being, carried out at the CER Yangzhou plant. Our new facility significantly boosts our production capability, which has supported significant revenue growth in 2011. Phase Two construction at the facility is now underway. When Phase Two is completed, the factory in Yangzhou will further provide us with the opportunity to expand our participation as a supplier of high-performance energy recovery systems to industries located in China and other international markets.

Design and Engineering

Our design and engineering team are located both in Shanghai and Yangzhou, China, which includes approximately 160 engineers in total. Approximately 120 of the engineers engage in project design, customizing the energy recovery systems to meet the individual needs of various industries. The others manage our production processes at the facility. We believe that our engineering team is highly experienced and accomplished in its field.

Manufacturing

On August 18, 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong planned to build a new manufacturing facility. The planned facility is part of the Company’s business plan for expanding its production capacity and to develop additional demand for its products within China and other international markets.

From May 2011, we operate all our fabrication in our own Phase One facility. The new Phase One facility is about 14,000 square meters and significantly expands our ability to accept new orders and speeds delivery of large-scale waste heat systems for new and retro-fitted industrial plants located in China and other international markets. We have commenced construction of Phase Two of the facility. Phase Two is still under construction.

As of December 31, 2011, we had approximately 500 employees, all of who are full time employees. Of these, approximately 160 are engineering and technical personnel. The experienced engineering team and sophisticated production facilities of CER enable it to deliver consistently high quality products and offer a complete solution from design and fabrication to final installation.

Marketing and Sales

We market and sell our products primarily in China, but in other countries as well, through our direct sales force, which is based in Shanghai, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing groups work closely with our design and engineering, and manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. Primarily we sell our products directly to the end users of our energy recovery systems, but we also sell energy recovery systems to leading engineering firms who in turn sell them to their end users.

We plan on entering into marketing partnerships and licensing deals that will enable us to reach a broader segment of the market. We believe that there is significant opportunity in international markets such as the Middle East, the United States, Europe and Latin America, and we intend to enter these markets through partnerships. Additionally, we will look to expand into new industrial sectors through partnerships with leading engineering firms that specialize in specific industry groups.

Products and Technology

We have four main service offerings available to our customers, of which the first three generate the majority of our revenue stream:

•	Fabrication. We have highly-trained manufacturing teams capable of building high quality energy recovery systems in a timely fashion. All of our energy recovery systems are of modular design with a high degree of factory assembly. With modular construction, site welds on heat exchanger pressure parts are kept to a minimum. We design all energy recovery systems we manufacture to protect our brand. We collect a one-time fee for the fabrication of each of our units. Of the approximately 130 unique customers who have purchased energy recovery systems from us, more than 25% of them have also purchased some of the other three major services that we offer which are auxiliary to our fabrication services, or have returned to us for new projects.

•	Design. Our primary product line of energy recovery systems can be designed to meet the specific needs of our customers. We typically focus on heavy industrial applications. In addition to the designing of energy recovery systems for our own customers, we occasionally are approached by and contract with third party manufacturers or engineering firms to design systems for their customers. This offers a peripheral revenue stream to supplement our core operations. We employ a flexible pricing scheme when designing for third parties that depends upon the size, application and deadline of the proposed energy recovery system.

•	Implementation and EPC Projects. Similar to the revenue model employed for our design services, we either package the implementation (installation) of our energy recovery system with the design and fabrication of our units, or outsource this function to third party manufacturers for a service charge; this allows smaller third party manufacturers to convert fixed costs to variable costs, while offering us an ancillary revenue stream. We do not perform implementation services on a stand-alone basis. We also possess the resources, expertise and capabilities to act as the lead engineering procurement and construction contractor, overseeing the implementation of energy recovery systems for our customers. EPC services involve the whole process of the construction of projects from design, development, engineering, manufacturing up to installation.

•	Maintenance. Our team is responsible for the overall maintenance of the energy recovery systems we install. In the event that major repairs are needed, the maintenance team is capable of rebuilding the equipment in order to repair or replace any necessary components. The maintenance team is contracted to service our own as well as other manufacturers' energy recovery systems. Our maintenance team charges an hourly fee for its services.

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

Customers

We have provided approximately 130 unique customers with energy recovery systems, and more than 25 percent of these customers have purchased multiple other products and services from us such as design and implementation services. Our customers are mainly industrial manufacturers, such as chemical plants, paper manufacturers and industrial engineering firms. Our energy recovery systems are currently deployed and being deployed in a variety of international markets, including Turkey, Saudi Arabia, Egypt, Pakistan, Korea, Vietnam and Malaysia, as well as in 20 of China's 32 provinces, including Yunnan, Jiangsu, Shandong, Sichuan, Hunan and Hubei.

Because of the nature and long life of our energy recovery systems, a majority of our sales are from new customers when comparing our customer base from year to year. However, we do receive repeat business from previous customers, especially those in China, when they are expanding their capacities or building new plants. For the years ended December 31, 2010 and 2011, our five largest customers accounted for 60% and 75% of our sales, respectively. Receivables from these five customers were 5% and 80% of total accounts receivable at December 31, 2010 and 2011, respectively. Among those customers, the three largest included Kailin Energy Zhenjiang, Ltd. (“Zhenjiang Kailin”), which accounted for 36% of revenue during 2011 and 44% of receivables as of December 31, 2011, Hubei Sanning Chemical Co., Ltd.(“Hubei Sanning”), which accounted for 18% of revenue during 2011 and 7% of receivables as of December 31, 2011, and Wengfu (Group) Co., Ltd. (“Guizhou Wengfu Group”), which accounted for 10% of revenue during 2011 and 15% of receivables as of December 31, 2011. Our large customers may not be the same from year to year.

Intellectual Property and Other Proprietary Rights

The Chinese State IPR Office has authorized and granted the following patents to Shanghai Engineering and CER Shanghai on various components of our energy recovery systems:

Patent Type	Patent Name	Expiration Date
Utility model	Drum-type sectional ache fire tube boiler made by sulphur	5/6/2013
Utility model	Double drum-type fire tube exhaust-heat boiler which shares one steam dome	11/6/2013
Utility model	Improvement of tube compensator breed which makes ache fume	11/6/2013
Utility model	Improvement of protective casing tube	11/6/2013
Utility model	Triple drum-type fire tube exhaust-heat boiler which shares one steam dome	1/30/2015
Utility model	Spray pump synthesizing tower	8/30/2017
Invention	Chlorosulfonic acid preparation new craftwork and equipment	8/30/2017
Utility model	Cement kiln forced-circulated waste heat recovery boiler	4/2/2019
Utility model	The center pipe smoke double disc regulator	4/16/2019
Utility model	Steam air reactor	3/28/2020
Utility model	Feed water type diluter	6/1/2020
Utility model	Inspection device for leaking	6/1/2020
Utility model	Steam drainage device	6/1/2020

CER Shanghai and CER Yangzhou have submitted the following patent applications to the Chinese State IPR Office, which are currently pending authorization:

Patent Type	Patent Name	Application Date
Utility model	Automatically-controlled waste heat energy recovery system made by sulphur	3/29/2011
Invention	Automatically-controlled waste heat energy recovery system made by sulphur	3/30/2011
Utility model	Flexible tube-sheet structure of fire-tube boiler	8/16/2011
Utility model	Tube sheet pore structure of fire-tube boiler	8/16/2011
Invention	Flexible tube-sheet structure of fire-tube boiler	9/12/2011
Utility model	Sheet-structure Steam heater for Molten sulfur equipment	11/6/2011
Utility model	Zinc concentrate acid waste heat boiler	11/6/2011
Utility model	Lower vestibule for superheater	11/8/2011
Utility model	Lower vestibule for economizer	11/8/2011

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

Our design and engineering team are located both in Shanghai and Yangzhou, China, which includes approximately 160 engineers in total. The engineers are engaged in refining the core technology for our energy recovery systems, developing our intellectual property rights, enhancing energy efficiencies and decreasing environmental impact for our customers. Our engineers carry out development activities alongside the design work for our customers’ projects; hence, the expenses associated with our research and development activities are passed along to our customers as part of the prices paid for our products and services. As expenses incurred in research and development are immaterial, we do not record research and development expenses as a separate line item in our financial statements. Shanghai Engineering and CER Shanghai have a portfolio of core Chinese patents on various components of our energy recovery systems as described above.

Our Business Strategy

We have established a three-phase growth strategy:

•	Phase One. During the first phase of our growth strategy, we will continue to fulfill our current orders while growing our domestic Chinese business. During this time, we intend to establish long-term strategic purchasing agreements with suppliers that provide key raw materials.

•	Phase Two. The second phase of our growth strategy involves increased expenditures that will support our growth. We have completed the first phase of the construction of our first owned manufacturing facility, which we believe will increase our profit margins and efficiency. We also intend to invest in specialized equipment to further increase the efficiency of our manufacturing process. While these capital expenditures are underway, we expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized talent to our engineering and design team. We also anticipate recruiting an international sales and marketing team to assist in international market expansion.

•	Phase Three. In the third phase of our growth strategy, we plan to complete the second phase of the construction of our first owned manufacturing facility to meet future demand. We also anticipate expanding our EPC business by continuing to increase the size of our engineering and design team. Finally, we intend to increase our international marketing efforts in the Middle East, Europe and the United States during this phase.

Raw Materials and Principal Suppliers

We do not currently have any long-term supply agreements. We do not believe that we are reliant on our current suppliers. We believe that we could substitute other suppliers if needed. Our five largest suppliers (by value) supplied approximately 45% of our raw materials in 2011.

Employees

As of December 31, 2011, we had approximately 500 employees, all of who are full time employees. Of these, approximately 160 are engineering and technical personnel. We expect to continue to add additional personnel, especially engineers, in 2012 and beyond to support our anticipated growth.

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

Governmental Regulation

The manufacture of boilers and pressure vessels used in our energy recovery systems is subject to licensing requirements imposed by the Chinese national government, as well as regional and local governments, depending on the type of license needed. Shanghai Si Fang conducted all our manufacturing operations before 2011 and obtained all required licenses. In January 2011, CER Yangzhou also obtained all required licenses and has taken over all of our manufacturing functions since May 2011. Boilers and pressure vessels manufactured without such licenses are not allowed to be sold in China. To qualify for a license, a manufacturer must (a) be a legal entity registered with the local government; (b) have a production facility, equipment, technical expertise, and inspection and testing capabilities suitable for producing boilers and pressure vessels; (c) establish and maintain an effective quality assurance system; and (d) manufacture the boilers and pressure vessels in accordance with the requirements of the applicable safety and technical standards.

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

Risks Related to Our Business

Our business could be adversely affected if the economic and credit market conditions weaken or if there is a downturn in the global economy. The global financial crisis and economic downturn have adversely affected economies and businesses around the world, including in the PRC.

Financial and credit markets worldwide experienced unprecedented deterioration in 2008 and early 2009. Due to the global economic downturn and a concurrent decrease in consumer demand, the PRC experienced a slowdown in its economic growth during 2008 and 2009. Consumption in general was adversely affected during that downturn in the global economy.

Although the PRC economy has recovered during 2010 and 2011, it is uncertain whether such recovery will continue for the foreseeable future. Any recurrence of a global financial crisis may cause a further slowdown in the PRC economy. This change in macroeconomic conditions has had, and is expected to continue to have, an adverse impact on our business and operations. These factors may also lead to intensified competition for market share.

Improvements in the economy and general business conditions will to a certain extent depend on the extent to which government policies succeed in addressing fundamental weaknesses in the markets, restoring consumer confidence and increasing market liquidity in an adequate and timely manner. Any recurring weakness in the global economy or in the economy of the PRC may materially and adversely affect our revenues. This financial and economic situation may have a negative impact on third parties with whom we do, or may do, business. Any of these factors may affect our results of operations, financial condition and liquidity.

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

We currently sell a substantial portion of our energy recovery systems to companies in either the chemical or paper manufacturing sectors. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

•	Decreased demand for the products of these manufacturing sectors;
•	Advances in the manufacturing processes of these sectors that could eliminate the economic feasibility of our technology; and
•	Failure to successfully implement our systems for one or more customers within a particular sector could adversely affect the reputation of our products and services as a viable option for other companies within that sector.

Our dependence on one or a few customers for a large percentage of our sales volume may lead to significant year-over-year fluctuations in our sales revenues and levels of profitability.

In 2011, a significant portion of our revenue was from a related party. Though the transaction follows business practice, we may not be granted such agreements or be able to get orders with such revenue amounts in the future, which could adversely affect our revenue and further adversely affect our operating results.

We may rely on a relatively small number of customers for a significant portion of our revenues for the foreseeable future. The loss of sales to or inability to collect from these customers would have a significant negative impact on our business. Failure to develop or maintain our customer relationships with these customers may have an adverse effect on our revenue, profitability, and cash flows.

We have a substantial amount of accounts receivable, which if not paid when due will have an adverse impact on our financial condition.

We have a substantial amount of accounts receivable, some of which are from a related party. If these are not paid when due, we will suffer a substantial loss of income which will have an adverse impact on our financial condition. Additionally, while these amounts remain unpaid, we have to finance our business from other sources, as our other income is not sufficient to cover all of our operating expenses. To finance our expenses, we rely on borrowings from institutional and private lenders. The expense of the borrowed capital will reduce our profit and reduce our ultimate business margins.

We may be adversely affected by volatile market and industry trends, in particular, the demand for our energy recovery systems may decline, which may reduce our revenues and earnings.

We are highly affected by the market and industry trends. During late 2008 and 2009, our industry experienced a decline in demand due to decreases in expenditures on energy recovery systems and the availability of financing for buyers of energy recovery systems as a result of the global financial crisis.

The demand for energy recovery systems is also influenced by macroeconomic factors such as the global credit market, as well as government regulations and policies concerning energy savings and environmental protection. If any negative market and industry trends recur in the future, the price or demand of our energy recovery systems could decrease and our business and results of operations may be materially and adversely affected.

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

We have employment agreements with those persons in senior positions that we believe are important to our current and future business operations, which agreements we believe will help us retain their services. There is no guarantee that we will be able to retain the services of these, or other, individuals in our company, on reasonable terms or at all. We do not have an employment agreement with our Chief Executive Officer, who is also the Chairman of the board of directors and a significant shareholder. We do not currently maintain any "key man" life insurance with respect to any of such individuals.

Our inability to obtain capital, use internally generated cash, or use shares of our capital stock or debt to finance future expansion efforts could impair the growth and expansion of our business.

Historically, we have relied on equity and debt offerings, bank borrowings and operating cash flows to finance our capital expenditure and working capital requirements. Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of capital stock to consummate expansions will depend on the market value of our capital stock from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use capital stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. Raising external capital in the form of debt could also require periodic interest payments that could hinder our financial flexibility in the future. Besides, our ability to obtain external financing is subject to a number of uncertainties, including:

•	our future financial condition, results of operations and cash flows;
•	the state of global credit markets;
•	general market conditions for financing activities by companies in our industry; and
•	economic, political, and other conditions in China and elsewhere.

No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital in a timely manner or on commercially acceptable terms, or at all, we may be required to reduce the scope of any planned expansions. In addition to requiring funding for expansion, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations.

Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash, or (c) use shares of capital stock to make future expansions may materially and adversely affect our growth prospects and future profitability. For example, the tightening of PRC credit markets and interest rate increases in China since 2010 may limit the availability of financing to us, or at all, or increase the costs of such financing. In addition, the incurrence of debt would result in increased interest rate risk, divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders, if any. A shortage of such funds could in turn impose limitations on our ability to plan for, or react effectively to changing market conditions or to expand through organic and acquisitive growth, thereby reducing our competitiveness.

Our negative working capital could impair the operational and financial flexibility of our business.

As of December 31, 2011, our working capital position reflected an excess of current liabilities over current assets of approximately $24 million, which primarily was driven by an excess of customer deposits (cash inflows in the form advance payments received on projects) over prepayments to suppliers for purchases of material inputs (also advance payments / cash outflows for anticipated inventory or production inputs). However, excluding such advance payments, the excess current liabilities only approximated $3 million. The negative working capital position magnifies the importance of continuing to obtain new customer projects and grow profits and operational cash flows to reach a steady state. Currently the availability of funding is difficult to obtain, and when available it carries a high expense: for example, in the current financial environment generally available to the company borrowed capital from financial institutions may carry interest rates in the 7% per annum range and borrowed capital from non-institutional sources generally is available at rates in the 12 to 15% range. While management believes our project backlog (EPC projects already contracted with customers) at December 31, 2011 for projects to be executed in 2012 and 2013 support the growth of revenues, profits, and operational cash flows, and that this excess current liability position will gradually decline over time, we may, in the short term, be required to collateralize existing assets to obtain additional borrowings or rely upon future customer advance payments on longer-term projects to maintain a desired level of flexibility.

Our future success substantially depends on our ability to significantly increase our manufacturing capacity. Our ability to achieve our capacity expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly increase our manufacturing capacity. If we are unable to do so, we may be unable to expand our business, decrease our average cost, maintain our competitive position and improve our profitability. In January 2011, Phase One construction of the manufacturing facility in Yangzhou was completed. The Phase One facility is about 14,000 square meters. Many pieces of advanced equipment have been installed in the new factory. Phase Two is under construction. Our ability to establish additional manufacturing capacity for future expansion is subject to significant risks and uncertainties regarding funding. We may be unable to raise the necessary capital to complete the remaining phase of construction of our manufacturing plant in Yangzhou or further initiate construction of any new manufacturing facilities. We may be unable to acquire the appropriate permits to allow construction of a new manufacturing facility, or engage a company qualified to construct our manufacturing facility at a reasonable price, or at all.

We may not be able to manage our expansion of operations effectively and if we are unable to do so, our profits may decrease.

The trend towards mitigating the effect of global warming and the enactment of new environmental protection policy greatly increased the demand for our products and services. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase our manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We will also need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. As a result, our results from operations may decline. In addition, we may experience underutilization of our expanded production capacities if there is insufficient demand for our products.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, trademark, trade secret, copyright law and other contractual restrictions to protect our intellectual property. For example, Shanghai Engineering and CER Shanghai hold six and seven patents in China, respectively. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. In addition, implementation of China's intellectual property-related laws has historically been lacking, primarily because of ambiguities in China's laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to our technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceeding to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Although we sell a substantial portion of our products outside of China through the local contractors, the patents protecting parts of our energy recovery systems are issued in China. Our business, results of operations and financial condition could be materially and adversely affected if our sales outside China were to be restricted by intellectual property claims by third parties.

As of today, the Chinese State IPR Office has authorized and granted six and seven patents to Shanghai Engineering and CER Shanghai, respectively, on various components of our energy recovery systems. We do not have, and have not applied for, any patent for our proprietary technologies outside of China although we have sold, and expect to continue to sell, a substantial portion of our products outside of China through the local contractors. Because the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries to which we sell our products. If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected. If we are required to stop selling such allegedly infringing products, obtain a license and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations and financial condition may be materially and adversely affected.

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

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 30% appreciation of the Renminbi against the U.S. dollar as of December 31, 2011 since the change in policy. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, to the extent that we need to convert U.S. dollars we received in a financing into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

We do not believe that our energy recovery systems are subject to emission standards applicable to fuel-burning boilers but if they were to be subject to such emission standards, we may incur additional costs in complying with them which may negatively impact our profitability.

There are emissions standards applicable to the operation of coal-burning, oil-burning or gas-fired boilers (China National General Standard GWPB 3-1999). We do not believe that these emission standards are applicable to the boilers included within our energy recovery systems because our boilers are not independently emitting any emissions as they are being heated by industrial processes as opposed to by coal, oil or gas. If our energy recovery systems were to become subject to these emission standards, we may need to change the design of our energy recovery systems to bring them into compliance with the emission standards which may increase our costs and negatively impact our profitability.

We operate in a competitive industry with several established and more horizontally integrated companies. It may be difficult to sustain our market share in the event of a decline in market conditions.

Our industry is competitive and rapidly changing. Future competitors may include international engineering companies and large domestic engineering companies. These competitors may have a material advantage in their financial, technical and marketing resources. Competition in the energy recovery industry may increase in the future, which could result in reduced pricing power and declining margins. Our failure to adapt to changing market conditions and to compete successfully with future competitors may materially and adversely affect our financial condition, results of operations and liquidity.

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

We warrant the majority of our products for periods of one or two years. Defects may not become apparent until after the products have been sold and installed. As a normal practice in the industry, we allow our customers to retain 5% to 10% of the contract prices as retainage during the warranty period for any future warranty claims. When a warranty claim occurs and we determine that the product in question is defective, we repair the product at our expense, which could increase our costs and adversely affect our business. Also, if we are unable to repair the product to the customer's satisfaction or for other reasons, we may not have the right or be able to collect the whole or part of the retainage at the end of the warranty period. Further, our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, alteration, accident or mishandling after the sale and installation. If these limitations are ineffective or found to be unenforceable, we may be subject to greater than anticipated warranty claims.

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

Mr. Qinghuan Wu, who is our Chairman of the Board and Chief Executive Officer, is also an Executive Director of Shanghai Engineering. Shanghai Engineering is owned jointly by Mr. Qinghuan Wu and his spouse, Mrs. Jialing Zhou, who was formerly one of our directors and resigned in June 2011. Conflicts of interest may arise between his duties to our company and his duties to Shanghai Engineering, or his interest as an owner of Shanghai Engineering. As Mr. Qinghuan Wu is a director and executive officer of our company, he has a duty of loyalty and care to us under Delaware law when there are any potential conflicts of interest between our company and Shanghai Engineering. We cannot assure you that when conflicts of interest arise, Mr. Qinghuan Wu will act completely in our interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Qinghuan Wu could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Qinghuan Wu, we would have to rely on legal proceedings, which could disrupt our business.

Further, the design, manufacturing and installation of energy recovery systems are conducted by Shanghai Engineering. We do not own Shanghai Engineering but instead rely on contractual arrangements between our wholly-owned subsidiary CER Hong Kong and it to control the Company and to participate in its profitability. Shanghai Engineering, in turn, utilizes the manufacturing capacity of CER’s Yangzhou facility for the construction of equipment to be sold to end customers. The agreements constituting these contractual arrangements provide that CER Hong Kong may assign them to other parties, in some cases freely, and that Shanghai Engineering may assign them to other parties with CER Hong Kong's consent. Mr. Qinghuan Wu, as an owner and member of management of Shanghai Engineering, and as our Chairman of the Board and Chief Executive Officer, has the power to direct the operations of Shanghai Engineering and CER Hong Kong and to cause them to terminate, fail to renew, assign or consent to the assignment of the agreements constituting these contractual arrangements, even if contrary to Mr. Qinghuan Wu's duties to us. If these agreements were terminated, not renewed or assigned to a party unaffiliated with us, and we were unable to enter into satisfactory substitute agreements with other design firms, manufacturers, installers and sales firms, we would likely be unable to continue to design, manufacture, install and sell energy recovery systems and our stockholders would hold stock in a company without meaningful business operations.

Currently, Mr. Qinghuan Wu directly owns approximately 37% of our currently outstanding common stock (including the shares escrowed in the Share Exchange; and beneficially together with his spouse approximately 64%). In addition, he is also our Chairman of the Board and Chief Executive Officer. The interests of Mr. Qinghuan Wu may differ from the interests of other stockholders. As a result, Mr. Qinghuan Wu has the ability to significantly impact all corporate actions requiring stockholder approval, including the following actions:

•	Election of our directors;
•	The amendment of our organizational documents; and
•	The merger of our company or the sale of our assets or other corporate transaction.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof.

In 2011, we continued to strengthen our internal control, reviewed corporate governance practices, and have improved the financial reporting systems in place. During our assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2010, we found that some of our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations. We also lack qualified resources to perform our internal audit functions properly. We did take some actions (further described in Item 9A, Controls and Procedures) to remediate these weaknesses in 2011; however, our assessment of internal controls over financial reporting as of December 31, 2011 led to the conclusion that internal control over financial reporting continues to not be effective. With further remediation activities planned, we are planning to remediate this matter by the end of 2012.

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

Further, because some members of the management team have limited or no experience operating a publicly-traded company, we are continuing to recruit, hire, train and retain additional financial reporting, internal controls and other personnel to develop and implement appropriate internal controls and reporting procedures. This may be time consuming, difficult and costly for us.

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

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditures by companies in our target markets for energy recovery systems, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Natural disasters, acts of war, political unrest and epidemics, which are beyond our control, may cause damage, loss or disruption to our business.

Natural disasters, acts of war, political unrest and epidemics, which are beyond our control, may adversely affect the economy, infrastructure and livelihood of the people of the PRC. Some cities in the PRC are particularly susceptible to floods, earthquakes, sandstorms and droughts. Our business, financial condition and results of operations may be materially and adversely affected if such natural disasters occur. Political unrest, acts of war, and terrorist attacks may cause damage or disruption to us, our employees, our facilities and our markets, any of which could materially and adversely affect our sales, overall operating results and financial condition. The potential for war or terrorists attacks may also cause uncertainty and cause our business to suffer in ways that we cannot currently predict. In addition, certain Asian countries, including the PRC, have encountered epidemics such as SARS, incidents of the avian flu or the H1N1 flu. Past occurrences of epidemics have caused different degrees of damage to the national and local economies in the PRC. A recurrence of an outbreak of SARS, avian flu, the H1N1 flu or any other similar epidemic, could cause a slowdown in the levels of economic activity generally, which could in turn adversely affect our results of operations.

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

Foreign exchange transactions by our subsidiaries and affiliated entities continue to be subject to significant foreign exchange controls and require the approval of China's governmental authorities, including the SAFE. In particular, if our subsidiaries and affiliated entities borrow foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance our subsidiaries and affiliated entities by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Chinese Ministry of Commerce or its local counterparts. These limitations could affect the ability of our subsidiaries and affiliated entities to obtain foreign exchange through debt or equity financing.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results.

The Chinese government has provided various incentives to technology companies, including our affiliate Shanghai Engineering, in order to encourage development of the high-tech industry. Such incentives include reduced tax rates and other measures. For example, Shanghai Engineering has been qualified as a "high or new technology enterprise." As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as Shanghai Engineering continues to maintain its "high or new technology enterprise" status. A new Enterprise Income Tax ("EIT") law replaced the old laws for Domestic Enterprises ("DEs") and Foreign Invested Enterprises ("FIEs") in 2008. The key changes are: (a) the new standard EIT rate of 25% replaces the 33% rate originally applicable to both DEs and FIEs, except for companies with high or new technology enterprise status, which will pay a reduced rate of 15%, and (b) companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point (a) above during the grace period. Because Shanghai Engineering was established before March 16, 2007, it is qualified to continue enjoying the reduced tax rate as described above. Any increase in our enterprise income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2011, we had 200,000 shares of our Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock outstanding. Also, all of the warrants issued in the Financing, currently exercisable into 3,241,709 shares of common stock, remain outstanding.

Sales of a significant number of shares of our common stock in the public market after the conversion or exercise of these securities could lower the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is currently located at Building #26, No. 1388 Zhangdong Road, Zhangjiang Hi-tech Park, Shanghai, China. The telephone number of our corporate headquarters is +86 (0)21 2028-1866.

The office building housing our corporate headquarters was purchased in early 2011. Refer to Note 20 to the consolidated financial statements for more details regarding the purchase of the building.

On August 18, 2009, CER Hong Kong entered into a series of contracts with Yangzhou (Yizheng) Automobile Industrial Park Administration Committee, a government entity of the City of Yangzhou, Jiangsu Province, China, to acquire a tract of land on which CER Hong Kong planned to build a new manufacturing facility. The planned facility was part of the Company’s business plan for expanding its production capacity and to develop additional demand for its products within China and from overseas. Phase One construction of the plant was completed in January 2011. Phase Two is under construction.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our common stock has been quoted since May 20, 2010 under the symbol "CGYV.PK" on the Pink Sheets. Prior to May 20, 2010, the common stock was quoted on the OTC:BB under symbol “CGYV.OB” until trading was terminated because of a delinquency in the Company’s filing of financial reports described in our past reports on Form 10-K and other SEC filings. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC:BB and Pink Sheets and adjusted for stock splits.

Period	High	Low
2011
Fourth Quarter	$0.82	$0.35
Third Quarter	$0.92	$0.55
Second Quarter	$1.15	$0.70
First Quarter	$1.25	$0.80
2010
Fourth Quarter	$1.40	$0.32
Third Quarter	$0.55	$0.21
Second Quarter	$0.8	$0.15
First Quarter	$1.05	$0.59

As of February 29, 2012, the last reported sales price on the Pink Sheets for our common stock was $0.45 per share. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of February 29, 2012, we had approximately 111 shareholders of record of our common stock. However, we currently believe that there are approximately an additional 200 shareholders who beneficially hold their shares through street name.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance. See Note 14 to the financial statements for greater details regarding equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plans approved by security holders	—	—	—
Plans not approved by security holders	3,831,709	$1.93	90,000
Total	3,831,709	$1.93	90,000

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2010 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

CER Hong Kong carries out its operations through its subsidiaries CER Shanghai and CER Yangzhou and an affiliated entity (variable interest entity (“VIE”)) with which CER Hong Kong has a contractual relationship, Shanghai Engineering. Effective as of May 1, 2003, Shanghai Engineering's manufacturing activities were carried out by Vessel Works Division located in Shanghai, China, through a lease agreement with Vessel Works Division's owner, which was terminated April 2011. From May 2011, all of our production is carried out in CER Yangzhou, where we completed the first phase of construction of the plant by January 2011. The term “Company” refers to the group of companies described above.

The energy recovery systems that we produce capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, which allow industrial manufacturers to reduce a portion of their energy costs, shrink their emissions and potentially generate sellable emissions credits. We have primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment and help control their pollution output. We have installed more than 140 energy recovery systems throughout China and in a variety of international markets.

In September 2011, the State Council issued the work plan for fulfilling the target of energy savings and emissions reduction during the PRC’s 12th five year plan for national economic development. The work plan addressed the importance of energy savings in industries such as coal, fossil fuels, paper manufacturing, and chemicals. The work plan also specified heat or pressure recovery as one of the projects especially encouraged and supported by the government.

Facing a possible large market opportunity and potential government support, we decided to enlarge our production capacity by setting up a new production base. Our plan is to establish CER Yangzhou as a world-class international manufacturing facility of waste heat equipment, in both products and technology. We plan to make highly efficient energy-saving products, using advanced manufacturing processes and equipment, We intend for this manufacturing facility to embody a completely new look of a modern factory, thus making the Company more competitive, while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. In January 2011, Phase One construction of the plant was completed. The Phase One facility is about 14,000 square meters. Many pieces of advanced equipment have been installed in the new factory. The new facility significantly expands our ability to accept new orders and will speed delivery of large-scale waste heat systems for new and retro-fitted industrial plants located in China and other international markets. Phase Two is under construction.

With Phase One of the new facility completed, we are prepared to expand our customer base and enter into more sectors. We expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized skills to our engineering and design team. We are also planning on entering into marketing partnerships and licensing deals that should enable us to reach a broader segment of the market. We believe that there is significant opportunity in international markets and we intend to enter these markets through partnerships.

Coming through the world economic crisis, we took more orders than anticipated from existing and new customers in 2011. The main reason is that we focused more attention and efforts on EPC contracts, which contributed to higher revenue. On January 8, 2011, CER signed an EPC contract for a major waste heat recovery system with Zhenjiang Kailin, a related party of CER. The contract was valued at RMB 300 million (approximately $46 million), which generated approximately 36% of our revenue in 2011. For the year ended December 31, 2011, revenue earned from the contract amounted to $32,503,158.

During 2011, the demand for energy recovery systems significantly recovered in response to a series of factors, including the recovery of the global economy, especially the Chinese economy, government support, the implementation of incentive policies for energy savings industries, and increasing availability of financing. With our new manufacturing facility in operation and our ability to perform more EPC contracts, based on our currently signed contracts, forecasts and production schedule, we anticipate positive results in the next few years.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Revenue Recognition

The Company derives revenues principally from

(a)	Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, and procurement to installation;

(b)	Sales of energy recovery systems; and

(c)	Provision of design services.

In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts, and long-term construction-type contracts, the Company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contract revenues and contract costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract.

Sales of the Company's energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, the Company ships the products to its customers in their entirety in one batch. The Company’s service arrangement also includes a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 12-18 months). The Company generally recognizes revenues including retainage from product sales when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the customer; (ii) products are shipped; (iii) title and risks of ownership have passed to the customer, which generally occurs at the time of delivery; (iv) the customer accepts the products upon a quality inspection performed by them; (v) the purchase price is agreed to between the Company and the customer; and (vi) collectability is reasonably assured. Net revenues represent the invoiced value of products, less returns and discounts, and are net of value-added tax.

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

Consolidation of Variable Interest Entities

In accordance with U.S. GAAP, variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Each variable interest entity with which the Company is affiliated must be evaluated to determine who the primary beneficiary of the risks and rewards of ownership of the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity's financial information for financial reporting purposes.

We have concluded that Shanghai Engineering and Shanghai Environmental (which was dissolved in June 2010) are variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-K, the Company recovered (recovers) substantially all of the profits of its VIEs through service fees charged (particularly under the consulting and service agreements) and has the unilateral ability to do so through its wholly owned subsidiaries. Accordingly, through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIEs and absorbs all, or substantially all, of the profits or losses; therefore, the Company is the primary beneficiary of such arrangements. Under the requirements of the FASB’s accounting standard regarding VIEs, Poise Profit and CER Hong Kong consolidate the financial statements of Shanghai Engineering and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

All of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang. Pursuant to the agreement, Shanghai Si Fang leased certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licensed the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering. Because the arrangement contains both the lease and non-lease elements, the quarterly payments were allocated between the lease and non-lease deliverables. The lease elements were classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis. The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. This agreement was terminated in April, 2011.

Fair Value Measurements

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of the valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and December 31, 2011, the Company did not have any assets or liabilities classified as Level 2.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the Company’s financial liabilities classified as Level 3 measurements as of December 31, 2011.

	Balance as of December 31, 2011 Fair Value Measurements
	Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$-	-	21,274
Derivative liability (Note 13)	$-	-	-
Warrant liability (Note 13)	$-	-	22,806

A summary of changes in Level 3 fair value measurements for the years ended December 31, 2010 and 2011 is as follows:

Balance at January 1, 2010	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 7)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Warrant cancellation (Note 13)	(15,547)
Change in fair value of warrant liability recognized in earnings	(1,294,407)
Change in fair value of derivative liability recognized in earnings	(402,033)
Balance at December 31, 2011	$44,080

Liability for Warrants

The Company follows the provisions of the Accounting Standards Codification regarding instruments that are indexed to an entity’s own stock.  The related accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. Given the nature and breadth of the Company’s fair value measurements, we do not expect the adoption of this revised guidance for fiscal 2012 to have an impact on the financial statements other than expanded disclosures for Level 3 measurements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance in 2012 to impact the consolidated financial statements as the Company currently presents a continuous statement of income and comprehensive income. Further, the requirement for presentation of reclassifications from other comprehensive income to net income on a line item basis contained in the new accounting standards update is presently subject to deferral by the FASB pending further evaluation.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2010 and December 31, 2011

The following table sets forth the results of our operations for the years indicated as a percentage of revenues:

	Fiscal Year Ended December 31,
	2010		2011
REVENUES
EPC - third parties	$12,527,330	59.4%	$49,720,612	54.7%
EPC - related party(Note 17)	-	0%	32,503,158	35.7%
Total EPC revenues	12,527,330	59.4%	82,223,770	90.4%
Products - third parties	8,555,323	40.6%	8,763,477	9.6%
Total revenues	21,082,653	100.0%	90,987,247	100.0%

Cost of revenues - EPC (Note 17)	(10,779,613)	(51.1)%	(70,646,416)	(77.6)%
Cost of revenues - products	(7,119,342)	(33.8)%	(7,084,909)	(7.8)%
Total cost of revenues	(17,898,955)	(84.9)%	(77,731,325)	(85.4)%

Gross Profit	3,183,698	15.1%	13,255,922	14.6%

Selling, General, and Administrative Expenses	(6,440,852)	(30.6)%	(9,991,632)	(11.0)%

(Loss) / Income from Operations	(3,257,154)	(15.5)%	3,264,290	3.6%
OTHER INCOME (EXPENSES)
Change in fair value of warrant liability	40,187	0.2%	1,294,407	1.4%
Change in fair value of derivative liability	628,624	3.0%	402,033	0.4%
Subsidy income	1,274,356	6.0%	998,686	1.1%
Other non-operating expenses, net	(87,753)	(0.4)%	(1,422,050)	(1.6)%
Interest expense	(1,928,955)	(9.1)%	(1,801,056)	(1.9)%
Total other income (expenses)	(73,541)	(0.3)%	(527,980)	(0.6)%

(Loss) / Income Before Income Taxes	(3,330,695)	(15.8)%	2,736,310	3.0%

Income tax expense	(188,688)	(0.9)%	(740,642)	(0.8)%
Net (loss) / income	(3,519,383)	(16.7)%	1,995,668	2.2%

Other Comprehensive Income:
Foreign currency translation adjustments	488,131	2.3%	875,480	1.0%

Comprehensive (Loss) / Income	$(3,031,252)	(14.4)%	$2,871,148	3.2%

Revenues. Our revenues include revenues from sales of energy recovery systems and EPC (engineering, procurement, and construction) contracts. Revenues increased to $90,987,247 for the year ended December 31, 2011 as compared to $21,082,653 for the year ended December 31, 2010, an increase of $69,904,594 or 332%. The increase is mainly attributable to an increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 17) and an increase in the average revenue recognized per EPC and per product contract. The number of EPC contracts carried out increased from 8 to 14. The average revenue per EPC contract increased by $4,307,210, from $1,565,916 per contract for the year ended December 31, 2010 to $5,873,126 per contract for the year ended December 31, 2011, which is mainly due to one significant EPC contract undertaken in 2011 as described below. Also contributing to the increase in total revenues and revenue per EPC contract were two large third party customers, Hubei Sanning and Guizhou Wenfu, for whom EPC revenues increased by $11.8 million (from one $4.4 million project in 2010 to one $16.2 million project in 2011) and $9.5 million (no projects in 2010 and one project in 2011), respectively. During the year ended December 31, 2011, with the Phase I of the CER Yangzhou plant complete, we achieved more average revenue per product due to bigger product orders completed. The average revenue per product contract increased by $95,961 from $342,213 per product contract for the year ended December 31, 2010 to $438,174 per product contract for the year ended December 31, 2011.

	2010	2011	Change ($)%
Average Revenue per Contract:
EPC contracts	$1,565,916	$5,873,126	$4,307,210	275%
Product contracts	$342,213	$438,174	$95,961	28%
Average Revenue per Contract	$638,868	$2,676,095	$2,037,227	319%
Number of Contracts Completed:
EPC	8	14	6	75%
Products	25	20	(5)	(20)%
Total Number of Contracts Completed	33	34	1	3%

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin, a related party of the Company. Zhenjiang Kailin is a related party by reason of officers, directors and shareholders of Zhenjiang Kailin are shareholders of and a lender to the Company. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system will be part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant. 79 percent of the project was completed as of December 31, 2011 and the project is scheduled for full completion by March 2012. For the year ended December 31, 2011, revenue earned from the contract amounted to $32,503,158, which accounts for 36% of sales during the year.

With the significant increase in revenue, we have a substantial amount of accounts receivable as of December 31, 2011. The accounts receivable increased to $20 million as of December 31, 2011, as compared to $7 million as of December 31, 2010, which was primarily due to the accounts receivable from Zhenjiang Kailin, the related party for the work under contract amounted to $9,088,157 as of December 31, 2011.

Cost of Revenues. Cost of revenues increased to $77,731,325 for the year ended December 31, 2011, as compared to $17,898,955 for the year ended December 31, 2010, an increase of $59,832,370, or 334%. The absolute increase is consistent with the increase in revenue. As a percentage of revenues, cost of revenues increased from 84.9% for the year ended December 31, 2010 to 85.4% for the year ended December 31, 2011.The gross profit margin on EPC contracts increased from 13.9% for the year ended December 31, 2010 to 14.1% for the year ended December 31, 2011, remaining stable year over year, while the profit margin on product sales increased from 16.8% to 19.1% as we shifted production into our new manufacturing facility and began to incur anticipated lower costs related to our new facility. Since the revenue from EPC contracts accounts for a greater proportion of total revenue, the smaller increase in the gross profit margin of EPC contracts outweighed the larger increase in the gross profit margin on product contracts, leading to the slight increase in cost of revenue as a percentage of sales in 2011.

For the year ended December 31, 2011, cost of revenues generated from the contract signed with Zhenjiang Kailin amounted to $27,663,845, which accounts for 36% of total cost of revenues during the year.

Gross Profit. Gross profit was $13,255,922 for the year ended December 31, 2011 as compared to $3,183,698 for the year ended December 31, 2010, an increase of $10,072,224 or 316%. The gross margins were 14.6% and 15.1%, respectively, for the years ended December 31, 2011 and 2010. The profit margin of the EPC contract signed with related party Zhenjiang Kailin was 14.2%, which was slightly higher than the average gross margin. Although the gross margin percentage only decreased by 0.5% in absolute terms, the EPC contracts that we entered into in late 2010 provided the Company with significant revenues and gross profits during the year ended December 31, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9,991,632 for the year ended December 31, 2011, as compared to $6,440,852 for the year ended December 31, 2010, an increase of $3,550,780 or 55%. Selling, general and administrative expenses, as a percentage of revenue, decreased from 30.6% for the year ended December 31, 2010 to 11.0% for the year ended December 31, 2011, an absolute decrease of 19.6%. This operating leverage effect resulted from the larger business and sales volume of 2011 compared to 2010. The absolute increase is mainly due to the following reasons: first, salary expense increased by $930,427 or 35% for the year ended December 31, 2011 as compared to the year ended December 31, 2010, as a result of additional staff needed for the new plant in Yangzhou, the addition of top and middle level management, and the gradual increase in personnel salaries. Second, selling expenses related to transportation increased about $208,110 or 25%, which is consistent with the increase in sales volume. Third, administrative fees increased by $1,045,604, mainly one-time costs in the closing of the production facility at our Vessel Works Division, which generated total removal charges and transfer costs of $135,000, and the opening costs for the Yangzhou plant which amounted to $150,000. The Company also incurred a property title deed tax cost of approximately $220,000 for our new office building in Shanghai. Also, the expansion of CER’s business and construction of the CER Yangzhou production base resulted in more general administrative fees being incurred. Fourth, due to the expansion of our business operations, we purchased a new office building, more office equipment and software, leading to an increase in depreciation and amortization costs of $269,127. Fifth, due to the reduction of the exercise price for certain director options and acceleration of the vesting period for one director, stock based compensation expense increased by $116,527 for year ended December 31, 2011. Sixth, as the aging of some accounts receivable over one year were in disputes, a $1,047,926 provision was made on assessment of collectability of these receivables for the year ended December 31, 2011. Partially offsetting the above increases were decreases in rental expenses of $447,032 since we moved to our new office building in Zhangjiang, Shanghai and no longer paid rental fees from May 2011.

(Loss)/Income from Operations. As a result of the above, income from operations totaled $3,264,290 for the year ended December 31, 2011 as compared to loss of $(3,257,154) for the year ended December 31, 2010, an absolute difference of $6,521,444 or 200%. As a percentage of revenues, income from operations represents 3.6% of total revenue for the year ended December 31, 2011, while loss from operations represents 15.5% of total revenue for the year ended December 31, 2010. The change is mainly attributable to the increase in revenue and gross profit.

Other income (expenses). Other expenses were $527,980 for the year ended December 31, 2011, as compared to expenses of $73,541 for the year ended December 31, 2010, an absolute increase of $454,439. The difference consisted primarily of $1,027,629 of additional gains year over year due to reductions in the fair value of warrants and derivative liabilities and $127,899 of reduced interest expense, offset by $1,609,967 of reduced subsidy income and increased non-operating expenses, net, all as further described below.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The $1,027,629 incremental gain over the prior year amounts is mainly due to the volatility of the stock price as well as the reduced period for valuation as the derivatives near their expiration dates.

Non-operating Income / (Expense). Non-operating expenses (subsidy income offset by other non-operating expenses) increased to $423,364 for the year ended December 31, 2011, as compared to income of $1,186,603 for the year ended December 31, 2010, a decrease of $1,609,967, resulting from a decrease in subsidy income of $275,670 and an increase in non-operating expenses consisting primarily of foreign exchange losses of $1,334,297. The subsidy income received by Shanghai Engineering from a technology support fund of the Shanghai Yangpu Science and Technology Commission and the subsidy income received by CER Yangzhou from a research and development fund of Yizheng Industrial Park in 2010 was $1,274,356. The subsidy income decreased to $998,686, which was obtained by CER Yangzhou from the research and development fund of Yizheng Industrial Park in 2011. The subsidies received were not subject to any future commitments, have no performance conditions, and do not have been refunded. During 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). CER Shanghai and CER Yangzhou, both with the Renminbi as their functional currency, made various advance payments to CER Hong Kong in 2011, and recognized foreign exchange gains or losses based on variations in the USD to Renminbi exchange rate between the date that the prepayments were made and the dates the related shipments of equipment were received. With RMB appreciation against the US dollar from RMB6.62 to $1 to RMB6.3 to $1 over 2011, an exchange loss of $1.3 million was realized for the year ended December 31, 2011 due to the large amount of import transactions, whereas only $39,863 was realized for the year ended December 31, 2010.

Interest Expense. Interest expense decreased to $1,801,056 for the year ended December 31, 2011, as compared to $1,928,955 for the year ended December 31, 2010, a decrease of $127,899 or 7%. This decrease resulted from (1) lower non-cash accretion expense on the $5 million convertible notes of $618,552, as the notes got closer to their maturity date; (2) amortization of deferred financing costs related to commitment warrants, which was $495,125 lower year-over-year, and (3) interest costs on our $4 million long-term loan, which decreased by $355,311 as we repaid the loan in April 2011. Partially offsetting the above decreases were increases in interest expense related to (1) lower capitalized interest of $239,096 year over year (primarily related to the CER Yangzhou plant), (2) incremental interest expense of $169,723 for the $5 million loan due to the higher compounded annual interest rate, (3) incremental interest expense of $427,843 for short-term bank loans, as the portfolio of loans expanded in 2011, (4) interest expense of $46,811 for newly issued letters of credit,, (5) the cost of restricted stock issued to a lender pursuant to the terms of our loan agreement in the amount of $175,827, and (6) $191,343 less interest income from our customer Sopo’s project, as they gradually repaid their payable to us during the year ended December 31, 2011.

(Loss)/Income From Operations Before Income Taxes. As a result of the foregoing, (loss) income before provision for income taxes was $2,736,310 for the year ended December 31, 2011, as compared to a loss of $(3,330,695) for the year ended December, 2010, an absolute increase of $6,067,005 or 182%.

Income Tax Benefit/(Expense). The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the year ended December 31, 2011, the Company incurred $740,642 of income tax provision, as compared to an income tax provision of $188,688 for the year ended December 31, 2010, an absolute change of $551,954. For the year ended December 31, 2011, the Company’s effective tax rate was 27.1%, versus 5.7% for the year ended December 31, 2010. As further described in the income tax footnote to the consolidated financial statements, the major determinants of fluctuations in the effective tax rate on a year to year comparison basis resulted from additional tax expense recorded for the profit recognized for the year ended December, 2011 (versus losses in the prior year, on which no net tax benefits were provided), as well as changes in the valuation allowance for entities incurring losses.

Net (Loss)/Income. As a result of the foregoing, we incurred a net income of $1,995,668, for the year ended December 31, 2011 as compared to a net loss of $(3,519,383) for the year ended December 31, 2010, an absolute increase of $5,515,051 or 157%.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings from banks and other lenders including related parties. Our principal uses of cash have been to finance working capital, facility expansions, and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. As of December 31, 2011, our working capital deficit was approximately $24 million, which primarily was driven by the amount of customer deposits being larger than our advances to suppliers. Due to our industry practice, we usually receive large customer deposits before starting projects. Based on our cash flow budget, further customer deposits will be received from our backlog projects in 2012, making up a significant portion of our cash inflow from operating activities. Excluding the impact of customer deposits and advances to suppliers, the working capital deficit was approximately $3 million.

The Company expects that, based upon existing backlog on EPC contracts in progress and business booked for the forthcoming year, coupled with the assumptions of management, cash flows from operations may be in the range of $7 million to $11 million. With the ongoing Phase Two construction of CER’s Yangzhou facility and other deployment needs, capital expenditures for 2012 are expected to range from $12 million to $16 million. Given the balance of cash between that provided by operations and investing needs, less the amounts on deposit, and also considering scheduled repayments, cash requirements from financings will be in the range of $20 million to $28 million for 2012, which management believes can be met through our external sources of financing consistent with past practice.

It is our practice to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from financial institutions via new borrowings or those under our existing credit facilities will be sufficient to fund current business operations over at least the next twelve months. Additionally, based on forecasts of operations and financial condition over the next few years, we anticipate that we will continue to generate positive cash flows from business operations, which will enable us to develop our company in a sustainable manner. With the expansion of energy recycling and environmental protection efforts under the vigorous policy and support from the government, we believe that there will be increasing growth and expansion opportunities in the future, which may lead to an expansion of our manufacturing base, including the ongoing Phase 2 construction of our Yangzhou factory.

To improve our existing cash and liquidity position, we are continuing our efforts to improve the collection of receivables, examine costs in an attempt to control or reduce expenses and use non-cash compensation, such as stock grants, where appropriate, all of which should have a positive effect on our working capital and increase our cash resources. Notwithstanding our existing resources for operations on a going forward basis at current operating levels, we will continue to need capital for our expansion plans, including funding for the ongoing expansion of our manufacturing facility in Yangzhou, China. If these organic (inherent to CER only) sources are insufficient to satisfy our cash requirements, we may seek to issue debt securities or additional equity or to obtain additional bank borrowings. The issuance of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations and the placement of liens over some or all of our assets. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Year ended December 31,
	2010	2011
Net cash provided by operating activities	$3,863,563	$6,863,131
Net cash used in investing activities	(10,559,841)	(12,229,249)
Net cash provided by financing activities	7,257,121	5,797,700
Effect of exchange rate changes on cash	48,660	151,788
Net increase/(decrease) in cash	609,503	583,370
Cash at the beginning of period	2,386,573	2,996,076
Cash at the end of period	$2,996,076	$3,579,446

Operating Activities

Net cash provided by operating activities was $6,863,131 for the year ended December 31, 2011 versus $3,863,563 for the year ended December 31, 2010. The change of cash flows in operating activities was due to the net impact of higher accounts payable, customer deposits, accrued expenses and other liabilities; offset by cash outflows for advances made for purchases and higher accounts receivable. The Company signed some new large EPC orders from late 2011 to early 2012 and received approximately $15.2 million in advance deposits from its customers in the last quarter of 2011 than in the same period of 2011. The changes in accounts payable and notes and accounts receivable resulted in a net increase in cash of $3.0 million. To procure the materials for orders to be completed in 2011, we also made more advance cash payments to our suppliers than the same period in 2010 by $9.0 million.

In summary, the cash outflows required were lower than the cash inflow generated from operating activities, which led to the net cash provided by operating activities.

Investing Activities

Net cash used in investing activities was $12,229,249 for the year ended December 31, 2011 compared to net cash used in investing activities of $10,559,841 for the year ended December 31, 2010. The change was mainly due to the slightly higher levels of expenditures incurred for the purchase of property, plant, and equipment, including the acquisition of CER Yangzhou’s second land parcel (land use right) during the year ended December 31, 2011.

Financing Activities

Net cash provided by financing activities was $5,797,700 for the year ended December 31, 2011 versus $7,257,121 for the year ended December 31, 2010, a decrease of $1,459,421. The decrease is due to increased repayment of loans during 2011.

Capital Resources

The Company’s major capital injections have historically been, through borrowings from banks or financial institutions outstanding as of December 31, 2011 are listed in Note 7. The Company’s borrowings or facilities obtained from banks or financial institutions subsequent to December 31, 2011 are listed as follows.

Nature	Drawdown date	Principal Amount

Short-term bank loan	11-Jan-12	RMB 1.38 million (approximately $218,510)
Short-term bank loan	27-Feb-12	RMB 10 million (approximately $1,589,345)
Short-term loan facility	6-March-12	RMB 40 million (approximately $6,300,000)
Short-term bank loan	23-March-12	RMB 5 million (approximately $795,000)

On January 9, 2012, Shanghai Engineering entered into a three-year loan facility with the Bank of Ningbo, Shanghai Branch. The facility is RMB 4,500,000 (approximately $713,000). The funds may be drawn down as a short term loan used for trade financing or similar purposes. Any amounts due under the loan are repayable no later than January, 2015.The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, and Jialing Zhou, a former director of the Company and wife of Mr. Wu. The loan is also collateralized by a building located in the Hongkou District of Shanghai, which is owned by Mr. Wu and his son. On March 6, 2012 and March 21, 2012, Shanghai Engineering entered into two bank acceptance draft agreements with Bank of Ningbo, Shanghai Branch under the loan facility obtained on January 9, 2012, respectively. The amount of the bank acceptance drafts is RMB 4 million (approximately $640,000) and RMB 5 million (approximately $790,000), respectively. Shanghai Engineering fully utilized the $4.5 million loan facility and made a cash deposit of $4.5 million to the bank. The bank acceptance drafts are non-interest bearing and due within six months. They are arranged to settle CER’s purchases from certain customers. The bank acceptance drafts are guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer and Jialing Zhou, a former director of the Company, and wife of Mr. Wu. They are also collateralized by a building located in Hongkou District, Shanghai, which is owned by Mr. Wu and his son.

On January 11, 2012, CER Shanghai borrowed RMB 1,380,000 (approximately $218,510) from the Industrial and Commercial Bank of China Limited’s Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from January 11, 2012 to July 10, 2012. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 1,536,308 (approximately $243,260).

On February 27, 2012, CER Shanghai signed a loan contract to borrow RMB 10 million from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. On February 29, 2012, CER Shanghai drew down $1,589,345 (RMB 10 million). The loan is guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER and secured by a pledge of the accounts receivable owned by CER Shanghai. If there is any default in repayment, CER Shanghai agrees to further secure the loan by a mortgage of CER’s new office building in Zhangjiang, Shanghai .The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013.

On March 6, 2012, CER Shanghai entered into a short-term comprehensive loan facility with the Bank of Communication, Shanghai Branch. The facility is RMB 57,000,000 (approximately $9,000,000) for trade financing or similar purposes. CER Shanghai is entitled to draw down RMB 40,000,000 (approximately $6,300,000) as a short-term loan or RMB 57,000,000(approximately $9,000,000) as bank acceptance notes after making a cash deposits of RMB 17,000,000 (approximately $2,700,000) to the bank. The facility includes RMB 29 million to replace the existing Shanghai Pudong Development Bank, Shanghai Branch loan. Any amounts due under the loan are repayable no later than January 20, 2013. The loan has been secured by a mortgage of CER’s new office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer. On March 28, 2012, CER Shanghai drew down RMB 29,000,000 (approximately $4,600,000) under the loan facility and fully utilized the fund to repay the loan borrowed from the Shanghai Pudong Development Bank, Luwan Branch on August 31, 2011.

On March 23, 2012, CER Shanghai entered into a loan contract to borrow RMB5,000,000 (approximately $795,000 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.1641%. The term of the loan is six months commencing from March 23, 2012. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).

The loans and facilities subsequent to December 31, 2011 have provided us with $8.9 million towards financing cash flows for 2012. According to common practice of PRC banks, borrowers presenting proper collateral, especially real estate, with good credit, can usually get financing. Due to such unique practices and risk aversion in the banking industry, it is commonplace for short term financing to be secured by a borrower’s long term assets. The Company does not have any over collateralized assets and anticipates that its asset base, coupled with its credit standing and turnover in existing short term borrowings, will be sufficient to incur new borrowings as needed to meet the range of expected cash flow from financing activities.

At December 31, 2011 management concluded that it was in compliance with covenants on all of its various borrowings, of which only the formerly convertible notes discussed in Note 8 to the financial statements have covenants.

In late Q4 2011, CER and related party Zhenjiang Kailin agreed to engage an unaffiliated third party, China Guangdong Nuclear Energy Service Co., Ltd (“CGN Energy”), which is a state-owned enterprise, to provide financing for a portion of the contract price for the Zhenjiang Kailin EPC project (see Note 17 to the consolidated financial statements for further details).

On March 20, 2012, CGN Energy agreed to provide financing for another portion of the contract price for the Zhenjiang Kailin EPC project (see Note 21 for further details).

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years

Debt maturities	$19,239,594	$19,239,594	$-
Purchasing obligations	66,566,037	65,914,404	651,633
Capital investment obligations	13,560,615	3,197,062	10,363,553
Total	$99,366,246	$88,351,060	$11,015,186

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

CHINA ENERGY RECOVERY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

China Energy Recovery, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and other comprehensive income (loss), of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of China Energy Recovery, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Shanghai, the People’s Republic of China

March 30, 2012

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2011

	December 31, 2010	December 31, 2011
ASSETS

Current Assets:
Cash	$2,996,076	$3,579,446
Restricted cash	218,346	882,428
Notes receivable	1,341,359	1,779,233
Accounts receivable, net - third parties	7,059,935	11,639,138
Accounts receivable, net – related parties	-	9,088,157
Inventories, net	8,661,800	14,678,312
Other current assets and receivables	1,185,032	333,376
Deferred financing costs - current	215,623	-
Advances on purchases	15,200,669	21,276,652
Short-term investments	-	79,355
Total current assets	36,878,840	63,336,097

Non-Current Assets:
Property, plant and equipment, net	10,101,755	26,159,602
Deferred tax assets	171,776	621,940
Intangible assets	2,477,959	4,999,883
Long-term accounts receivable, net	4,679,121	-
Total non-current assets	17,430,611	31,781,425
Total Assets	$54,309,451	$95,117,522

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,557,848	$21,625,205
Notes payable	-	1,396,648
Accrued expenses and other liabilities	1,912,544	1,269,950
Advances from customers	27,530,065	42,742,078
Taxes payable	1,631,507	1,220,334
Long term loans, current portion	3,177,973	4,850,945
Short term loans	4,333,700	14,388,649
Derivative liability, current	374,846	21,274
Total current liabilities	43,518,483	87,515,083

Non-Current Liabilities:
Warrant liability	1,332,760	22,806
Derivative liability	48,461	-
Deferred revenue	-	89,068
Convertible note	4,691,582	-
Long-term loan from related party	543,778	-
Total non-current liabilities	6,616,581	111,874
Total liabilities	50,135,064	87,626,957
Commitments and contingencies (Note 20)	-	-

Shareholders’ Equity:
Convertible preferred stock (US$0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding both as of December 31, 2010 and 2011, respectively)	189	189
Common stock (US$0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and 2011, respectively)	30,906	31,085
Additional paid-in-capital	8,313,385	8,758,236
Accumulated deficit	(4,713,541)	(3,094,667)
Statutory reserves	132,802	509,596
Accumulated other comprehensive income	410,646	1,286,126
Total shareholders' equity	4,174,387	7,490,565
Total liabilities and shareholders' equity	$54,309,451	$95,117,522

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF  (LOSS) INCOME

AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	Fiscal Year Ended December 31,
	2010	2011
REVENUES
EPC - third parties	$12,527,330	$49,720,612
EPC - related party (Note 17)	-	32,503,158
Total EPC revenues	12,527,330	82,223,770
Products - third parties	8,555,323	8,763,477
Total revenues	21,082,653	90,987,247

Cost of revenues – EPC (Note 17)	(10,779,613)	(70,646,416)
Cost of revenues - products	(7,119,342)	(7,084,909)
Total cost of revenues	(17,898,955)	(77,731,325)

Gross Profit	3,183,698	13,255,922

Selling, General and Administrative Expenses	(6,440,852)	(9,991,632)

(Loss) Income From Operations	(3,257,154)	3,264,290

Other Income (Expenses):
Change in fair value of warrant liability	40,187	1,294,407
Change in fair value of derivative liability	628,624	402,033
Subsidy income	1,274,356	998,686
Other non-operating expense, net	(87,753)	(1,422,050)
Interest expense	(1,928,955)	(1,801,056)
Total other income (expenses)	(73,541)	(527,980)

(Loss) Income Before Income Taxes	(3,330,695)	2,736,310
Income Tax Expense	(188,688)	(740,642)

Net (Loss) Income	(3,519,383)	1,995,668

Other Comprehensive Income:
Foreign currency translation adjustments	488,131	875,480

Comprehensive (Loss) Income	$(3,031,252)	$2,871,148

(Loss) Income per share:
Basic	$(0.11)	$0.06
Diluted	$(0.11)	$0.06
Weighted average ordinary shares outstanding:
Basic	30,850,058	31,033,148
Diluted	30,850,058	31,033,148

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total
Balance at January 1, 2010	662,963	626	30,638,720	30,639	8,163,224	132,802	(1,194,158)	(77,485)	7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Restricted common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

Balance at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock issued for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Restricted common stock issued related to long-term loan	-	-	129,208	129	144,369	-	-	-	144,498
Stock based compensation	-	-	-	-	260,224	-	-	-	260,224
Net income	-	-	-	-	-	-	1,995,668	-	1,995,668
Appropriations to statutory reserves	-	-	-	-	-	376,794	(376,794)	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	875,480	875,480

Balance at December 31, 2011	200,000	189	31,085,859	31,085	8,758,236	509,596	(3,094,667)	1,286,126	7,490,565

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	Fiscal Year Ended December 31,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,519,383)	$1,995,668
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	273,215	1,481,661
Loss on disposal of property, plant, and equipment	-	51,548
Provision for doubtful accounts	152,960	1,010,102
Provision for inventory	47,281	26,763
Common stock issued for services	-	40,308
Restricted common stock issued for long-term loan	8,979	144,498
Stock based compensation	141,012	260,224
Change in fair value of warrant and derivative liabilities	(668,811)	(1,696,440)
Accretion of interest on convertible note and long term loan	828,515	241,233
Amortization of deferred financing costs	674,748	215,623
Capitalized interest expenses	(253,825)	(14,729)
Cancellation of warrants	-	(15,547)
Deferred income taxes	29,258	(450,164)
Changes in operating assets and liabilities:
Notes receivable	(930,310)	(437,874)
Accounts receivable	(458,014)	(5,645,663)
Accounts receivable - related party	-	(9,088,157)
Inventories	(134,306)	(6,048,551)
Other current assets and receivables	(292,375)	851,656
Advances on inventory purchases	(9,822,856)	(9,023,724)
Long-term accounts receivable	1,980,890	4,679,121
Accounts payable	296,102	11,690,296
Notes payable	-	1,396,648
Accrued expenses and other liabilities	167,462	(642,594)
Advances from customers	16,303,792	15,212,013
Deferred revenue	-	89,068
Taxes payable	(1,324,969)	(411,173)
Effect of exchange rate changes on operating activities	364,198	951,317
Net cash provided by operating activities	3,863,563	6,863,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,300,653)	(9,076,046)
Restricted cash	(218,346)	(664,082)
Purchase of intangible assets	(40,842)	(2,434,629)
Purchase of short-term investments	-	(79,355)
Proceeds from disposal of property, plant, and equipment	-	24,863
Net cash used in investing activities	(10,559,841)	(12,229,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,431,000	15,814,185
Repayments of short-term loans	(977,500)	(10,703,605)
Proceeds from long-term loans	5,003,778	-
Repayments of long-term loans	(1,200,157)	(3,803,621)
Proceeds from letter of credit discount	-	4,490,741
Net cash provided by financing activities	7,257,121	5,797,700

Effect of Exchange Rate Changes on Cash	48,660	151,788
Increase (Decrease) in Cash	609,503	583,370
Cash, beginning balance	2,386,573	2,996,076
Cash, ending balance	$2,996,076	$3,579,446

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$53,777	$1,237,609
Cash paid during the year for interest	882,870	1,394,203

Supplemental schedule of non-cash investing and financing activities:
Accounts payable relating to purchases of property, plant and equipment	$73,541	$5,377,061
Conversion of preferred stock	437	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Basis of Presentation

China Energy Recovery, Inc. ("CER" or the "Company"), formerly known as MMA Media Inc. and Commerce Development Corporation Ltd., was incorporated under the laws of the State of Maryland in May, 1998. On February 5, 2008, the Company changed its name to China Energy Recovery, Inc after a change in the domicile of incorporation to the State of Delaware. On January 24, 2008, the Company entered into a Share Exchange Agreement with Poise Profit International, Ltd. ("Poise Profit"), a company incorporated on November 23, 2007, under the laws of the British Virgin Islands, and the shareholders of Poise Profit. Pursuant to the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Poise Profit's common stock in exchange for the issuance of 20,757,090 shares, or 81.5% of the Company's common stock on a post 1-for-2 reverse stock split basis, to the shareholders of Poise Profit. The share exchange transaction (the "Share Exchange") was consummated on April 15, 2008 and Poise Profit became a wholly-owned subsidiary of the Company. On April 16, 2008, the Company conducted a 1-for-2 reverse stock split pursuant to which two shares of CER's common stock, issued and outstanding on the record date of April 15, 2008, were converted into one share of CER's common stock.

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

Effective on May 23, 2007, Hi-tech executed a series of contractual arrangements with Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd ("Shanghai Environmental"), incorporated in Shanghai in May 2007 and Mr. Qinghuan Wu, the Company’s Chief Executive Officer, Shanghai Environmental’s sole shareholder, including a Consulting Services Agreement and an Operating Agreement, through which Hi-tech has the right to advise, consult, manage and operate Shanghai Environmental, and collect and own all of its net profits. Additionally, Mr.Wu assigned his voting rights over Shanghai Environmental to Hi-tech. In order to further reinforce Hi-tech's rights to control and operate Shanghai Environmental, Shanghai Environmental and Mr. Wu have granted Hi-tech the exclusive right and option to acquire all of Mr Wu’s equity interests in Shanghai Environmental. Further, Mr. Wu has pledged all of his rights, titles and interests in Shanghai Environmental. Shanghai Environmental was dissolved in June 2010 and the registered capital and retain earnings were transferred to Shanghai Engineering accordingly.

In order to restructure the holding structure of the Company (the “Restructuring”), on December 2, 2008, 100% of the shares of CER Hong Kong were transferred to Poise Profit from Mr. Qinghuan Wu and his wife, Mrs. Jialing Zhou, and all the contracts between Hi-tech and Shanghai Engineering, and between Hi-tech and Shanghai Environmental ,were transferred to CER Hong Kong. Thereafter, CER Hong Kong, through its variable interest entities and wholly owned subsidiaries located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels for the chemical industry, petrochemical industry, oil refining industry, fine chemicals industry, water and power conservancy purposes, metallurgical industry, environmental protection purposes, waste heat utilization, and power generation from waste heat recovery.

On November 11, 2008, CER Energy Recovery (Shanghai) Co., Ltd. (“CER Shanghai”) was incorporated in Shanghai by CER Hong Kong. CER Shanghai’s registered capital is $5,000,000. As of December 31, 2010, CER Hong Kong had contributed all the registered capital. CER Shanghai is mainly engaged in the development of energy recovery and environmental protection technologies, and design, installation and servicing of waste heat recovery systems.

CER Energy Recovery (Yangzhou) Co., Ltd. (“CER Yangzhou”) was incorporated on August 28, 2009 in Yangzhou by CER Hong Kong. CER Yangzhou’s registered capital is $20,000,000. As of December 31, 2011, CER Hong Kong had contributed all the registered capital. CER Yangzhou is mainly engaged in the development and manufacturing of waste heat recovery systems and other related energy efficiency equipment.

As all the above entities are under common control, the arrangements described above have been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, CER Yangzhou are collectively hereinafter referred to as the “Group”.

The basis of presentation for the Group’s financial statements is accounting principles generally accepted in the United States of America (U.S. GAAP) and the reporting currency is the U.S. dollar.

Note 2 – Summary of Significant Accounting Policies

The principal accounting policies adopted in the preparation of these consolidated financial statements are set out below:

(a)	Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Poise Profit, CER Hong Kong, Hi-tech, CER Shanghai, and CER Yangzhou; and its variable interest entities (“VIEs”) Shanghai Engineering and Shanghai Environmental. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

In accordance with U.S. GAAP, variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Each variable interest entity with which the Company is affiliated must be evaluated to determine who the primary beneficiary of the risks and rewards of ownership of the variable interest entity. The primary beneficiary is required to consolidate the variable interest entity's financial information for financial reporting purposes.

We have concluded that Shanghai Engineering and Shanghai Environmental (which was dissolved in June 2010) are variable interest entities and that Poise Profit and CER Hong Kong are the primary beneficiaries thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-K, the Company recovered (recovers) substantially all of the profits of its VIEs through service fees charged (particularly under the consulting and service agreements) and has the unilateral ability to do so through its wholly owned subsidiaries. Through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIEs and absorbs all, or substantially all, of the profits or losses. Accordingly, the Company is the primary beneficiary of such arrangements. Under the requirements of the FASB’s accounting standard regarding VIEs, Poise Profit and CER Hong Kong consolidate the financial statements of Shanghai Engineering and Shanghai Environmental. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

All of Shanghai Engineering’s manufacturing activities were conducted through a Leasing and Operation Agreement, a form of cooperative manufacturing agreement, originally effective as of May 1, 2003 and subsequently renewed and amended with a state-owned enterprise, Shanghai Si Fang. Pursuant to the agreement, Shanghai Si Fang leased certain land use rights, buildings and fixed assets (lease elements) in one of its subsidiaries, Vessel Works Division, and provided management services and licensed the “Si Fang” brand and manufacturing license (non-lease elements) of Vessel Works Division to Shanghai Engineering. Because the arrangement contains both the lease and non-lease elements, the quarterly payments were allocated between the lease and non-lease deliverables. The lease elements were classified and accounted for as operating leases and the lease expense was recorded on a straight-line basis. The non-lease elements were accounted for as prepayment for management and licensing fees and the payment was amortized on a straight-line basis over each contractual period. This agreement was terminated in April, 2011.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions based on the unilateral decisions of the Company. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves amounting to $1.39 million as of December 31, 2011. As of December 31, 2011, Shanghai Engineering as the only VIE of the company, is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE, which consisted of receipts in advance of $7.1 million, accounts payable to suppliers and agents of $8.0 million, taxes payable of $1.2 million, and other accrued liabilities of $83 thousand, totaling $16.4 million. For the year ended December 31, 2011, the consolidated VIE’s revenue was $45.0 million and the pre-tax income was $2.15 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIE. As the Company is conducting certain business in the PRC through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

(b) Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of equipment, the allowance for doubtful accounts, deferred tax assets and related valuation allowances, and the completion percentages of construction contracts. Actual results could differ from these estimates.

(c) Concentrations of risk

The Company maintains cash balances at financial institutions within the U.S., Hong Kong and PRC. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong are insignificant. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on its cash in bank accounts.

For the years ended December 31, 2010 and 2011, the Company’s five top customers accounted for 60% and 75% of the Company's sales, respectively. Receivables from the five top customers were 5% and 80% of total accounts receivable at December 31, 2010 and 2011 respectively. During the year ended and as of December 31, 2010 and 2011, there were both 3 customers who accounted for more than 10% of sales or receivables. One customer, Zhenjiang Kailin, accounted for 36% of sales during the year ended December 31, 2011 and 44% of total accounts receivable at the end of the period. Hubei Sanning accounted for 18% of revenue during 2011 and 7% of receivables as of December 31, 2011; Guizhou Wengfu Group accounted for 10% of revenue during 2011 and 15% of receivables as of December 31, 2011. Our large customers may not be the same from year to year.

For the years ended December 31, 2010 and 2011, the five top suppliers provided approximately 29% and 27% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were 11% and 22% of accounts payable at December 31, 2010 and 2011 respectively.

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

(d) Foreign currency translations

The reporting and functional currency of the parent company and of CER Hong Kong is the U.S. dollar. Our subsidiaries, Shanghai Engineering, CER Shanghai, CER Yangzhou, and Hi-tech use the Chinese Yuan Renminbi ("RMB") as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. For the years ended December 31, 2010 and 2011, foreign currency translation from functional to reporting currencies gains amounted to $488,131 and $875,480, respectively.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statements of (loss) income and other comprehensive (loss) income as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions and does not have any significant business activity outside of the PRC.

Accumulated other comprehensive income amounted to $410,646 and $1,286,126 as of December 31, 2010 and December 31, 2011, respectively. The balance sheet accounts with the exception of equity at December 31, 2010 and December 31, 2011 were translated at RMB6.62 to $1.00 and RMB 6.30 to $1.00, respectively.

The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2010 and 2011 were RMB6.76 to $1.00 and RMB6.45 to $1.00, respectively.

(e) Cash and restricted cash

Cash includes cash on hand and demand deposits with banks, which are unrestricted as to withdrawal and use, and which have original maturities less than three months.

Restricted cash represents a cash portion of the guaranty for the bids on contracts and is deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the project in process. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The Company also classified certain cash as restricted that is not available for immediate use due to its collateralization on certain short term borrowings.

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

(g) Receivables and allowances for doubtful accounts

Receivables include trade accounts due from customers and revenues earned in excess of amounts billed on EPC contracts (unbilled receivables). Pursuant to ASC Topic 850, such amounts attributable to related parties are separately presented in the balance sheet. Management regularly reviews the aging of receivables and changes in payment trends, and records a reserve when collection of amounts due is at risk.

Allowance for doubtful accounts, January 1, 2010	$589,048
Additions charged to income	260,487
Write offs	(134,639)
Reversals credited to income	(107,527)
Translation adjustment	17,645
Allowance for doubtful accounts, December 31, 2010	$625,014
Additions charged to income	1,047,926
Reversals credited to income	(37,824)
Translation adjustment	56,358
Allowance for doubtful accounts, December 31, 2011	$1,691,474

Accounts receivable which are expected to be collected after one year are reclassified as long-term accounts receivable. The Company reserved a provision for long term accounts receivable balances based on the nature of the business and collection history (further discussed in Note 3).

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

Provision for inventory, January 1, 2010	$117,126
Additions charged to income	47,281
Realized	(74,090)
Translation adjustment	2,878
Provision for inventory, December 31, 2010	$93,195
Additions charged to income	26,763
Realized	(5,471)
Translation adjustment	5,276
Provision for inventory, December 31, 2011	$119,763

(i) Advances on purchases

Advances on purchases are money advanced to outside vendors for inventory purchases and property, plant and equipment purchases. This amount is refundable and bears no interest.

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

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the consolidated statements of income and other comprehensive income. The Company disposed of machinery with a carrying value of $37,370 and two cars with carrying value of $39,041 during the year ended December 31, 2011, and recognized a combined disposal loss of $51,548 from the transactions.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets at each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairments of long lived assets recognized for the years ended December 31, 2010 and 2011.

(l) Advances from customers

Advances from customers represent amounts advanced by customers on product or service orders. The product (service) normally is shipped (rendered) within one year after receipt of the advance payment, and the related sales are recognized in accordance with the Company’s revenue recognition policy.

(m) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying the enacted statutory tax rate in the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

As of December 31, 2010 and December 31, 2011, the Company did not have any uncertain tax positions requiring recognition and measurement under the provisions of ASC 740-10.

(n) Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax ("VAT"). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

(o) Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are expensed on a straight line basis over the lease periods.

(p) Stock based compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services received in exchange for stock based compensation at the grant date fair value of the award.

The Group recognizes the stock based compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period for each award. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  There were no stock options granted in the year ended December 31, 2010. Stock options to purchase 120,000 shares of common stock were granted to new directors in June 2011.

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

(q) Shipping and handling cost

Shipping and handling costs are included in selling, general and administrative expenses and totaled $422,720 and $417,282 for the years ended December 31, 2010 and 2011, respectively.

(r) Revenue recognition

The Company derives revenues principally from

(a)	Provision of Engineering, Procurement and Construction ("EPC") services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, and procurement to installation;

(b)	Sales of energy recovery systems; and

(c)	Provision of design services.

In accordance with the accounting standard regarding performance of construction-type and certain production-type contracts, and long-term construction-type contracts, the Company adopted the percentage of completion method to recognize revenues and cost of sales for EPC contracts. EPC contracts are long-term, complex contracts involving multiple elements, such as design, manufacturing and installation, which all form one integral EPC project. The energy recovery system involved in an EPC project is highly customized to the specific customer's facilities and essentially not transferable to any other facilities without significant modification and cost. It would be difficult, if not impossible, to beneficially use a single element of a specific EPC project on a standalone basis other than in connection with the facilities for which it was intended. EPC contracts are by nature long-term construction-type contracts, usually lasting more than one accounting period, and the Company is able to reasonably estimate the progress toward completion, including contract revenues and contract costs. EPC contacts specify the customers' rights to the goods, the consideration to be paid and received, and the terms of payment. Specifically, the Company has the right to require a customer to make progress payments upon completion of determined stages of the project which serve as evidence of the customer's approval and acceptance of the work completed to date as complying with the terms of the particular EPC contract.

Sales of the Company's energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, the Company ships the products to its customers in their entirety in one batch. The Company’s service arrangement also includes a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 12-18 months). The Company generally recognizes revenues including retainage from product sales when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the customer; (ii) products are shipped; (iii) title and risks of ownership have passed to the customer, which generally occurs at the time of delivery; (iv) the customer accepts the products upon a quality inspection performed by them; (v) the purchase price is agreed to between the Company and the customer; and (vi) collectability is reasonably assured. Net revenues represent the invoiced value of products, less returns and discounts, and are net of value-added tax.

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

(s) Fair value of financial instruments

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of the valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. At December 31, 2010 and December 31, 2011, the Company did not have any assets or liabilities classified as Level 1.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and December 31, 2011, the Company did not have any assets or liabilities classified as Level 2.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following tables present information about the Company’s financial liabilities classified as Level 3 measurements as of December 31, 2010 and 2011.

	Balance as of December 31, 2011 Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$-	-	21,274
Derivative liability (Note 13)	$-	-	-
Warrant liability (Note 13)	$-	-	22,806

	Balance as of December 31, 2010 Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability, current (Note 13)	$-	-	374,846
Derivative liability (Note 13)	$-	-	48,461
Warrant liability (Note 13)	$-	-	1,332,760

A summary of changes in Level 3 measurements for the years ended December 31, 2010 and 2011 is as follows:

Balance at January 1, 2010	$2,243,947
Derivative liability of long term loan, current (Note 8)	132,470
Derivative liability of convertible notes (Note 7)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Warrant cancellation (Note 13)	(15,547)
Change in fair value of warrant liability recognized in earnings	(1,294,407)
Change in fair value of derivative liability recognized in earnings	(402,033)
Balance at December 31, 2011	$44,080

(t) Segment reporting

The Group has adopted ASC 280, Segment Reporting, for its segment reporting. The group primarily operates in China and measures its business as a single graphic operating segment.

(u) Subsidy income

The Company, in connection with its occupancy and use of certain industrial park land, receives from time to time certain subsidies wholly at the discretion of the management authority of a third party research and development fund related to the industrial park which are not tied to future tenancy or performance by the Company; receipt of such subsidy income is not contingent upon any further actions or performance by the Company and the amounts do not have to be refunded under any circumstances. These amounts are not tied to land use rights or any other transactions. Upon receipt, these incentives are recognized within other income (loss) in the Consolidated Statements of (loss) income and other comprehensive (loss) income.

(v) Reclassifications

The Company has reclassified its presentation of revenue and costs of revenue in the consolidated statements of (loss) income and other comprehensive (loss) income to depict EPC revenue attributable to third party customers, EPC revenue attributable to related parties, and product revenue given the growth in the number and per-contract revenue associated with EPC contracts. 2010 amounts have been reclassified to conform to the current presentation.

(w) Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. Given the nature and breadth of the Company’s fair value measurements, we do not expect the adoption of this revised guidance for fiscal 2012 to have an impact on the financial statements other than expanded disclosures for Level 3 measurements.

In June 2011 the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance in 2012 to impact the consolidated financial statements as the Company currently presents a continuous statement of income and comprehensive income. Further, the requirement for presentation of reclassifications from other comprehensive income to net income on a line item basis contained in the new accounting standards update is presently subject to deferral by the FASB pending further evaluation.

Note 3 – Accounts Receivable, Net

(a)	Accounts Receivable
	December 31,	December 31,
	2010	2011
Current accounts receivable - third parties	$7,059,935	$11,639,138
Current accounts receivable - related parties	-	9,088,157
Current accounts receivable	7,059,935	20,727,295
Subtract: Allowance for doubtful accounts	-	-
Current accounts receivable, net	$7,059,935	$20,727,295

Current receivables include revenue recognized in excess of amounts billed for EPC contracts recognized using the percentage of completion method. As of December 31, 2010 and 2011, the receivables related to revenue recognized in excess of amounts billed amounted to approximately $2,328,420 and $ 18,085,048, respectively.

(b)	Long-term Accounts Receivable

The Company classifies amounts which are expected to be collected after one year as long-term accounts receivable.

Long-term accounts receivable consisted wholly of receivables related to revenue recognized in excess of amounts billed of approximately $4,679,121 and $0 as of December 31, 2010 and December 31, 2011, respectively. These receivables have original maturities of greater than 12 months. As of December 31, 2011, the balance reflected $654,436 that had been classified to current receivables due to a change in contractual term from March 2013 to March 2012.

	December 31,	December 31,
	2010	2011
Long-term receivables	$5,304,135	$2,345,910
Allowance for doubtful accounts	(625,014)	(1,691,474)
Net long-term receivables	$4,679,121	$654,436
Less: Current portion	-	(654,436)
Total	$4,679,121	-

Contractual maturities of long-term accounts receivable at December 31, 2011 are summarized as follows:

Fiscal Year	Amount

2013	1,691,474
Total	1,691,474

Actual cash collections may differ from the contractual maturities due to early payments or default.

Note 4 – Inventories, Net

As of December 31, 2010 and 2011, inventories, net consisted of the following:

	December 31, 2010	December 31, 2011
Raw materials	$1,589,194	$1,485,293
Work in progress	6,837,139	12,975,360
Finished goods	235,467	217,659
Total inventories, net	$8,661,800	$14,678,312

As of December 31, 2010 and December 31, 2011, inventory provisions of $93,195 and $119,763 were included in the above amounts, respectively. Additions to such provisions have been included in cost of revenues for the years ended December 31, 2010 and 2011.

Note 5 – Property, Plant and Equipment, Net

As of December 31, 2010 and 2011, property, plant and equipment, net consisted of the following:

	December 31, 2010	December 31, 2011
Plants & buildings	$-	$21,416,681
Machinery equipment	666,335	4,496,365
Transportation equipment	395,582	366,270
Office equipment	502,625	839,790
Accumulated depreciation	(791,252)	(2,137,381)
Subtotal	773,290	24,981,725
Construction in progress	9,328,465	1,177,877
Property, plant and equipment, net	$10,101,755	$26,159,602

Depreciation expense for the years ended December 31, 2010 and 2011 was $200,478 and $1,385,834, respectively.

Note 6 – Intangible Assets

Intangible assets mainly represent the software and purchase of usage rights for land in Yangzhou, China, where our manufacturing plant is located. The Company obtained the usage title of its first land parcel in December 2009. The land use right was recorded at cost of $2,438,632 and is being amortized over the lease term of 50 years starting from November 2009 when it was acquired. In July 2011, the Company obtained the usage title of another parcel of land. The land use right was recorded at cost of $2,331,869 and is being amortized over the lease term of 50 years starting from July 2011. Amortization expense for intangible assets recorded for the years ended December 31, 2010 and 2011 amounted to $72,737 and $95,827, respectively. The remaining balance of intangible assets represents the net value of purchased software.

The expected amortization expense of intangible assets for the next five years is as follows:

Amortization expense
2012	$135,809
2013	135,809
2014	134,782
2015	98,091
2016	98,091
Thereafter	4,397,303
Total	$4,999,883

Note 7 – Short-term Loans

While the currency of the primary economic environment in which the Company operates is the renminbi and we translate to the U.S. dollar as the reporting currency, certain of the Company’s borrowings are denominated in renminbi, and others in U.S. dollars, depending on our treasury strategy and operational needs. The currency denomination of borrowings has a meaningful impact on the rate of interest charged given the different inflationary and economic factors of each of the two currencies.

Short-Term Borrowings and letter of credit

A tabular reconciliation of the Company’s short term borrowing activity during 2011 and balances outstanding at December 31, 2011 (including letters of credit) is as follows.

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Pledge or guarantee
$ 2.5 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Aug. 17, 2011	3.250%	Repaid	-	Collateralized by a building in Shanghai which is held by Jiangsu SOPO (Group) Company Limited, one of our major clients.
RMB 2 million - Shanghai Pudong Zhanjiang Micro-credit Co.	Aug. 22, 2011	8.000%	Repaid	-	Guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, Jialing Zhou, a former director of the Company and wife of Mr. Wu., and Qi Chen, the COO and GM of the Company.
RMB 8.4 million – Shanghai Pudong Development Bank, Shanghai Branch	Nov. 18, 2010	6.116%	Repaid	-	Guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, and Jialing Zhou, a former director of the Company, and wife of Mr. Wu. The Company also pledged the receivables from Zhenjiang Sopo Chemical New Development Co., Ltd., one of our major clients.
$ 2 million – Hold And Opt Investments Limited	Sept. 30, 2011	15.100%	Repaid	-	Not applicable.
RMB 21 million- Bank of China, Yizheng Branch	Dec. 9, 2010	5.838%	Repaid	-	Guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, and Jialing Zhou, a former director of the Company, and wife of Mr. Wu; CER Shanghai, Shanghai
RMB 9.15 million- Bank of China, Yizheng Branch	Jun. 20, 2011	5.56%	Repaid	-	Engineering, and Yizheng Auto Industrial Park Investment and Development Co., Ltd. and pledged by our land use right in Yizheng.
RMB 29 million – Shanghai Pudong Development Bank, Shanghai Branch	Aug. 31, 2011	7.544%	May 31, 2012	RMB 29,000,000 (USD 4,602,590)	Collateralized by CER’s new office building in Zhangjiang, Shanghai.
RMB 9.5 million – Bank of China, Yizheng Branch	Nov. 17, 2011	7.216%	Oct. 24, 2012	RMB 9,500,000 (USD 1,507,745)	Guaranteed by Qinghuan Wu, Jialing Zhou, CER Shanghai, Shanghai Engineering, and Yizheng Auto Industrial Park Investment and Development Co., Ltd., and pledged by our land use right in Yizheng.
RMB 11.5 million – Bank of China, Yizheng Branch	Nov. 23, 2011	7.216%	Nov. 16, 2012	RMB 11,500,000 (USD 1,825,165)
RMB 6.68 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Dec. 29, 2011	6.405%	June 28, 2012	RMB 6,680,000 (USD 1,060,183)	Collateralized by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 7,430,000.
RMB 5 million - Shanghai Pudong Zhanjiang Micro-credit Co.	Dec. 2011	12.000%	June 9, 2012	RMB 5,000,000 (USD 793,550)	Collateralized by a building in Shanghai owned by Jiangsu SOPO (Group) Company Limited; guaranteed by Mr. Qinghuan Wu.
RMB 21 million L/C – China Construction Bank	Sept. 30, 2011	5.02%	Jan. 6, 2012	RMB 21,000,000 (USD 3,332,910)	Collateralized by machinery of CER’s Yangzhou plant.
RMB 7.98 million L/C – Industrial and Commercial Bank of China	Dec. 12, 2011	6.71%	May 28, 2012	RMB 7,980,000 (USD 1,266,506)	Collateralized by a building in Shanghai owned by Jiangsu SOPO (Group) Company Limited

Descriptions of short-term borrowings

On August 17, 2011, CER Shanghai entered into a 90-day loan facility with the Industrial and Commercial Bank of China Limited, Zhangjiang Branch. On August 23, we drew down a principal amount of $2,500,000. The loan was collateralized by a building in Shanghai owned by Jiangsu SOPO (Group) Company Limited, one of our major clients. The loan carried an annual interest rate of 3.27% and the principal and interest were repaid at maturity. On November 7, 2011, the Company paid back the short-term bank loan. The prepayment sum of $2,503,860 represented the principal amount and the outstanding interest due.

On August 22, 2011, CER Shanghai borrowed $314,720 (RMB 2,000,000 at the then-existing exchange rate) from Shanghai Pudong Zhangjiang Micro-credit Co., Ltd. The loan carried an annual interest rate of 8% and the principal and interest were fully repaid on November 22, 2011.

On November 18, 2010, CER Shanghai borrowed RMB 8,400,000 (approximately $1,260,000 at the then-existing exchange rate) from the Shanghai Pudong Development Bank, Shanghai Branch. The term of the loan was one year, with principal and accrued interest due at maturity. The loan agreement permitted the Company to draw down up to RMB 8,400,000 in principal before the end of 2010. The loan was guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer, and Jialing Zhou, a former director of the Company, and wife of Mr. Wu. The Company also pledged the receivables from Sopo, one of our major clients. The loan agreement provided for quarterly interest payments at an annual interest rate of 6.116%. On November, 2010, CER Shanghai drew down RMB 8,400,000, the full amount. In August 2011, CER Shanghai paid the remaining outstanding principal due under the RMB 8,400,000 loan.

On September 30, 2011, CER entered into a term loan arrangement with Hold And Opt Investments Limited, an entity owned by one of CER’s significant shareholders, to borrow the aggregate sum of $2 million. The loan bore interest at the annual rate of 15.1% (monthly rate of 1.26%). On November 2, 2011, the Company paid back the $2 million borrowing. The prepayment sum of $2,026,928 represented the principal amount and the interest due.

On August 31, 2011, CER Shanghai borrowed RMB 29,000,000 (approximately $4,500,000 at the then-existing exchange rate) from the Shanghai Pudong Development Bank, Luwan Branch. The loan is collateralized by CER’s new office building in Zhangjiang, Shanghai. The term of the loan is 9 months. The loan agreement provides for quarterly interest payments at an annual interest rate of 7.544% and the principal is due and payable at maturity on May 31, 2012.

On December 9, 2010, CER Yangzhou entered into a three-year loan facility with the Bank of China, Yizheng Branch. The facility is RMB 30,000,000 (approximately $4,500,000 at the then-existing exchange rate). The funds may be drawn down as short term loans used for trade financing or similar purposes. Any amounts due under the loan are repayable no later than November 24, 2013. The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer; Jialing Zhou, a former director of the Company and wife of Mr. Wu; one of the Group’s subsidiaries and one of the Group’s VIEs, CER Shanghai and Shanghai Engineering, respectively; and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also collateralized the debt with its land use right in Yizheng. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,171,000 at the then-existing exchange rate) under the facility as a short-term loan, due in one year, with an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288 at the then-existing exchange rate) under the facility as a short-term loan, due in six months, with an annual interest rate of 5.56%. On November 15, 2011 and November 18, 2011, CER Yangzhou repaid RMB 9,500,000 (approximately $1,497,572) and RMB 11,500,000 (approximately $1,809,656), respectively. On December 20, 2011, CER Yangzhou repaid RMB 9,152,782 (approximately $1,444,773). On November 17, 2011 and November 23, 2011, CER Yangzhou drew down RMB 9,500,000 (approximately $1,497,000 at the then-existing exchange rate) and RMB 11,500,000 (approximately $1,810,000 at the then-existing exchange rate), respectively, under the three-year loan facility. The loans are due in one year and carry an annual interest rate of 7.216%.

On December 29, 2011, CER Shanghai borrowed RMB 6,680,000 (approximately $1,057,682 at the then-existing exchange rate) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from December 29, 2011 to June 28, 2012. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 7,430,000 (approximately $1,176,433).

In December 2011, CER Shanghai borrowed $789,639 (RMB 5,000,000 at the then-existing exchange rate) from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. The loan is collateralized by a building in Shanghai owned by Jiangsu SOPO (Group) Company Limited and guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of the Company. The loan carries an annual interest rate of 12% and the due date of the loan is June 9, 2012. The loan was drawn down in two installments, with $315,353 (RMB 2,000,000) and $474,286 (RMB 3,000,000) being drawn down on December 15, 2011 and December 22, 2011, respectively.

Descriptions of letters of credit

CER, through its subsidiary, CER Yangzhou imports goods from CER Hong Kong, who then purchases from overseas suppliers. CER Yangzhou opened a forward letter of credit (“L/C”) through China Construction Bank and the L/C was then issued to CER Hong Kong for import purchases in September 2011. The L/C is collateralized by the machinery of CER Yangzhou’s plant. On September 30, 2011, CER Hong Kong discounted the L/C from Standard Chartered Bank’s Hong Kong branch in the amount of RMB 21,000,000 ($3,240,000 at the exchange rate at such date). The due date of the L/C is January 6, 2012. The discount rate is 5.02% annually. CER Yangzhou repaid RMB 21,000,000 on January 6, 2012.

On November 29, 2011, CER Shanghai opened a forward letter of credit (“L/C”) through Industrial and Commercial Bank of China Limited, Zhangjiang Branch and the L/C was then issued to CER Yangzhou for purchase of goods. The L/C is collateralized by a building in Shanghai, which is owned by Jiangsu SOPO (Group) Company Limited. On December 12, 2011, CER Yangzhou discounted the L/C from Industrial and Commercial Bank of China Limited, Zhangjiang Branch in the amount of RMB 7,980,000 (approximately $1,260,000 at the exchange rate at the time). The due date of the L/C is May 28, 2012. The discount rate is 6.71% annually.

Formerly convertible debt (presented as current portion of long term loans)

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Pledge or guarantee
$ 5 million – Hold And Opt Investments Limited	Dec. 31, 2010	15.100%	Sept. 9, 2012	USD 4,850,945	Collateralized by 8,000,006 of Qinghuan Wu's shares in CER

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provided term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note were used for the construction of the Company’s new plant located in Yangzhou, China for purposes including, but not limited to, the purchase of land for the plant, buildings, equipment, and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. For the year ended December 31, 2010 and the nine months ended September 30, 2011 (the date at which the conversion feature lapsed and accretion to face value ceased), interest expenses of $478,037 and $ 484,745 were incurred, respectively. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company issued the Lender a five-year common stock purchase warrant (“Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of these Convertible Note divided by the conversion price of $1.80. In connection with the Convertible Notes, the Company issued to the Lender one hundred shares of Series B preferred stock that provide for voting rights and directorships in the event of defaults equal to or exceeding $1,000,000 in the aggregate.

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

The embedded conversion feature of the Convertible Notes was accounted for as an embedded derivative in accordance with ASC 815 “Derivatives and Hedging” because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB. The conversion feature was accounted for as a derivative liability on the balance sheet and classified as a current liability based on the timing of the cash flows derived from the convertible notes. The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to the earliest redemption date using the effective interest rate method. The changes in fair value of the conversion feature derivative liability of $667,084 and $203,916 were recorded in the consolidated statements of (loss) income and other comprehensive (loss) income for the years ended December 31, 2010 and 2011, respectively. The interest expenses recognized for accretion to the redemption value of the Convertible Notes were $777,915 and $159,363 for the years ended December 31, 2010 and 2011, respectively.

The value of the Warrants at the grant date on May 21, 2009 was accounted for as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from the grant date to the earliest redemption date of the Convertible Notes. For the years ended December 31, 2010 and December 31, 2011, $674,748 and $215,623 of deferred financing costs were amortized and charged to interest expense, respectively. The Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the warrants is denominated in USD, which is a currency other than the Company’s functional currency, RMB. Changes in fair value of the warrants (Note 13) for the years ended December 31, 2010 and 2011 were recorded in the consolidated statements of (loss) income and other comprehensive (loss) income.

On December 31, 2010, the Company entered into a loan agreement with the Lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis. The principal and accrued interest is due September 29, 2012; hence the modified loan is classified as a current liability (short-term loan) as of December 31, 2011. For the three months from September 30 to December 31, 2011, following the lapse of the conversion feature, interest expense of $163,015, was incurred. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. In the event of a default, the lender would have the right to exercise its rights under the Class B Preferred Stock that was issued in connection with the issuance of Convertible Notes, which will continue with respect to the new loan. The Lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantor of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company, pledged 8,000,006 of his shares in CER for the repayment of the principal due under the loan agreement. The pledge will only take effect when the shares are released from their current pledge under the Long Term loan entered into by the Company on February 1, 2010.

The conversion feature expired, and there is no conversion term on the modified convertible debt described above, since September 30, 2011. Hence, the balance for the conversion feature previously presented as a current derivative liability at December 31, 2010 of $203,916 was de-recognized and recorded in the consolidated statements of (loss) income and other comprehensive (loss) income.

The Company has accounted for the replacement and extension of the loan agreement as a modification as the changes are not substantial such that there has been no accounting extinguishment in accordance with ASC 470, “Debt – Modifications and Extinguishments.” Accordingly a new effective interest rate was determined based on the carrying amount of the original debt and the revised cash flows of the new debt.

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increases against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for this indexed feature as an embedded derivative and recognized a derivative liability in the amounts of $48,461 and $21,274 as of December 31, 2010 and 2011, respectively. The change in fair value of the derivative liability of $27,187 was recorded in the consolidated statements of (loss) income and other comprehensive (loss) income for the year ended December 30, 2011.

Interest expenses on short-term loans, except the formerly convertible debt, for the years ended December 31, 2010 and 2011 were $9,686 and $437,529, respectively.

Note 8 – Long Term Loans

A tabular reconciliation of the Company’s long term loans at December 31, 2011 is as follows.

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Pledge or guaranty
$4 million – Third party	Feb. 1, 2010	15.1%	Repaid	-	The loan is secured by the receivables from Sopo, one of our major clients
$1 million – Related party	Feb. 1, 2010	9.5%	Repaid	-	Not applicable

On February 1, 2010, the Company, through its subsidiaries, CER Shanghai (“Borrower”) and CER Hong Kong (“Paying Agent”), entered into a series of agreements (the “Loan Agreements”) for a loan arrangement with two lenders(the “Lenders”). The proceeds of this loan were used for construction of the new plant in China for the production of the Company’s products.

The aggregate principal amount of the loan under the two Loan Agreements was $4,000,000. The principal was due January 15, 2013, and bore interest at the annual rate of 15.1%. The loan repayments were to be made three times a year and started May 15, 2010. The loan payments are fully amortizing, such that the principal and interest will be fully repaid at maturity. The Company was scheduled to pay the sum of $566,023 at the end of every four calendar months, which commenced May 15, 2010. The outstanding balance under this arrangement of $ 3,177,973, despite the long term nature, was presented as a current liability at December 31, 2010 due to the violation of a non-financial covenant provision of the debt agreement regarding timely filing of financial statements with the SEC. This non-financial covenant provision did not affect any of the Company’s other debt arrangements at the time and the matter was subsequently cured. At December 31, 2011 the Company concluded that it was in compliance with covenants on all of its various borrowings; only the formerly convertible notes discussed above have covenants.

On April 15, 2011, CER paid off the remaining outstanding principal due under the $4 million long-term loan. The prepayment sum of $2,981,244 represented the principal amount due, the prepayment premium and the net interest due.

According to the loan agreement provisions, as an additional inducement to the Lenders to make the Loan, CER issued to the Lenders or its designee, on each date that an amount of principal of the Loan was paid, shares of common stock of CER, on a restricted basis, without registration rights, as follows:  If the RMB exchange rate between the RMB and United States Dollar (“USD”) was less than RMB 6.8271(the agreed upon exchange rate on the date of the making of the Loan), such that the value of the RMB is greater than the USD, then the difference in the principal installment calculated at the rate of RMB and calculated at the rate of RMB to USD on such repayment date was converted into a US dollar amount and divided by the closing price of one share of common stock of CER on the OTC or stock exchange, the result of which was that number of shares to be issued to the Lender as of such date, in restricted stock. The total number of shares due to the Lenders under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement was 151,656 with a value of $8,979 and $144,498 respectively for the year ended December 31, 2010 and 2011, which were all issued by May 2011. There are no derivative liabilities remaining under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement as of December 31, 2011 as the amount was fully paid in April 2011.

Contemporaneously with the funding of the Loan Agreements, on February 1, 2010, Mr. Qinghuan Wu arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000. The proceeds of this loan were forwarded to CER Yangzhou in the form of an investment which helped fund the Company’s new plant in Yangzhou, China. The loan was an interest only loan, bearing interest at the annual rate of 9.5%, and was unsecured. The Company was scheduled to pay the sum of $23,750 at the end of every three calendar months. The loan was unsecured and there were no guarantees of the interest or principal. Shanghai Engineering subordinated this loan to those under the Loan Agreements. The Company repaid principal of $460,000 in December 2010, leaving a balance of $543,778 at December 31, 2010. On October 10, 2011, CER paid the remaining outstanding principal due under the long-term loan. The prepayment sum of $548,550 represented the principal amount and the interest due.

Note 9 – Notes Payable

Notes payable represents bank acceptance drafts that are non-interest bearing and due within six months. The balance of the bank acceptance drafts is $0 and $1,396,648 as of December 31, 2010 and 2011. During 2011, the bank acceptance drafts were arranged with Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch by CER to settle its purchases from certain customers. The bank acceptance draft is collateralized by a building in Shanghai owned by Jiangsu SOPO (Group) Company Limited.

Note 10 – Taxation

USA

The Company is subject to U.S. Federal income tax at a rate of 34% on its assessable profits.

Hong Kong

CER’s Hong Kong subsidiaries are subject to Hong Kong profit tax at a rate of 16.5% on their assessable profits. No Hong Kong profit tax has been provided as the Group did not have assessable profit that was earned in or derived from Hong Kong subsidiaries during the years presented.

PRC

The New Enterprise Income Tax ("EIT") law was effective January 1, 2008 and the standard EIT rate is 25%. Pursuant to the PRC tax law, net operating losses can be carried forward 5 years to offset future taxable income. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a preferential rate of 15% as a high technology entity. CER Shanghai, CER Yangzhou, and Shanghai Environmental are subject to enterprise income tax at a statutory standard rate of 25%.

A reconciliation of the Company’s statutory rate in the jurisdiction of domicile to the actual effective tax rate for all periods presented is as follows.

	2010	2011
Statutory U.S. Federal rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(7.05)%	(18.45)%
Permanent differences	6.23%	(20.28)%
Valuation allowance for deferred tax assets	(38.85)%	31.80%
Effective tax rate	(5.67)%	27.07%

The primary driver of the Company’s effective tax rate, and year-over-year changes in the effective tax rate, is adjustments to the valuation allowance offsetting those deferred tax assets of the Company’s subsidiaries and VIEs which more likely than not will not be realized based upon a recent history of losses and the uncertainties and subjectivity regarding projections of future taxable income. While our parent CER, Inc. is a Delaware corporation subject to U.S. Federal income tax (to the extent of any taxable profits), all of the Company’s earned profits and substantial business are derived from the PRC. Further, while the Company’s Hong Kong subsidiary CER Hong Kong earns profits, such profits are earned outside the legal boundaries of Hong Kong and therefore are not subject to tax under the H.K. tax law. Therefore, the income mix between the PRC and non-PRC entities is the second largest driver of differences between the statutory rate and the effective tax rate. The effect of permanent differences consists primarily of the gains recognized from reductions in the fair value of the Company’s derivative liabilities (these gains were larger in 2011); such gains are not subject to income tax.

Deferred tax assets and liabilities, without taking into consideration the offsetting of balances, are as follows:

	December 31, 2010	December 31, 2011
Deferred tax assets, non-current:
Tax loss carry forwards	3,299,721	4,329,036
Deferred revenue	-	22,267
Allowance for doubtful accounts and provision for inventory	120,839	307,591
Valuation allowance	(3,116,086)	(3,986,275)
Total deferred tax assets	304,474	672,619

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(132,698)	(50,679)
Total deferred tax liabilities	(132,698)	(50,679)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31, 2010	December 31, 2011

Deferred tax assets, non-current, net	171,776	621,940

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a Foreign Invested Enterprises (“FIEs”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distributions of the profits earned by FIEs after January 1, 2008 to foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding company in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings earned through December 31, 2007, they should be exempt from WHT. Accumulated profits (losses) of Chinese subsidiaries as of December 31, 2010 and 2011 were approximately ($498,756) (RMB (2,643,099)) and $1,102,139 (RMB 7,687,921), respectively, and they are considered to be indefinitely reinvested. Moreover, the Company’s liquidity position does not require transfers of cash outside of the PRC to the parent jurisdiction (U.S.), as all business activity and debt is carried on in the PRC. The Company has not paid dividends on its common shares and does not have an intention of doing so in the foreseeable future. Accordingly, no provision has been made for deferred taxes. No dividends were declared out of cumulative retained earnings as of December 31, 2010 or 2011.

Pre-tax (loss) income was generated in the following jurisdictions for 2010 and 2011:

	2010	2011
PRC	$(1,362,802)	$2,341,534
Hong Kong	(535,843)	453,592
United States	(1,432,050)	(58,816)
Total pre-tax (loss) income	(3,330,695)	2,736,310

For the years ended December 31, 2010 and 2011, PRC tax expense primarily represents tax provisions on the taxable profits of CER Shanghai and Shanghai Engineering. The (losses) profits generated by CER Hong Kong were earned outside the legal boundaries of Hong Kong and therefore were not assessable for tax under the relevant provisions of Hong Kong tax law.

	2010	2011
U.S. income tax expense / (benefit)	$-	$-
H.K. income tax expense / (benefit)	-	-
PRC deferred income tax expense / (benefit)	29,258	(450,164)
PRC current income tax expense / (benefit)	159,430	1,190,806
Total income tax expense	$188,688	$740,642

The Company is incorporated in the U.S. and incurred net operating losses for income tax purposes (primarily resulting from interest expense on the Company’s formerly convertible debt) for the years ended December 31, 2010 and 2011. The net operating loss carry forwards for U.S. income tax purposes were approximately $6,841,578 and $8,355,602 at December 31, 2010 and 2011, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years from origination. Management believes that the realization of the benefits arising from these accumulated net operating losses is uncertain due to the Company's limited operating history, continuing losses for United States income tax purposes, and the fact that substantially all of the Company’s business activity is derived from the PRC. Accordingly, the Company has offset substantially all of the gross deferred tax assets for such net operating losses with additional valuation allowances recorded through income tax expense, which are a significant driver of the Company’s effective tax rate, given the history of loss and the uncertainty regarding the future. Remaining net deferred tax assets consist only of those supported by reversing deferred tax liabilities, as well as any deferred tax assets related to the PRC that management has concluded are more likely than not of being realized.

In fiscal 2010 and 2011, the Company accrued deferred tax liabilities associated with the convertible note and embedded derivative liabilities in the amounts of $132,698 and $50,679, respectively. As these fall within the same tax jurisdiction, the Company was able to offset the equivalent deferred tax assets against the deferred tax liabilities.

Management reviews the valuation allowance periodically and makes adjustments as warranted.  The valuation allowances as of December 31, 2010 and December 31, 2011 were as follows:

Amount
Balance at January 1, 2010	$1,822,225
Additions charged to income tax expense	1,293,861
Balance at December 31, 2010	3,116,086
Additions charged to income tax expense	870,189
Balance at December 31, 2011	$3,986,275

As of December 31, 2010 and 2011, the Company did not have any material uncertain tax positions subject to the provisions of ASC 740-10; as such, there are no liabilities for unrecognized tax benefits.

Note 11 – Earnings / (Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share.” This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following table lists the potentially dilutive securities at December 31, 2011 related to our compensation plans under which shares of our common stock are authorized for issuance.

Potentially Dilutive Securities	Number of Securities to be Issued	Reference Index
Dilutive securities from warrants issued as part of financing with Series A preferred stock	1,852,820	Note 13
Dilutive securities from warrants issued with convertible notes	1,388,889	Note 13
Dilutive securities from options to Ye Tian	500,000	Note 14
Dilutive securities from options to Estelle Lau	60,000	Note 14
Dilutive securities from options to Sum Kung	15,000	Note 14
Dilutive securities from options to Jules Silbert	15,000	Note 14
Total potentially dilutive securities	3,831,709

For the year ended December 31, 2010, warrants to purchase 3,357,450 shares of the Company’s common stock and options to purchase 560,000 shares of its common stock were not included in the calculation of diluted earnings per share because of their anti-dilutive effects.

For the year ended December 31, 2011, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 590,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effects.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2010 and 2011.

	2010	2011
Numerator:
Net (loss) / income	$(3,519,383)	$1,995,668
Amount allocated to preferred stockholders	-	(6,795)
Net (loss) / income available to common stock holders -Basic and diluted	(3,519,383)	1,988,873
Denominator:
Denominator for basic earnings per share
-Weighted average common shares outstanding	30,850,058	31,033,148
-Weighted average dilutive shares	-	-
Denominator for diluted earnings per share	30,850,058	31,033,148
Basic (loss)/earnings per share	$(0.11)	$0.06
Diluted (loss)/earnings per share	(0.11)	0.06

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

There was no beneficial conversion feature charge recognized for the issuance of Series A convertible preferred stock on the issuance date as the estimated fair value of the common stock is less than the conversion price on the date of issuance. At the time, the Company’s common stock was quoted on the OTCBB and had been publicly traded. However, with the high volatility and extremely low volume traded during the time when the Company entered into this financing transaction, the Company's determination of the fair value of the Company’s common stock as of April 15, 2008 was based on the Company’s estimate, which considered a valuation report prepared by an independent valuer. The estimated fair value of the common stock was determined to be $1.55 per share.

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

For the years ended 2010 and 2011, 462,963 and 0 shares of Series A convertible preferred stock were converted to 245,098 and 0 shares of common stock, respectively.

As of December 31, 2010 and 2011, the Company had 200,000 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively.

Note 13 – Warrant and Derivative Liabilities

Under authoritative FASB Accounting Standards Codification guidance pertaining to whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature embedded derivative extinguished in 2011 and embedded derivative related to exchange rate settlement differentials of the Company’s convertible note (described in Note 7), the related warrants issued with the convertible note, and the warrants issued in connection with Series A convertible preferred stock do not have fixed settlement provisions because their conversion and exercise prices are denominated in USD, which is a currency other than the Company’s functional currency, RMB. Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature embedded derivative and exchange rate settlement differential embedded derivative of the Convertible Notes were separated from the host contract (i.e. the Convertible Notes) and recognized as derivative liabilities in the balance sheet, and the derivatives associated with warrants issued in connection with the Convertible Notes and Series A preferred stocks have been recorded as warrant liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair value reported in the consolidated statements of income and other comprehensive income.

The conversion feature expired, and there is no conversion term on the modified convertible debt described above, since September 30, 2011. Hence, balances for the conversion feature previously presented as current derivative liabilities at December 31, 2010 with a value of $203,916 were de-recognized and recorded in the consolidated statements of (loss) income and other comprehensive (loss) income in 2011.

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions. We calculated the fair value of the derivative liability related to the convertible notes on exchange rate at repayment versus exchange rate at loan origination differential, which relates to the repayment of the notes and is distinct and separate from the embedded derivative liability formerly recorded for the now-expired conversion feature, based on the following key assumptions.

Derivative liability from convertible notes (exchange rate settlement differential)	December 31, 2010	December 31, 2011

Estimated forward rate	6.49	6.34
Discount rate	0.68%	0.64%
Discount factor	0.988	0.995

Fair value	$48,461	$21,274

Derivative liability associated with warrants issued in connection with convertible notes:

	December 31, 2010	December 31, 2011
Number of shares exercisable	1,388,889	1,388,889
Stock price	1.15	0.38
Exercise price	1.8	1.8
Expected dividend yield (d)	-	-
Expected life (in years) (c)	3.39	2.39
Risk-free interest rate (a)	1.22%	0.32%
Expected volatility (b)	78%	61%
Fair Value:
Derivative liability - warrants issued in connection with Convertible Notes	687,182	20,920

Derivative liability for warrants issued in connection with Series A convertible preferred stock:

	December 31, 2010	December 31, 2011
Number of shares exercisable	1,968,561	1,852,820 (e)
Stock price	1.15	0.38
Exercise price	2.41	2.41
Expected dividend yield (d)	-	-
Expected life (in years) (c)	2.29	1.29
Risk-free interest rate (a)	0.72%	0.17%
Expected volatility (b)	83%	63%
Fair Value:
Derivative liability - warrants issued in connection with Series A convertible preferred stock	$645,578	$1,886

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	Determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.
(e)	On March 2011, one warrant holder with the right to purchase 115,741 shares surrendered its warrant to the Company for cancellation and abandonment of all rights thereunder.

Note 14 - Stock-Based Compensation

Stock Option Plan

In September 2008, the board of directors approved the Company’s Stock Option Plan and granted 335,000 options to acquire the Company’s common stock at $2.90 per share to five non-employee directors and consultants under the 2008 Plan. The option plan has been revised and approved at the shareholders’ meeting as of November 20, 2011. Detailed terms of the plan are described as follows with each grant.

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

On June 7, 2011, the Board of Directors resolved to modify these option grants and adjusted the exercise price of one incumbent director’s options from $1.22 to $0.73 per share and another director’s options from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one retired director, such that all the shares underlying the option were deemed vested as of June 7, 2011. The total incremental compensation cost in respect of such acceleration and option modification was $202,106, which was recorded in the second quarter.

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

The Company used the Black-Scholes model to value the options at the time they were granted and to revalue the options when the option agreement terms were changed. The following table summarizes the assumptions used in the Black-Scholes model when calculating the fair value of the options at the grant dates or revaluation dates. The contractual term of all options granted by the Company is 10 years.

Fair value per share	$0.39- $ 0.47
Expected Term(Years)	4.00-5.56
Exercise Price	$0.73
Expected Volatility	72%-76%
Risk Free Interest Rate	1.16%-1.82%

Since the Company does not have a sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

For the years ended December 31, 2010 and 2011, the Company recognized $141,012 and $260,224 of compensation expense, respectively.

Following is a summary of options outstanding and exercisable for each of the Company’s four individual stock option grants to directors at December 31, 2011. There are no other grants to directors or employees.

Outstanding Options			Exercisable Options
		Remaining			Remaining
Exercise		contractual	Exercise		contractual
price	Number	term (years)	price	Number	term (years)

$0.73	60,000	7.75	$0.73	60,000	7.75
$0.73	500,000	7.50	$0.73	500,000	7.50
$0.73	60,000	9.50	$0.73	15,000	9.50
$0.73	60,000	9.50	$0.73	15,000	9.50
Total	680,000			590,000

Following is a summary of the option activity:

Outstanding as of January 1, 2010	560,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	560,000
Granted	120,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	680,000
Vested and exercisable as of December 31, 2011	590,000

Note 15 – Other Non-operating Expense, Net

Other non-operating expenses consist primarily of foreign exchange losses on purchasing transactions.

During 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). CER Shanghai and CER Yangzhou, both with the Renminbi as their functional currency, made various advance payments to CER Hong Kong in 2011, and recognized foreign exchange gains or losses based on variations in the USD to Renminbi exchange rate between the date that the prepayments were made and the dates the related shipments of equipment were received. With RMB appreciation against the US dollar from RMB6.62 to $1 to RMB6.3 to $1 over 2011, an exchange loss of $1.3 million was realized for the year ended December 31, 2011 due to the large amount of import transactions, whereas only $39,863 was realized for the year ended December 31, 2010 due to the lack of similar activity.

	For the year ended December 31,
	2010	2011

Foreign exchange losses	39,863	1,340,484
Other non-operating expenses	47,890	81,566
Total other non-operating expenses, net	$87,753	$1,422,050

Note 16 – Interest Expense

For a detailed discussion of borrowings and balances underlying interest expense, see Notes 7 and 8.

	For the year ended December 31,
	2010	2011
Interest on $5,000,000 convertible notes prior to lapse of conversion feature	478,037	484,745
Interest on $5,000,000 debt subsequent to lapse of conversion feature	-	163,015
Interest on $4,000,000 long-term loan repaid in 2011	517,312	162,001
Interest on $1,000,000 long-term loan repaid in 2011	74,987	38,475
Amortization of deferred financing costs	674,748	215,623
Accretion of convertible notes to face value	777,915	159,363
Accretion of long term loan	50,600	81,870
Interest on short-term loans	9,686	437,530
Expense of restricted common stock issued (Note 8)	8,979	184,806
Bank note discount interest	2,642	85,195
Interest capitalized	(253,825)	(14,729)
Interest income from customer receivable (Sopo)	(407,287)	(215,944)
Interest income	(4,839)	(12,158)
Warrant cancellation	-	(15,547)
Letter of credit discount interest	-	46,811
Total interest expense, net	$1,928,955	$1,801,056

Note 17 – Related Party Transactions

In 2005, Shanghai Engineering entered into an agreement with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the years ended December 31, 2010 and 2011, the Company paid $53,258 and $18,373, respectively, as rental expense to Mr. Qinghuan Wu's son. In May 2011, CER terminated the lease agreement and moved to a new Shanghai office.

On February 1, 2010, Mr. Qinghuan Wu arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000. The proceeds of this loan were forwarded to CER Yangzhou in the form of an investment which helped fund the Company’s new plant in Yangzhou, China. The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company is scheduled to pay the sum of $23,750 at the end of every three calendar months. The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the Loan Agreements. The Company repaid principal of $460,000 in December 2010. On October 10, 2011, CER paid the remaining outstanding principal due under the long-term loan. The prepayment sum of $548,550 represented the principal amount and the interest due.

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system will be part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant. 79 percent of the project was completed as of December 31, 2011 and the project is scheduled for full completion by March 2012. Transactions between CER and Zhenjiang Kailin were presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of a significant creditor, Hold and Opt Investments Limited (as discussed in Note 7, Short-Term Loans) and is a less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. Management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER. For the year ended December 31, 2011, revenue earned from the contract amounted to $32,503,158. The cost of revenue associated with the revenue is $27,890,750; accounts receivable from the related party for the work under contract amounted to $9,088,157 as of December 31, 2011.

On November 25, 2011, CER Yangzhou entered into a guaranty contract regarding the Zhenjiang Kailin related party contract with third party CGN Energy. CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the Zhenjiang Kailin project contract price. CER sold certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat recovery project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. The substance of this transaction is Zhenjiang Kailin obtaining financing from third party CGN Energy to pay CER. CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat recovery project. If there is any default by Zhenjiang Kailin, the first in guarantee order is Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy. The second in guarantee order is Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. Third in guarantee order is CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat recovery project contract. The amount of the guarantee, RMB 24.1 million, represents 7.8% of the RMB307 million project price. There are no other guarantees for any other elements of the project. The Company assessed the arrangement under SAB 104 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met. As a similar guaranty could be obtained from a third party financial institution and performance of the contract is probable, the Company separated the deliverable represented by the guaranty from the rest of the contract price and recognized the initial fair value of the guaranty liability arising from the guaranty contract as deferred revenue. As of December 31, 2011, the deferred revenue was $89,079. This amount will be amortized to revenue on a systematic and rational basis as the underlying payment obligation is relieved by Zhenjiang Kailin’s payments to CGN Energy.

Note 18 – Retirement Benefits

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company and its PRC subsidiaries and affiliates are required to maintain a defined contribution retirement plan for all of its employees who are residents of the PRC. The PRC subsidiaries contribute to a statutory government retirement plan approximately 22% of the base salary of each of its employees and have no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The statutory government retirement plan is responsible for the entire pension obligations payable for all past and present employees.

The Company made contributions of $292,578 and $675,672 for employment benefits, including statutory contributions for the years ended December 31, 2010 and 2011, respectively.

Note 19 – Statutory Reserves

As stipulated by the relevant laws and regulations applicable to enterprises operating in the PRC, the Company’s PRC subsidiaries and affiliates are required to make annual appropriations to a statutory surplus reserve fund. Specifically, these subsidiaries and affiliates are required to deposit 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to these subsidiaries and affiliates, to a statutory surplus reserve until such reserve reaches 50% of their registered capital.

The transfer to these reserves must be made before distribution of any dividends to shareholders. For the years ended December 31, 2010 and 2011, there were $0 and $376,794 of transfers to statutory reserves for these subsidiaries and affiliates of the Company generating profits. Statutory reserves were $509,596 as of December 31, 2011.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $12,387,167 as of December 31, 2011.

Note 20 – Commitments and Contingencies

Capital contribution to CER Yangzhou

As described in Note 1, CER Yangzhou has registered capital of $20,000,000. As of December 31, 2011, CER Hong Kong has contributed all the registered capital. Therefore there is no commitment for future capital contribution as of December 31, 2011.

Lease and Operating Commitments

According to the renewed and amended Lease and Operation Agreement (Note 1) entered by Shanghai Engineering and Shanghai Si Fang, for the years ended December 31, 2010 and 2011, Shanghai Engineering recorded lease and integrated management fees of $499,956 and $0 under cost of revenue and selling, general & administrative expenses, respectively. The Company has paid all the lease payments under this lease, therefore there is no future lease payment under this lease as of December 31, 2011.

Rental commitments

On January 1, 2009, Shanghai Engineering renewed the lease agreement with the son of Mr. Qinghuan Wu to continue the lease of the current office space (approximately 375 square meters) for one year until December 31, 2010 and the monthly rental was $4,398, which is approximately the market price in Shanghai.  After moving into the new office space in Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), the lease agreement was terminated April 30, 2011. For the years ended December 31, 2010 and 2011, the Company incurred lease payments of $53,258 and $18,373, respectively, as rental expense under the lease.

On March 19, 2009, CER Shanghai entered into an office lease agreement with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd., to lease an office space (approximately 2,664 square meters) in the Shanghai Zhangjiang Hi-tech Park (“Zhangjiang”), which is the new office space and the design and engineering center of the Company in China.  The lease was for two years from March 1, 2009 through February 28, 2011.  The Company was also required to make a security deposit of approximately $292,613 in addition to the annual lease payments. CER Shanghai also had an option to purchase the office space. If CER Shanghai exercised the purchase option, all the lease payments and the deposit payment made were creditable against the purchase price and counted as a partial purchase payment. The Company amortized the total rental fees using the straight-line method over the 2-year lease period. For the years ended December 31, 2010 and 2011, the rental expense was $503,439 and $86,311, respectively.

On March 30, 2011, CER Shanghai exercised the purchase option with Shanghai Zhangjiang Integrated Circuit Industrial Zone Development Co., Ltd. The total purchase price of the building was RMB 48,526,172 (approximately $7,498,264 at the then-existing exchange rate), which represents the price of the building. CER Shanghai paid the remaining amount in full by cash and bank acceptance, as of June 2011.

Note 21 – Subsequent Events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through the filing date.

CER, through its subsidiary, CER Yangzhou imports goods from CER Hong Kong, who then purchases from oversea suppliers. CER Yangzhou opened a forward letter of credit (“L/C”) through China Construction Bank and the L/C was then issued to CER Hong Kong for import purchases in September 2011. The L/C was collateralized by the machinery of CER Yangzhou’s plant. On September 30, 2011, CER Hong Kong discounted the L/C from Standard Chartered Bank’s Hong Kong branch in the amount of RMB21,000,000 ($3,240,000 at the exchange rate at such date). The discount rate was 5.02% annually. CER Yangzhou repaid RMB 21,000,000 on January 6, 2012.

On January 9, 2012, Shanghai Engineering entered into a three-year loan facility with the Bank of Ningbo, Shanghai Branch. The facility is RMB4,500,000 (approximately $713,000 at the exchange rate at that time). The funds may be drawn down as a short term loan used for trade financing or similar purposes. The loan has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer and Jialing Zhou, a former director of the Company, and wife of Mr. Wu. The loan is also collateralized by a building located in Hongkou District, Shanghai, which is owned by Mr. Wu and his son.

On January 11, 2012, CER Shanghai borrowed RMB1,380,000 (approximately $218,510 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from January 11, 2012 to July 10, 2012. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 1,536,308 (approximately $243,260).

On February 27, 2012, CER Shanghai signed a loan contract to borrow RMB 10 million from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. On February 29, 2012, CER Shanghai drew down $1,589,345 (RMB 10 million at the exchange rate at that time). The loan is guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER and secured by a pledge of the accounts receivable of CER Shanghai. If there is any default in repayment, CER Shanghai agreed to further secure the loan by way of CER’s new office building in Zhangjiang, Shanghai .The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013.

On March 6, 2012, CER Shanghai entered into a short-term comprehensive loan facility with the Bank of Communication, Shanghai Branch. The facility is RMB 57,000,000 (approximately $9,000,000), for trade financing or similar purpose. CER Shanghai is entitled to draw down RMB 40,000,000 (approximately $6,300,000) as a short-term loan or RMB 57,000,000 (approximately $9,000,000) as bank acceptance notes after making cash deposit of RMB 17,000,000 (approximately $2,700,000) to the bank. The facility includes RMB 29 million to replace the existing Shanghai Pudong Development Bank, Shanghai Branch loan. Any amounts due under the loan are repayable no later than January 20, 2013. The loan has been secured by a mortgage of CER’s new office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer. On March 28, 2012, CER Shanghai drew down RMB 29,000,000 (approximately $4,600,000) under the loan facility and fully utilized the fund to repay the loan borrowed from the Shanghai Pudong Development Bank, Luwan Branch on August 31, 2011.

On March 6, 2012 and March 21, 2012, Shanghai Engineering entered into two bank acceptance draft agreements with Bank of Ningbo, Shanghai Branch under the loan facility obtained on January 9, 2012, respectively. The amount of the bank acceptance drafts is RMB 4 million (approximately $640,000) and RMB 5 million (approximately $790,000), respectively. Shanghai Engineering fully utilized the $4.5 million loan facility and made a cash deposit of $4.5 million to the bank. The bank acceptance drafts are non-interest bearing and due within six months. They are arranged to settle CER’s purchases from certain customers. The bank acceptance drafts are guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer and Jialing Zhou, a former director of the Company, and wife of Mr. Wu. They are also collateralized by a building located in Hongkou District, Shanghai, which is owned by Mr. Wu and his son.

On March 20, 2012, CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for another portion of the Zhenjiang Kailin project contract price (see Note 17 for a discussion of financing of a small portion of the total contract price provided by CGN Energy in 2011). CER sold certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat power generation project to CGN Energy at a price of RMB30 million (approximately $4.8 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. The substance of this transaction is Zhenjiang Kailin obtaining financing from third party CGN Energy to pay CER. CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat power generation project. If there is any default by Zhenjiang Kailin, the first in guarantee order is Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy. The second in guarantee order is Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. Third in guarantee order is CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat power generation project contract.

On March 23, 2012, CER Shanghai entered into a loan contract to borrow RMB5,000,000 (approximately $795,000 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.1641%. The term of the loan is six months commencing from March 23, 2012. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).

Note 22 – Restricted Net Assets

Relevant PRC laws and regulations permit PRC companies to pay dividends only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, the Company’s VIE subsidiaries can only distribute dividends upon approval of the shareholders after they have met the PRC requirements for appropriation to statutory reserve. The statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends. As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances, which restricted portion amounted to approximately $25,926,328, or 346.1% of the Company’s total consolidated net assets as of December 31, 2011. Even though the Company currently does not require any such dividends, loans or advances from the PRC subsidiaries and affiliates for working capital and other funding purposes, the Company may in the future require additional cash resources from our PRC subsidiaries and affiliates due to changes in business conditions, to fund future acquisitions and developments, or merely declare and pay dividends to or distributions to the Company’s shareholders.

Additional Information — Condensed Financial Statements of the Company

The Company is required to include the condensed financial statements of the parent company in accordance with Regulation S-X, Rule 5-04 promulgated by the United States Securities and Exchange Commission. The separate condensed financial statements of the Company as presented below have been prepared in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and Rule 12-04 and present the Company’s investments in its subsidiaries under the equity method of accounting. Such investments are presented on the separate condensed balance sheets of the Company as ‘Investments in subsidiaries.” Subsidiaries’ income or losses are included as the Company’s “Share of income from subsidiaries” on the statement of operations.

As of December 31, 2010 and 2011, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the consolidated financial statements, if any.

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Statement of (Loss) Income

and other Comprehensive (Loss) Income

	For the years ended December 31,
	2010	2011
REVENUES	$-	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(188,696)	(392,244)

INCOME (LOSS) FROM OPERATIONS	(188,696)	(392,244)

OTHER INCOME (EXPENSES):
Change in fair value of warrant liabilities	40,187	1,294,407
Change in fair value of derivative liabilities	667,084	231,103
Non-operating expenses, net	(10,479)	(76)

Interest expense	(1,940,146)	(1,192,006)
Total other income (expenses)	(1,243,354)	333,428

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,432,050)	(58,816)

INCOME TAX (EXPENSE)/BENEFIT	-	-

Equity share of income (loss) from subsidiaries and VIEs	(2,087,333)	2,054,484

NET INCOME (LOSS)	(3,519,383)	1,995,668
COMPREHENSIVE INCOME (LOSS)	$(3,519,383)	$1,995,668

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Balance Sheets

	December 31, 2010	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$23,223	$4,497
Other current assets and receivables	4,500	4,900
Other receivables - intercompany	3,895,580	3,383,664
Deferred financing costs, current	215,623	-
Advances on purchases	229	229
Total current assets	4,139,155	3,393,290

NON-CURRENT ASSETS:
Long term investment	6,717,441	8,771,925
Total non-current assets	6,717,441	8,771,925

Total assets	$10,856,596	$12,165,215

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,255	$1,255
Other payables - intercompany	-	-
Accrued liabilities	118,750	368,365
Derivative liability, current	203,916	21,274
Short term loans	-	4,850,945
Total current liabilities	323,921	5,241,839

NON-CURRENT LIABILITIES:
Warrant liabilities	1,332,760	22,806
Derivative liability	48,461	-
Convertible note	4,691,582	-
Total non-current liabilities	6,072,803	22,806

SHAREHOLDERS' EQUITY:
Convertible preferred stock (US$0.001 par value; 50,000,000 shares authorized, 200,000 and 200,000 shares issued and outstanding as of December 31, 2010 and 2011, respectively)	189	189
Common stock (US$0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and 2011, respectively)	30,906	31,085
Additional paid-in-capital	7,459,739	7,904,590
Accumulated deficit	(3,030,962)	(1,035,294)
Total shareholders' equity	4,459,872	6,900,570

Total liabilities and shareholders' equity	$10,856,596	$12,165,215

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Statements of Cash Flows

	For the years ended December 31,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,519,383)	$1,995,668
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock based compensation	141,012	260,224
Change in fair value of warrants	(40,187)	(1,294,407)
Change in fair value of conversion feature	(667,084)	(231,103)
Cancellation of warrants		(15,547)
Amortization of deferred financing costs	674,748	215,623
Interest expense on convertible notes	777,915	159,363
Common stock issued for consulting services	-	40,308
Restricted common stock issued for long-term loan	8,979	144,498
Investment loss	2,087,333	(2,054,484)
Change in operating assets and liabilities:
Other current assets and receivables	1,220,380	511,516
Accounts payable	(2,854)	-
Accrued expenses and other liabilities	(662,128)	249,615
Net cash provided by (used in) operating activities	18,731	(18,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	-	-
Net cash provided by financing activities	-	-

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	-	-

INCREASE IN (DECREASE) CASH	18,731	(18,726)

CASH, beginning	4,492	23,223

CASH, ending	$23,223	$4,497

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, and in light of the material weaknesses in internal control over financial reporting discussed in “Management’s Report on Internal Control over Financial Reporting,” management concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, using the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (a) the control environment, (b) risk assessment, (c) control activities, (d) information and communication, and (e) monitoring. In the course of the controls evaluation, management reviewed any errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective due to the following material weaknesses identified.

1) Accounting staff, especially in the CER Yangzhou factory, continue to lack sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations.

2) There are insufficient controls for the Company’s information technology, especially in the area of enterprise resource planning (“ERP”). CER does not have policies to govern IT and the accounts in the ERP system, particularly in the access rights for each account, the access passwords and the segregation of duties in the accounting system.

3) CER has insufficient qualified resources (employees and work framework) to perform the internal audit function properly.

4) CER has not completed development of its policies for performance appraisals, and also has no written documentation. Management has no data to analyze the condition of human resources and to assess the related risks.

5) CER lacks proper supervision in its raw material purchase procedures. Due to deficiencies in communication between purchasing and construction personnel and the process of obtaining proper approvals from senior purchasing supervisors, the size or type of some raw materials purchased cannot satisfy certain manufacturing requirements, leading to the waste of raw material.

6) CER lacks scientific stock management. Since the production department does not provide timely budgets and updates on the needs for stock, the stock quantity in the warehouse cannot be controlled to the optimized level, which to some extent, increases the storage cost or leads to raw material shortages.

7) Although detailed internal control procedures have been set up, CER still lacks timely risk assessment procedures to update and modify the control procedures in execution.

8) Currently, most of the control procedures are stipulated for enhancing the functions of control and supervision of senior and middle level management. The internal control framework does not pervade down to the level of the work performed by the normal staff. There is a lack of policies tailored to conform the behavior of staff.

9) Some controls tested as deficiencies during 2010 and 2011 still remained un-remediated as of the year end 2011 because most departments were short of resources, especially with respect to CER Yangzhou, where the facility was newly set up and the resources hadn’t been trained fully.

Remediation Activities by Management

Our management is in the process of implementing further remediation procedures and anticipates remediating these weaknesses by the end of 2012. Management is seeking to develop the overall scope and effectiveness of our internal audit capabilities. Additionally, management has taken the following actions to improve internal controls over financial reporting in 2011.

1) Management has successfully improved the control environment making it more robust than before. The idea of internal control has been spread to the whole company, and CER requires its entire staff to work in an honest, responsible manner and execute their duties according to standardized working procedures.

2) Detailed control procedures were set up by the internal control department and revised continuously according to the current situation.

3) Contract management was implemented during 2011. CER set up a specific contract administrator role to collect, arrange, maintain and manage all purchase, sales, loan and other contracts. The contract stamping was properly managed and used. Any staff that uses the contract stamp must get the approval from the related supervisor.

4) CER has enlarged the scope of contract approvals. Contracts regarding transactions such as construction management, imports, and clearance of imported goods now all need approval from certain supervisors to process the transaction to the next step.

5) All the expenditures of the Yangzhou plant were reimbursed with related pre-approved contracts, by which the misuse of the right of reimbursement was properly prevented.

6) The percentage of completion of EPC projects was calculated correctly due to the timely collection of certain delivery documentation, leading to the accurate recording of EPC revenue.

7) The payment procedure was optimized by getting approval from senior supervisors after collecting all the related documents such as invoice, contracts, and delivery notes and delivering them with the payment application forms.

8) The on-site purchase of raw materials was eliminated by the internal control policy. Any on-site purchase requirements for raw materials shall now be accepted through proper review and approval procedures.

9) As our products are usually made to order, safe guarding important design and construction data is very important. All design and on-site staff who may be involved with the related technical information shall undertake the obligation to keep confidential the information they are privy to, in accordance with the scope and duration agreed on in the contract signed with CER.

10)    During fiscal year 2011, CER continued to hire several qualified staff with experience in financial reporting, which has provided improved and better compilation of the necessary information and interpretation for the proper presentation of the financial statements; however, management understands that there must be continued improvement in this area. Management has recruited more qualified employees for the key positions which relate to financial reporting. CER also recruited some management personnel at both senior and middle levels who have knowledge and experience in internal controls. Management has increased the accounting, internal control, and SEC reporting acumen and accountability of its finance organization employees through internal and external training programs to enhance their competency with respect to U.S. GAAP and internal control over financial reporting. The trainings include updates on the SEC’s disclosure requirements and recent announcements, internal control and corporate governance, option incentive plans, international trading, etc.

11)    Management has strengthened its monitoring controls over financial reporting to include additional review by our chief financial officer and senior finance staff over the application of U.S. GAAP accounting knowledge, the selection and evaluation of U.S. GAAP accounting policies, critical accounting judgments and estimates, reporting and disclosures.

12)    Management is developing an ERP system to eliminate manual processes in the supply chain, manufacturing, sales and financial process areas to avoid the kinds of mistakes that may result from manual entry.Management has engaged the services of a finance software company which will assist management in optimizing the design and use of the software and strengthening the internal control of financial reporting of the Company. Management has also employed an ERP supplier to timely review the system and rectify any errors or problems noted.

13)    Management has established some and will continue to establish high level and detailed control policies for all business departments, and management will continue to monitor the implementation of these policies. These policies include, but are not limited to, CER Examine and Approve Matrix, Guidance for Physical Count and Variance Adjustment, and IT Security Policy.

14)    Management implemented more comprehensive documentation control policies and procedures to allow it to evaluate whether our controls in this respect are effective and implemented more comprehensive information technology (including ERP) policies and procedures.

15)    For IT security, management has developed formats to control the accounts and access rights to the data if there are any changes. Management also periodically inspects the physical location of the computer servers and the virtual system to check whether there is any unusual phenomenon that may cause risks and keeps written documentation to support this activity.

16)    Management has established an internal control department consisting of experienced staff. The team is focused on design of the control points of different operational cycles, as well as inspection of the implementation of the control processes. Management plans to recruit more experienced staff in the future to focus on internal controls. Training relating to internal controls will also be launched in the near future to increase the effectiveness and efficiency of our control implementation. Management also has established some relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system, while it is preparing detailed instructions and guidance.

17)    The human resource department of CER has established some policies to regularize the behavior of staff. The staff handbook specifies the behavior standards required by the Company in detail. Correspondent rewards and punishments are clearly stipulated. CER regards this as a good start to build up the honest, responsible working attitude of staff and a healthy corporate culture, which are integral parts of a good atmosphere of internal control implementation.

18)    To eliminate the waste of raw material due to misunderstanding in purchasing or lack of proper planning on purchasing, management budgeted for raw material purchases according to the material needs summarized by the design department. During project construction, the construction department monitors the actual usage of raw materials and compares that with the budget, investigates any significant discrepancies and tries to see if the material cost is consistent with expectations. When purchasing the materials with certain special manufacturing requirements, the purchasing personnel are required to have prior communication on the detailed size, type and usage of the material with the related construction personnel. The purchase will be made only after proper instruction to ensure optimized utilization ratios for the raw material.

19)    CER is in the process of training new stock clerks and providing them with adequate time and knowledge to get familiar with their tasks. The annual taking stock of inventory was properly planned and arranged. The relevant personnel held meetings to discuss the details of the process. A stocktaking report was delivered to the related supervisor for final review.

20)    CER is considering performing monthly or quarterly inventory counts on the raw material. At the end of each month, the warehouse administrator will check the inventory balance with that recorded in the ERP system by physical sighting. If there is any discrepancy, reasons will be investigated with the help of the material requisition personnel of the production department. CER considers hiring security guards to ensure the inventory stored in the warehouse is safe.

21)    CER is considering setting up records for each client regarding its detailed background information, its payment condition, and the implementation percentage of the contract. The prompt update on the information will be helpful in receivable collection, client information management, and project control.

While we have begun to take the actions described above to address the material weaknesses identified, the process of designing and implementing an effective financial reporting system represents a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As such, the measures we expect to take to improve our internal control over financial reporting may not be sufficient to address the material weaknesses identified and provide reasonable assurance that our internal control over financial reporting is effective.

Changes in Internal Controls

Other than the above-mentioned “Remediation Initiatives by Management,” the Company has made no change in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended December 31, 2011.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our Company as of February 29, 2012:

Name	Age	Position with the Company
Qinghuan Wu	66	Chairman of the Board, Chief Executive Officer
Qi Chen	42	Chief Operations Officer and Director
Simon Dong	32	Acting Chief Financial Officer
Jules Silbert	83	Director
Yan Sum Kung	68	Director
Estelle Lau	45	Director

Qinghuan Wu has been a director, the Chairman of our Board and our Chief Executive Officer since April 2008 and our acting Chief Financial Officer from November 2009 until June 2011. Mr. Qinghuan Wu has devoted his 40-year career to the design and production of waste heat boilers and energy recovery systems, and related technological development. Mr. Qinghuan Wu has been the Executive Director of our subsidiary Haie Hi-tech Engineering (Hong Kong) Company Limited (which we refer to as Hi-tech), which was founded in January 2002, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (which we refer to as Shanghai Engineering and which has entered into a contractual relationship with Hi-tech and subsequently with CER (Hong Kong) Holdings Limited (which we refer to as CER Hong Kong), a wholly-owned subsidiary of the Company founded in August 2008), which was founded in July 1999, and Shanghai Environmental (which was dissolved in June 2010) between 1992 and 2004, Mr. Qinghuan Wu founded or held positions with numerous companies and research institutes whereby he developed significant expertise related to the energy recovery business. Mr. Qinghuan Wu was the founder and President of Zhangjiagang Hai Lu Waste Heat Boiler Research Institute between 1992 and 1998, the Executive Director of Kunshan Kun Lun Hi-technology Engineering Co., Ltd. between 1996 and 2004 and the founder and Executive Director of Zhangjiagang Hai Lu Kun Lun Hi-Technology Engineering Co., Ltd. between 1997 and 2001. Before that, Mr. Qinghuan Wu worked for 23 years (from 1969 until 1992) as a research engineer at the Nanjing Chemical Industry Research Institute, the largest research institute under the Chinese Ministry of Chemical Industry. Mr. Qinghuan Wu has served as the executive member of the Chinese Sulfur Industry Association since 1999 and been responsible for waste heat recovery technology development for the industry. Mr. Qinghuan Wu was granted the China National Science and Technology Advancement Award and Technology Award of the Chinese Ministry of Chemical Industry for his technological innovation in the waste heat recovery field. Mr. Qinghuan Wu holds a bachelor degree in Process Equipment and Control Engineering from Beijing University of Chemical Technology, Beijing, China. We believe Mr. Qinghuan Wu’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our Chief Executive Officer.

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

Simon Dong has been the financial controller of the Company since November 2009, and since June 2011, the acting Chief Financial Officer.  From December 2007 to November 2009, Mr. Dong was the Financial and Administrative Director of Media-Plus Group, a private company engaged in different businesses, including catering, retail sales, movies, comics and entertainment.  From August 2002 to December 2007, Mr. Dong was employed by PricewaterhouseCoopers as a Manager, Assurance Services.  Mr. Dong has a Bachelor of Arts in Economics from Fudan University, China.

Jules Silbert has been a member of the board of directors of the Company since June 2011. Mr. Silbert has been an independent consultant since January 2002 focusing on marketing, e-commerce, consumer behavior and information technology systems, working with leading consumer retailers and direct marketing firms, among others. Prior to his consulting activities, Mr. Silbert was an Executive Vice President of Brylane, a private, then public, company, concentrating on strategic planning, growth initiatives, and business development from September 1991 until March 1999. Mr. Silbert was also a member of the board of directors of Brylane from 1991 to 1999. From 1983 to 1991, Mr. Silbert was the founder and principal of The Silbert Group, a management consulting firm focused on the direct marketing business segment. Prior to his management consulting firm, Mr. Silbert worked with General Electric and Lane Bryant, and was a member of the board of directors of Lane Bryant. Mr. Silbert has been a member of the boards of several private and public companies and non-profit entities. Mr. Silbert has a Bachelor of Electrical Engineering degree from NC State University, and has been involved as a member of senior management in strategic planning and innovative growth strategies throughout his career. Mr. Silbert's background in electrical engineering, experience with leading US and international firms in industrial equipment marketing, consumer marketing, and information technology systems, together with extensive senior executive and board positions, will provide the Company with a wealth of management and marketing experience and board and management governance enhancement.

Yan Sum Kung has been a director of the Company since June 2011. Dr. Kung has been Director of Chinachem Group, a property developer based in Hong Kong since June 1980. Since January 2010, Dr. Kung has been Chairman of the Executive Committee of Chinachem Group. From September 1981 to December 2009, Dr. Kung was a practicing doctor in Hong Kong. The Board believes that Dr. Kung's experience as a sophisticated property developer will contribute to the proper management of its assets and oversight of its financial development. Dr. Kung is fluent in English, Mandarin and Cantonese.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and ten percent shareholders are charged by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled other than a late filing of a Form 3 and Form 4 by Yan Sum Kung and the late filing of a Form 4 by Jules Silbert.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and we have a very limited shareholder base. The Company seeks advice and counsel from outside experts such as our lawyers on matters relating to corporate governance.

Audit Committee

The functions of the Audit Committee include oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and the performance, qualifications and independence of our independent auditors. Estelle Lau (Chairman) and Jules Silbert are the current members of our Audit Committee.

The Board of Directors, after making a qualitative assessment of each member of the Audit Committee, has determined that both Estelle Lau and Jules Silbert are financial experts within the meaning of all applicable rules. In making this determination, the Board of Directors considered their ability to understand generally accepted accounting principles and financial statements, their ability to assess the general application of generally accepted accounting principles in connection with our financial statements, including estimates, accruals and reserves, their experience in analyzing or evaluating financial statements of similar breadth and complexity as our financial statements, their understanding of internal controls and procedures for financial reporting, and their understanding of the audit committee functions.

Item 11 Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation with respect to our fiscal years ended December 31, 2011 and December 31, 2010, paid or accrued by us to or on behalf of those persons who were our principal executive officer and principal financial officer, who we refer to as our “named executive officers.” There were no other executive officers whose compensation exceeded $100,000 during those two fiscal years.

Name and			All Other
principal		Salary	Compensation(1)	Total
position	Year	($)	($)	($)
Qinghuan Wu, Chief	2011	120,000	5,000	125,000
Executive Officer and acting	2010	72,508	5,000	77,508
Chief Financial Officer(2)
Simon Dong, Acting Chief Financial Officer(2)	2011	102,274	556	102,830

(1)	Represents cost for automobile benefit.
(2)	Qinghuan Wu resigned and Simon Dong was appointed as acting Chief Financial Officer in June, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding at December 31, 2011 for the named executive officers.

Option Exercises

None of our named executive officers exercised any options during the year ended December 31, 2011.

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

We entered into substantially similar Board of Directors - Retainer Agreements with each of our independent directors, Ye Tian (resigned as of June 25, 2011), Yan Sum Kung, Jules Silbert and Estelle Lau. Pursuant to the terms of the Retainer Agreements, each director has agreed to serve as a director until the earlier of the termination of the Retainer Agreement or the two year anniversary of the effective date thereof. Each director will receive compensation for service on the Company's Board of Directors in the form of options to purchase the Company's common stock and, in some cases, cash retainer payments. The term of the options is ten years and the options vest in eight equal installments on each October 1, January 1, April 1 and July 1 during the term. The retainers are paid on a quarterly basis during the term of the Retainer Agreement. The Retainer Agreements automatically renew for successive terms upon the director's re-election to the Board of Directors for the period of such term, unless the Board of Directors determines not to renew a Retainer Agreement in its sole discretion.

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

The following table sets forth compensation information for the Company’s directors who are not named executive officers for the year ended December 31, 2011:

	Fees Earned or
	Paid in cash	Option Awards(1)	Total
Name	($)	($)	($)
Ye Tian(2)	-	227,738	227,738
Yan Sum Kung	17,500	7,067	24,567
Jules Silbert	17,500	7,067	24,567
Estelle Lau	30,000	18,353	48,353

(1) Option award amounts reflect the fair market value on the date of grant for our directors for the year ended December 31, 2011, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

(2) Ye Tian resigned from the Company’s Board of Directors, effective June 25, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock and Series A Convertible Preferred Stock constitute our only voting securities. Holders of our common stock and Series A Convertible Preferred Stock vote together as a single class. As of February 29, 2012, we had 31,085,859 shares of common stock and 200,000 shares of Series A Convertible Preferred Stock issued and outstanding. Each holder of Series A Convertible Preferred Stock is entitled to that number of votes equal to the number of shares of common stock into which such holder’s aggregate number of shares of Series A Convertible Preferred Stock is convertible immediately after the close of business on the applicable record date. Currently, the Series A Convertible Preferred Stock is convertible into an aggregate of 105,882 shares.

The following table sets forth, as of February 29, 2012, the beneficial ownership of our common stock by (a) each person or group of persons known to us to beneficially own more than 5% of our outstanding shares of common stock, (b) each of our directors and named executive officers and (c) all of our directors and executive officers as a group. None of the foregoing persons hold any shares of our Series A Convertible Preferred Stock. Except as indicated in the footnotes to the table below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after February 29, 2012 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the table below, the address of each individual named below is Building#26, No. 1388 Zhangdong Road, Zhangjiang Hi-tech Park, Shanghai ,China, 201203.

	Amount and Nature of Beneficial
	Ownership			Percentage of Beneficial Ownership
Name of Beneficial			Series A		Series A
Owner	Common Stock		Preferred Stock	Common Stock(1)	Preferred Stock
Qinghuan Wu	11,454,254		-0-	36.85%	—
Jialing Zhou(4)	8,302,836		-0-	26.71%	—
Qi Chen	100,000		-0-	*	—
Estelle Lau	60,000	(2)	-0-	*	—
Yan Sum Kung	15,000	(3)	-0-	*	—
Jules Silbert	15,000	(3)	-0-	*	—
Simon Dong	10,000		-0-	*	—
Dexamenos
Development S.A.
6 Rue Adolphe,
Luxembourg	-0-		200,000	—	100%
All directors and
officers as a group (6
persons)	19,957,090			64.20%

(1)	Based upon 31,085,859 shares of common stock issued and outstanding as of December 31, 2011. Does not include 200,000 shares of Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock.
(2)	Includes 60,000 shares of common stock issuable upon exercise of outstanding options.
(3)	Includes 15,000 shares of common stock issuable upon exercise of outstanding options.
(4)	Jialing Zhou resigned as our director in June 2011. She is the only person who is not a director or officer as of February 29, 2012, listed in the table above. Ms. Zhou is the wife of Mr. Qinghuan Wu.
*	Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu, our Chairman and Chief Executive Officer, to lease office space. For the years ended December 31, 2010 and 2011, the Company paid $53,258 and $53,258, respectively, in rent to Mr. Qinghuan Wu's son.

On February 1, 2010, Mr. Qinghuan Wu, arranged for Haide Engineering (Hong Kong) Limited (“Haide”), a company controlled by Mr. Qinghuan Wu, to lend to the Company the sum of $1,000,000. The proceeds of this loan were forwarded to CER Yangzhou in the form of an investment which helped fund the Company’s new plant in Yangzhou, China. The loan is an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company is scheduled to pay the sum of $23,750 at the end of every three calendar months. The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the Loan Agreements. The Company repaid principal of $460,000 in December 2010. On October 10, 2011, CER paid the remaining outstanding principal due under the long-term loan. The prepayment sum of $548,550 represented the principal amount and the interest due.

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system will be part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant. 79 percent of the project was completed as of December 31, 2011 and the project is scheduled for full completion by March 2012. Transactions between CER and Zhenjiang Kailin were presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of a significant creditor, Hold and Opt Investments Limited (as discussed in Note 7, Short-Term Loans) and is a less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. Management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER. For the year ended December 31, 2011, revenue earned from the contract amounted to $32,503,158. The cost of revenue associated with the revenue is $27,890,750; accounts receivable from the related party for the work under contract amounted to $9,088,157 as of December 31, 2011.

On November 25, 2011, CER Yangzhou entered into a guaranty contract regarding the Zhenjiang Kailin related party contract with third party CGN Energy. CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the Zhenjiang Kailin project contract price. CER sold certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat recovery project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. The substance of this transaction is Zhenjiang Kailin obtaining financing from third party CGN Energy to pay CER. CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat recovery project. If there is any default by Zhenjiang Kailin, the first in guarantee order is Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy. The second in guarantee order is Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. Third in guarantee order is CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat recovery project contract. The amount of the guarantee, RMB 24.1 million, represents 7.8% of the RMB307 million project price.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with their ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Yan Sum Kung, Jules Silbert, and Estelle Lau are “independent directors” as defined under the rules of The Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

PricewaterhouseCoopers (“PwC”), our current auditor, performed the audit of our annual consolidated financial statements for the years ended December 31, 2011 and 2010. PwC also performed the review of our quarterly financial statements for the first, second and third quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively.

The following is a summary of fees billed by the principal accountant for services rendered during each of the years ended December 31, 2010 and 2011.

Audit Fees. For the years ended December 31, 2010 and December 31, 2011, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $402,397 and $421,563, respectively.

Audit Related Fees. For the years ended December 31, 2010 and December 31, 2011, there were no fees billed for professional services by our independent auditors for such services.

Tax Fees. For the years ended December 31, 2010 and December 31, 2011, there were no fees billed for professional services rendered by our independent auditors for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2010 and December 31, 2011, there were no other fees billed for other professional services by our independent auditors.

Pre-Approval Policy

The Audit Committee pre-approves the services to be provided by its independent auditors. During the year ended December 31, 2011, the Audit Committee reviewed in advance the scope of the annual audit to be performed by the independent auditors and the independent auditors’ audit fees and approved them.

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

  3.  Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Merger dated as of April 7, 2006 by and between the Registrant and its wholly-owned subsidiary Commerce Development Corporation, Ltd. (1)
2.2	Share Exchange Agreement made effective as of January 24, 2008 by and among the Registrant, Poise Profit International, Ltd. and the selling stockholders of Poise Profit International, Ltd. as set out in the Share Exchange Agreement (2)
2.3	Asset Purchase Agreement dated as of January 25, 2008 between the Registrant and MMA Acquisition Company (2)
2.4	First Amendment to Share Exchange Agreement, dated as of April 15, 2008, by and among the Registrant, Poise Profit International, Ltd. and the undersigned shareholders of Poise Profit International, Ltd. (3)
3.1	Amended and Restated Certificate of Incorporation (13)
3.2	Corrected Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of China Energy Recovery, Inc. (14)
3.3	Bylaws (15)
3.4	First Amendment to the Bylaws (16)
3.5	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of China Energy Recovery, Inc. (17)
4.1	Form of Warrant issued under the Consulting Agreement (2)
4.2	Form of Warrant issued in the Financing (3)
4.3	Registration Rights Agreement dated as of January 18, 2008 by and among the Registrant and certain stockholders signatory thereto (3)
4.4	Form of Registration Rights Agreement dated as of April 15, 2008 by and among the Registrant and the investors in the Financing (3)
4.5	Warrant issued under the Consulting Agreement between China Energy Recovery, Inc. and ARC China, Inc. (6)

10.1	Securities Purchase Agreement dated as of January 9, 2006 by and among the Registrant and the purchasers signatory thereto (7)
10.2	Securities Purchase Agreement dated as of April 13, 2006 by and among the Registrant and the purchasers signatory thereto (8)
10.3	Stock Purchase Agreement dated as of April 18, 2006 by and among the selling stockholders and purchasers signatory thereto (8)
10.4	Form of Securities Purchase Agreement dated as of April 15, 2008 by and among the Registrant and the purchasers signatory thereto (3)
10.5	Amended and Restated Senior Secured Promissory Note dated as of January 9, 2008 (9)
10.6	Escrow Agreement dated as of April 15, 2008 by and among the Registrant, Poise Profit International, Ltd., Qinghuan Wu and Jialing Zhou (3)
10.7	Loan and Transaction Expenses Agreement dated as of December 18, 2007 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and RMK Emerging Markets, LLC (3)
10.8	Loan Conversion Agreement dated as of April 15, 2008 between RMK Emerging Markets, LLC, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and China Energy Recovery, Inc. (3)
10.9	Leasing and Operating Agreement dated as of April 22, 2004 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and Shanghai Si Fang Boiler Factory, together with Amendment dated as of November 21, 2005, Amendment dated as of December 28, 2006 and Amendment dates as of June 25, 2007 (3)
10.10	Consulting Services Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.11	Operating Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.12	Proxy Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.13	Option Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.14	Equity Pledge Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.15	Consulting Services Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.16	Operating Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.17	Proxy Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.18	Option Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.19	Equity Pledge Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.20*	Employment Contract dated as of January 1, 2006 between Shanghai Hai Lu Kun Lun, Hi-Tech Engineering Co., Ltd. and Qinghuan Wu (3)
10.21	Consulting Agreement dated as of June 20, 2008 between China Energy Recovery, Inc. and ARC China, Inc.(6)
10.22	Amendment dated as of August 20, 2008 to Leasing and Operating Agreement dated as of April 22, 2004 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and Shanghai Si Fang Boiler Factory, as amended (10)

10.23	First Amendment to Consulting Agreement dated as of August 11, 2008 between China Energy Recovery, Inc. and ARC China, Inc. (10)
10.24*	Stock Option Plan (12)
10.25	Loan Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.26	Registration Rights Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.27	Form of Loan Agreement dated February 1, 2010, between investors and CER Holdings (Hong Kong) Limited (19)
10.28	Loan Agreement between Haide Engineering (Hong Kong) Limited and CER (Hong Kong) Holdings Limited dated February 1, 2010 (19)
10.29	Form of Loan Agreement dated as of December 31, 2010 between registrant and Hold and Opt Investments Limited (20)
10.30	Form of Collateral Agreement, related to the Loan Agreement dated as of December 31, 2010 (20)
10.31	Loan agreement with Shanghai Pudong Development Bank dated November 18, 2010 (+)
10.32	Loan agreement with Bank of China dated the December 9, 2010(+)
10.33	Retainer agreement with Mr. Ye Tian(+)
10.34	Retainer agreement with Ms. Estelle Lau (21)
10.35	Retainer agreement with Dr. Kung (+)
10.36	Agreement with Kailin Energy Zhenjiang Ltd. dated January 8, 2011(+)
10.37	Loan agreement with Hold And Opt Investments Limited dated September 30, 2011(+)
10.38	Loan agreement with Shanghai Pudong Zhanjiang Micro-credit Co., Ltd dated February 27, 2012(+)
10.39	Loan agreement with Shanghai Pudong Development Bank dated August 31, 2011 (+)
10.40	Bank acceptance agreement with Industrial and Commercial Bank of China Limited, Zhangjiang Branch dated November 24, 2011 (+)
10.41	Loan agreement with Industrial and Commercial Bank of China Limited, Zhangjiang Branch dated December 29, 2011 (+)
10.42	Guaranty Contract for Kailin Energy Zhenjiang Ltd. 800kt/a sulfuric acid waste heat recovery project(+)
10.43	Retainer agreements with Mr. Silbert
21.1	List of Subsidiaries (+)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (+)

*	Indicates management contract, compensatory plan or arrangement.
1.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
2.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2008.
3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2008.
4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
5.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
6.	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 31, 2008.
7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2006.
8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2006.
9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 15, 2008.
10.	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on August 25, 2008.
11.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 24, 2008.
12.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 4, 2008.
13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2008
17.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 5, 2009.
18.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 26, 2009.
19.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 4, 2010.
20	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 10, 2011.
21.	Incorporated by his reference to the resistant’s Current Report on form 8-K filed on October 6, 2009.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

March 30, 2012	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

/s/ Qinghuan Wu	Chief Executive Officer and Director
Qinghuan Wu	March 30, 2012

Principal Financial and Accounting Officer

/s/ Simon Dong	Acting Chief Financial Officer
Simon Dong	March 30, 2012

Directors:

/s/ Qi Chen	Chief Operation Officer and Director
Qi Chen	March 30, 2012

/s/ Jules Silbert	Director
Jules Silbert	March 30, 2012

/s/ Yan Sum Kung	Director
Yan Sum Kung	March 30, 2012

/s/ Estelle Lau	Director
Estelle Lau	March 30, 2012

