Form 10-Q/A
period 2011-03-31
China Energy Recovery, Inc.
filed 2012-05-16
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This amended filing on Form 10-Q/A has been filed as part of a restatement of China Energy Recovery’s consolidated financial statements for the first, second, and third quarters of 2011. Such restatements and amendments relate only to the three month period ended March 31, 2011, three month (and six month) period ended June 30, 2011, and three month (and nine-month) period ended September 30, 2011. There are no changes to amounts for the prior comparative periods or any other periods or balance sheet dates. Specifically, such restatements and amendments are reflected in Part I, Item 1. “Unaudited Consolidated Financial Statements,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q/A.

The rationale for the restatement of certain amounts is further described in a Form 8-K filed by China Energy Recovery with the Securities and Exchange Commission on March 30, 2012. Amended disclosures are included in this Form 10-Q/A, particularly Note 2, “Restatement of Previously Issued Financial Statements.”.

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 originally filed with the Securities and Exchange Commission on May 23, 2011 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND MARCH 31, 2011

(UNAUDITED)

	December 31,	March 31,
	2010	2011
		Restated
ASSETS

CURRENT ASSETS:
Cash	$2,996,076	2,679,096
Restricted cash	218,346	220,544
Notes receivable	1,341,359	3,333,126
Accounts receivable, net of allowance for doubtful accounts	7,059,935	12,691,226
Inventories	8,661,800	9,599,996
Other current assets and receivables	1,185,032	876,618
Deferred financial cost – current	215,623	141,271
Advances on purchases	15,200,669	25,927,183
Total current assets	36,878,840	55,469,060

NON-CURRENT ASSETS:
Plant and equipment, net	10,101,755	24,748,028
Deferred tax assets	171,776	363,234
Intangible assets	2,477,959	2,532,317
Long-term accounts receivable	4,679,121	-
Total non-current assets	17,430,611	27,643,579
Total Assets	$54,309,451	83,112,639

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,557,848	17,296,278
Accrued expenses and other liabilities	1,912,544	1,331,171
Advances from customers	27,530,065	39,412,380
Advances from customers-related party	-	7,300,894
Taxes payable	1,631,507	567,675
Short-term bank loans	4,333,700	4,057,032
Derivative liability, current	374,846	220,310
Long-term loan, current	3,177,973	3,338,774
Total current liabilities	43,518,483	73,524,514

NON-CURRENT LIABILITIES:
Warrant liability	1,332,760	839,324
Derivative liability	48,461	26,407
Convertible note	4,691,582	4,728,124
Long-term loan	543,778	-
Total non-current liabilities	6,616,581	5,593,855
Total Liabilities	50,135,064	79,118,369

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and March 31, 2011)	189	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 30,956,651 shares issued and outstanding as of December 31, 2010 and March 31, 2011, respectively)	30,906	30,956
Additional Paid-in-capital	8,313,385	8,388,896
Accumulated deficit	(4,713,541)	(5,189,988)
Statutory reserves	132,802	132,802
Accumulated other comprehensive income	410,646	631,415
Total shareholders' equity	4,174,387	3,994,270
Total liabilities and shareholders' equity	$54,309,451	83,112,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011

(UNAUDITED)

	Three months ended March 31,
	2010	2011
		Restated
REVENUES
Third parties	$4,093,778	$5,605,402
Related party	-	1,774,657
Total revenue	4,093,778	7,380,059

COST OF REVENUES
Third parties	(3,476,202)	(6,141,141)
Total cost of revenues	(3,476,202)	(6,141,141)

GROSS PROFIT	617,576	1,238,918

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,156,089)	(1,813,081)

LOSS FROM OPERATIONS	(538,513)	(574,163)

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	518,486	477,889
Change in fair value of derivative liabilities	311,500	162,217
Non-operating income/(loss), net	728,713	(190,617)
Interest expenses, net	(664,368)	(369,525)
Total other income, net	894,331	79,964

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	355,818	(494,199)

PROVISION FOR INCOME TAXES	(167,239)	17,752

NET INCOME/(LOSS)	188,579	(476,447)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	9,432	220,769

COMPREHENSIVE INCOME/(LOSS)	$198,011	$(255,678)

EARNINGS/(LOSS) PER SHARE:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,734,134	30,930,949
Diluted	30,734,134	30,930,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total
							Restated	Restated
BALANCE, at January 1, 2010	662,963	$626	30,638,720	$30,639	$8,163,224	$132,802	$(1,194,158)	$(77,485)	$7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

BALANCE, at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387
									-
Common stock for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Stock based compensation	-	-	-	-	35,253	-	-	-	35,253
Net loss	-	-	-	-	-	-	(476,447)	-	(476,447)
Foreign currency translation gain	-	-	-	-	-	-	-	220,769	220,769

BALANCE, at March 31, 2011	200,000	$189	30,956,651	$30,956	$8,388,896	$132,802	$(5,189,988)	$631,415	$3,994,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011

(UNAUDITED)

	Three months ended March 31,
	2010	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$188,579	$(476,447)
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Depreciation and amortization	65,924	224,790
Change in allowance for doubtful accounts	-	(19,783)
Change in inventory provision	-	26,141
Stock based compensation	35,253	35,253
Common stock for consulting services	-	40,308
Accretion interest of long-term loan	-	15,816
Change in fair value of warrants	(518,486)	(477,889)
Change in Value of convertible note	(311,500)	(162,217)
Interest expense of convertible note	437,097	110,894
Cancellation of warrants	-	(15,547)
Deferred tax expense	71,474	(191,458)
Change in operating assets and liabilities:
Notes receivable	287,836	(1,991,767)
Accounts receivable	(937,107)	(5,617,755)
Inventories	(483,923)	(964,337)
Other receivables	(39,482)	308,414
Advances on purchases	(2,220,870)	(13,559,288)
Long term accounts receivable, retainage	825,550	4,679,121
Accounts payable	(479,074)	2,466,559
Other payables and accrued liabilities	(247,466)	(595,747)
Advances from customers	1,799,438	11,882,315
Advances from customers – related party		7,300,894
Taxes payable	(730,234)	(1,063,832)
Effects of exchange rate change in operating activities	-	188,019
Net cash (used in)/provided by operating activities	(2,256,991)	2,142,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipments	(754,881)	(1,711,487)
Purchase intangible assets	(14,696)	(40,763)
Net cash used in investing activities	(769,577)	(1,752,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	-	(398,793)
Cash proceeds from long term loans	4,642,995	-
Principal payment of short term bank loans	(880,200)	(319,578)
Net cash provided by/(used in) financing activities	3,762,795	(718,371)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	9,432	11,184

INCREASE/(DECREASE) IN CASH	745,658	(316,980)

CASH, beginning	$2,386,573	$2,996,076

CASH, ending	$3,132,231	$2,679,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	-	115,441
Cash paid during the year for interest	243,460	511,254

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	437	-
Accounts payable relating to purchase of buildings and equipments	371,649	10,271,871

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

Note 2 – Restatement of Unaudited Consolidated Financial Statements for three months ended March 31, 2011

On March 30, 2012 the Group filed a current report on Form 8-K announcing the pending restatement of previously issued unaudited financial information for the first, second, and third quarters of 2011. Such restatements and amendments do not affect any other financial information for any other previous periods. Furthermore, the full year ended December 31, 2011, for which results were reported on Form 10-K as filed March 31, 2012, was not impacted.

The root cause of the necessary adjustments to the quarterly interim financial information for the first three quarters of 2011 was identified during the preparation of the Group’s annual 2011 financial statements as reported in Form 10-K filed March 31, 2012. The Group determined that transaction losses resulting from variations in foreign currency exchange rates on certain purchase transactions denominated in U.S. dollars involving the Group’s onshore PRC subsidiaries (which use the yuan renminbi, or RMB as their functional currency) were incorrectly classified as translation losses and were incorrectly included in other comprehensive income (loss). These losses should have been reported in the statement of operations within other income (expense). Such transaction losses only impacted the first three quarters of 2011 as the underlying business activity involving purchasing of raw materials related to the Group’s then-under-construction Yangzhou production facility started in 2011 and was substantially completed by the end of 2011. The transaction losses arose as a result of cash advances made to suppliers which were denominated in U.S. dollars (for an entity whose functional currency was the Renminbi). When equipment was later received in satisfaction of these advances (or when unsettled advances, which are typically settled in a few months or less, were re-valued at the end of an accounting period) the weakening of the U.S. dollar against the Renminbi led to an exchange loss.

Adjustments, and causes therefor, are reflected below for the consolidated balance sheet and statement(s) of income and other comprehensive income (loss). Adjustments to the consolidated statement of shareholders’ equity are limited to the associated effect of balance sheet and statement of operations restated amounts and are included in the captions for “net income” and “foreign currency translation” in the columns marked “Restated” in Item 1. Adjustments to the statement of cash flows are limited to the associated effect of balance sheet and statement of operations restated amounts and included in the captions for “net income,” “deferred tax expense,” and “effects of exchange rate changes in operating activities” in the 2011 column marked “Restated” in Item 1.

Consolidated Balance Sheet Impact:

The following table sets forth the effects on the Group’s consolidated balance sheet.

	March 31, 2011
	Previously
	Reported	Adjustments (a)	Restated

ASSETS

CURRENT ASSETS:
Cash	$2,679,096	-	2,679,096
Restricted cash	220,544	-	220,544
Notes receivable	3,333,126	-	3,333,126
Accounts receivable, net of allowance for doubtful accounts	12,691,226	-	12,691,226
Inventories	9,599,996	-	9,599,996
Other current assets and receivables	876,618	-	876,618
Deferred financial cost – current	141,271	-	141,271
Advances on purchases	25,927,183	-	25,927,183
Total current assets	55,469,060	-	55,469,060

NON-CURRENT ASSETS:
Plant and equipment, net	24,748,028	-	24,748,028
Deferred tax assets	333,113	30,121	363,234
Intangible assets	2,532,317	-	2,532,317
Long-term accounts receivable	-	-	-
Total non-current assets	27,613,458	30,121	27,643,579
Total Assets	$83,082,518	30,121	83,112,639

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,296,278	-	17,296,278
Accrued expenses and other liabilities	1,331,171	-	1,331,171
Advances from customers	39,412,380	-	39,412,380
Advances from customers-related party	7,300,894	-	7,300,894
Taxes payable	567,675	-	567,675
Short-term bank loans	4,057,032	-	4,057,032
Derivative liability, current	220,310	-	220,310
Long-term loan, current	3,338,774	-	3,338,774
Total current liabilities	73,524,514	-	73,524,514

NON-CURRENT LIABILITIES:
Warrant liability	839,324	-	839,324
Derivative liability	26,407	-	26,407
Convertible note	4,728,124	-	4,728,124
Long-term loan	-	-	-
Total non-current liabilities	5,593,855	-	5,593,855
Total Liabilities	79,118,369	-	79,118,369

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and March 31, 2011)	189	-	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 30,956,651 shares issued and outstanding as of December 31, 2010 and March 31, 2011, respectively)	30,956	-	30,956
Additional Paid-in-capital	8,388,896	-	8,388,896
Accumulated deficit	(5,099,627)	(90,361)	(5,189,988)
Statutory reserves	132,802	-	132,802
Accumulated other comprehensive income	510,933	120,482	631,415
Total shareholders' equity	3,964,149	30,121	3,994,270
Total liabilities and shareholders' equity	$83,082,518	30,121	83,112,639

(a)	Deferred tax assets increased by $30,121 because CER Yangzhou recognized additional deferred tax assets for the increase in non-operating losses.

Consolidated Statement of Income and other Comprehensive Income (Loss) Impact:

The following table sets forth the effects on the Group’s consolidated statement of income and other comprehensive income (loss).

	Three months ended March 31, 2011,
	Previously
	Reported	Adjustments (a) / (b)	Restated
REVENUES
Third parties	5,605,402	-	5,605,402
Related party	1,774,657	-	1,774,657
Total revenue	7,380,059	-	7,380,059

COST OF REVENUES
Third parties	(6,141,141)	-	(6,141,141)
Total cost of revenues	(6,141,141)	-	(6,141,141)

GROSS PROFIT	1,238,918	-	1,238,918

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,813,081)	-	(1,813,081)

LOSS FROM OPERATIONS	(574,163)	-	(574,163)

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	477,889	-	477,889
Change in fair value of derivative liabilities	162,217	-	162,217
Non-operating income/(loss), net	(70,135)	(120,482)	(190,617)
Interest expenses, net	(369,525)	-	(369,525)
Total other income, net	200,446	(120,482)	79,964

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(373,717)	(120,482)	(494,199)

PROVISION FOR INCOME TAXES	(12,369)	30,121	17,752

NET INCOME/(LOSS)	(386,086)	(90,361)	(476,447)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	100,287	120,482	220,769

COMPREHENSIVE INCOME/(LOSS)	(285,799)	30,121	(255,678)

EARNINGS/(LOSS) PER SHARE:
Basic	(0.01)	(0.01)	(0.02)
Diluted	(0.01)	(0.01)	(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,930,949	-	30,930,949
Diluted	30,930,949	-	30,930,949

(a)	Non-operating losses, net increased by $120,482 and loss per share increased by $0.01 because of the incorrect classification of realized foreign exchange losses, resulting from purchasing activity denominated in a currency other than the functional currency. The incorrect classification affected exchange gains and losses reported in net income and foreign currency translation adjustments reported in other comprehensive income.

(b)	The provision for income taxes was impacted by an additional $30,121 in deferred tax benefits resulting from the additional losses.

Note 3 – Summary of Significant Accounting Policies

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2010 and 2011, foreign currency translation income amounted to $9,432 and $220,769, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive income amounted to $410,646 and $631,415 as of December 31, 2010 and March 31, 2011, respectively. The balance sheet accounts with the exception of equity at December 31, 2010 and March 31, 2011 were translated at RMB6.83 to $1.00 and RMB6.56 to $1.00 respectively.

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

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and March 31, 2011, the carrying values of these assets and liabilities approximated their fair values.

Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and March 31, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of December 31, 2010 and March 31, 2011.

		Balance as of March 31, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$220,310	-	-	$220,310
Derivative liability (Note 14)	$26,407	-	-	$26,407
Warrant liability (Note 14)	$839,324	-	-	$839,324

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$374,846	-	-	$374,846
Derivative liability (Note 14)	$48,461	-	-	$48,461
Warrant liability (Note 14)	$1,332,760	-	-	$1,332,760

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the three months ended March 31, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Derivative liability of convertible notes (Note 10)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(477,889)
Change in fair value of derivative liability recognized in earnings	(162,217)
Warrant cancellation(Note 16)	(15,547)
Derivative liability realized	(14,373)
Balance at March 31, 2011	$1,086,041

The following presents the carrying value and the estimated fair value of the Company’s convertible note at March 31, 2011:

	Carry Value	Fair Value

Convertible note	$4,728,124	$4,716,142

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

Note 4 – Accounts Receivable

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

Note 5 – Inventories

As of December 31, 2010 and March 31, 2011, inventories consist of the following:

	December 31,	March 31,
	2010	2011

Raw materials	$1,589,194	$1,858,151
Work in progress	6,837,139	7,532,675
Finished goods	235,467	209,170
Total inventories	$8,661,800	$9,599,996

For the three months period ended March 31, 2010 and 2011, management accrued inventory provision of $0 and $ 26,141, respectively.

Note 6 –Property, plant and equipment, Net

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

The grant value of the warrants issued in conjunction with the Convertible Notes was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three months ended March 31, 2010 and 2011, $138,791 and $74,352, respectively, of deferred financing cost was amortized and charged to financial expenses. The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because their exercise price is denominated in US dollars, which is a currency other than the Company’s functional currency, i.e., the RMB. Changes in fair value of the Commitment Warrants (Note 14) for the three months ended March 31, 2010 and 2011 was recorded in the consolidated statements of operations.

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

Note 11 – Taxation

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

	Three months ended March 31,
	2010	2011
		Restated
Statutory CIT rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(5.66)%	(10.98)%
Permanent difference	(78.48)%	40.51%
Utilization of deferred income tax liability	-
Allowance for deferred income tax assets	97.14%	(59.94)%
Effective CIT rate	47.00%	3.59%

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	March 31,
	2010	2011
		Restated
Deferred tax assets, non-current:
Tax loss carry forwards	3,299,721	3,764,800
-Allowance for doubtful accounts and provision for inventory	120,839	125,631
Valuation allowance	(3,116,086)	(3,412,300)
	304,474	478,131
Total deferred tax assets	304,474	478,131

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(132,698)	(114,897)
Total deferred tax liabilities	(132,698)	(114,897)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	March 31,
	2010	2011
		Restated
Deferred tax assets, current, net	-	-
Deferred tax assets, non-current net	171,776	363,234
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profit/(loss) of non-US subsidiaries as of December 31, 2010 and March 31, 2011 were approximately ($498,756) (RMB2,643,099),and $1,037,208 (RMB6,181,362), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared out of the cumulative retained earnings as of December 31, 2010 and March 31, 2011.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three months ended March 31, 2010 and 2011, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended March 31,
	2010	2011
		Restated
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax benefit/(expense )	(167,239)	17,752
Total provision for income taxes benefit/(expense)	$(167,239)	$17,752

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended March 31, 2010 and 2011. The net operating loss carry forwards for the U.S. income tax purposes is approximately $5,769,315 and $7,186,830  for the three months ended March 31, 2010 and 2011, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has recorded $3,299,721 and $3,764,800 of deferred tax assets as of December 31, 2010 and March 31, 2011 for these losses carryforwards.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011
		Restated
Numerator:
Net (loss)/income for the period	188,579	(476,447)
Amount allocated to preferred stockholders	1,557
Net (loss)/income available to common stock holders – Basic and diluted	187,022	(476,447)

Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	30,734,134	30,930,949
Denominator for diluted earnings per share	30,734,134	30,930,949
Basic (loss)/earnings per share	0.01	(0.02)
Diluted (loss)/earnings per share	0.01	(0.02)

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

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September 29,2009	December 31, 2010	March 31, 2011
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.15%	1.32%
Expected volatility	79.86%	51.0%	42.0%
Expected life (in years)	2.00 years	1.75 years	1.50
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	203,916	32,741

We calculated the derivative liability on exchange rate based on the following key assumptions:

Derivative liability from convertible notes	March 31,2011

Estimated forward rate	6.4721
Discount rate	0.66%
Discount factor	0.9902

Fair value	$26,407

Derivative liability from long-term loan	March 31, 2011

Estimated forward rate	6.4059-6.5348
Discount rate	0.25%-0.81%
Discount factor	0.9859-0.9997

Fair value	$187,569

Warrants issued in connection with convertible notes;

	May 21, 2009 (Issuance date)	December 31, 2010	March 31, 2011
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	1.15	1.07
Exercise price	$1.8	1.8	1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	3.39	3.14
Risk-free interest rate	2.15%	1.22%	1.41%
Expected volatility	70%	78%	78.5%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	687,182	590,441

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2010	March 31, 2011
Number of shares exercisable	1,968,561	1,852,820
Risk-free interest rate	0.72%	0.85%
Expected volatility	83%	62%
Expected life (in years)	2.29 years	2.04 years
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$645,578	$248,884

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.

(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

(e)	On March 2011, one warrant holder with the right to purchase 115,741 shares surrendered its warrant to the Company for cancellation and abandonment of all rights thereunder.

Note 15 - Stock-Based Compensation

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

Note 16 – Interest Expense, Net

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

On April 15, 2011, CER prepaid the remaining principal due under the $4 million long-term loan (note 9). The prepayment sum is $2,981,244, representing the principal amount due, the prepayment premium and the net interest due. Additionally, CER will issue 117,230 shares to the lenders based on the principal amount due under the terms of the Exchange Rate Differential Payment provisions of the Loan Agreement.

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

Fair Value Measurements

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted accounting standard regarding fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

•	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and March 31, 2011, the carrying values of these assets and liabilities approximated their fair values.

•	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and March 31, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

•	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of March 31, 2011.

		Balance as of March 31, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$220,310	-	-	$220,310
Derivative liability (Note 14)	$26,407	-	-	$26,407
Warrant liability (Note 14)	$839,324	-	-	$839,324

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the three months ended March 31, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Derivative liability of convertible notes (Note 10)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(477,889)
Change in fair value of derivative liability recognized in earnings	(162,217)
Warrant cancellation(Note 16)	(15,547)
Derivative liability realized	(14,373)
Balance at March 31, 2011	$1,086,041

The following presents the carrying value and the estimated fair value of the Company’s convertible note at March 31, 2011:

	Carry Value	Fair Value

Convertible note	4,728,124	4,716,142

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31,
	2010	%ofRevenue	2011	%ofRevenue
			Restated	Restated
REVENUES
Third parties	4,093,778	100.0%	5,605,402	76.0%
Related parties	-		1,774,657	24.0%
Total revenue	4,093,778	100.0%	7,380,059	100.0%

COST OF REVENUES
Third parties	(3,476,202)	(84.9)%	(6,141,141)	(83.2)%
Total cost of revenues	(3,476,202)	(84.9)%	(6,141,141)	(83.2)%

GROSS PROFIT	617,576	15.1%	1,238,918	16.8%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,156,089)	(28.2)%	(1,813,081)	(24.6)%

LOSS FROM OPERATIONS	(538,513)	(13.2)%	(574,163)	(7.8)%

OTHER INCOME/(EXPENSE) , NET:
Change in fair value of warrants	518,486	12.7%	477,889	6.5%
Change in fair value of derivative liabilities	311,500	7.6%	162,217	2.2%
Non-operating income/(expenses), net	728,713	17.8%	(190,617)	(2.6)%
Interest expenses, net	(664,368)	(16.2)%	(369,525)	(5.0)%
Total other income, net	894,331	21.8%	79,964	1.1%

INCOME/(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	355,818	8.7%	(494,199)	(6.7)%

PROVISION FOR INCOME TAXES	(167,239)	(4.1)%	17,752	0.2%

NET INCOME/(LOSS)	188,579	4.6%	(476,447)	(6.5)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	9,432	0.2%	220,769	3.0%

COMPREHENSIVE INCOME/(LOSS)	198,011	4.8%	(255,678)	(3.5)%

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

Other Income/(Expense). For the three months ended March 31, 2011, the Company incurred other income of $79,964 for the three months ended March 31, 2011 as compared to $894,331 for the three months ended March 31, 2010, an absolute difference of $814,367.  The difference consisted primary of $189,880 of change in fair value of warrants and derivative liabilities, and $919,330  of non-operating income, offset by $294,843 of interest expenses, all as further described below.

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

[The following added paragraph reflects amended information. See Footnote 2 to the consolidated unaudited financial statements.]

During the three months ended March 31, 2011, CER purchased imported equipment via advance payments to suppliers denominated in U.S. dollars, where the functional currency of the associated entity was the Renminbi. Subsequently, CER realized foreign exchange losses based on variations in the USD to Renminbi exchange rate between the date that the prepayments were made and the dates the related shipments of equipment were received. With RMB appreciation against the US dollar from RMB6.62 to $1 to RMB6.56 to $1 over the three months ended March 31, 2011, an exchange loss was realized. An amount of $120,482 was included in other income/expense for such losses (nil for the previous year’s same quarter).

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

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended March 31, 2011, two Chinese entities, Shanghai Engineering and CER Shanghai realized profit and generated income tax expense while CER Yangzhou recognized deferred tax assets for its loss position and impose a negative impact on income tax provision. Netting off the two above impacts, the Company incurred $17,752 of income tax benefit, as compared to income tax provision of $167,239 for the three months ended March 31, 2010, an absolute change of $184,991.

Net Income/(Loss). Net loss was $476,447 for the three months ended March 31, 2011, as compared to a net income of $188,579 for the three months ended March 31, 2010, an absolute difference of $665,026. This difference is mainly due to higher selling, general and administrative expenses over the prior period and the lack of a government research and development subsidy in the first three months of 2011.

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

CHINA ENERGY RECOVERY, INC.

May 15th, 2012	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

May 15th, 2012	By:	/s/ Simon Dong
Simon Dong
Acting Chief Financial Officer (Principal Financial Officer)

