Form 10-Q/A
period 2011-06-30
China Energy Recovery, Inc.
filed 2012-05-16
CIK 1208790

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

EXPLANATORY NOTE

This amended filing on Form 10-Q/A has been filed as part of a restatement of China Energy Recovery’s consolidated financial statements for the first, second, and third quarters of 2011. Such restatements and amendments relate only to the three month period ended March 31, 2011, three month (and six month) period ended June 30, 2011, and three month (and nine-month) period ended September 30, 2011. There are no changes to amounts for the prior comparative periods or any other periods or balance sheet dates. Specifically, such restatements and amendments are reflected in Part I, Item 1. “Unaudited Consolidated Financial Statements,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

The rationale for the restatement of certain amounts is further described in a Form 8-K filed by China Energy Recovery with the Securities and Exchange Commission on March 30, 2012. Amended disclosures are included in this Form 10-Q/A, particularly Note 2, “Restatement of Previously Issued Financial Statements.”

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 originally filed with the Securities and Exchange Commission onAugust 15, 2011 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND JUNE 30, 2011

(UNAUDITED)

	December 31,	June 30,
	2010	2011
		Restated

ASSETS

CURRENT ASSETS:
Cash	$2,996,076	$3,637,519
Restricted cash	218,346	113,418
Notes receivable	1,341,359	200,876
Accounts receivable, net of allowance for doubtful accounts-third parties	7,059,935	7,197,345
Inventories	8,661,800	13,225,136
Other current assets and receivables	1,185,032	2,390,017
Deferred financial cost	215,623	66,919
Advances on purchases	15,200,669	36,302,215
Total current assets	36,878,840	63,133,445

NON-CURRENT ASSETS:
Plant and equipment, net	10,101,755	24,899,879
Deferred tax assets	171,776	422,514
Intangible assets	2,477,959	2,599,862
Long-term accounts receivable	4,679,121	-
Total non-current assets	17,430,611	27,922,255
Total Assets	$54,309,451	$91,055,700

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,557,848	$15,175,244
Accrued expenses and other liabilities	1,912,544	951,668
Advances from customers-third parties	27,530,065	54,497,070
Advances from customers-related party	-	2,297,156
Taxes payable	1,631,507	1,828,987
Short-term bank loans	4,333,700	5,200,028
Derivative liability, current	374,846	-
Long-term loan, current	3,177,973	543,778
Total current liabilities	43,518,483	80,493,931

NON-CURRENT LIABILITIES:
Warrant liability	1,332,760	401,423
Derivative liability	48,461	99,589
Convertible note	4,691,582	4,767,761
Long-term loan	543,778	-
Total non-current liabilities	6,616,581	5,268,773
Total Liabilities	50,135,064	85,762,704

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and June 30, 2011)	189	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and June 30, 2011, respectively)	30,906	31,085
Additional Paid-in-capital	8,313,385	8,739,080
Accumulated deficit	(4,713,541)	(4,328,388)
Statutory reserves	132,802	132,802
Accumulated other comprehensive income	410,646	718,228
Total shareholders' equity	4,174,387	5,292,996
Total liabilities and shareholders' equity	$54,309,451	$91,055,700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
		Restated		Restated

REVENUES
Third parties	$7,206,141	$6,976,445	$11,299,919	$12,581,847
Related party	-	11,293,381	-	13,068,038
Total revenue	7,206,141	18,269,826	11,299,919	25,649,885

COST OF REVENUES
Third parties	(6,215,657)	(15,127,655)	(9,691,859)	(21,268,796)
Total cost of revenues	(6,215,657)	(15,127,655)	(9,691,859)	(21,268,796)

GROSS PROFIT	990,484	3,142,171	1,608,060	4,381,089

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,350,195)	(2,063,067)	(2,506,284)	(3,876,148)

(LOSS)/INCOME FROM OPERATIONS	(359,711)	1,079,104	(898,224)	504,941

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	559,412	437,901	1,077,898	915,790
Change in fair value of derivative liabilities	507,405	161,501	818,905	323,718
Non-operating income/(expense), net	242,643	(213,510)	971,356	(404,127)
Interest expenses, net	(644,773)	(605,739)	(1,309,141)	(975,264)
Total other income, net	664,687	(219,847)	1,559,018	(139,883)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	304,976	859,257	660,794	365,058

(PROVISION) BENEFIT FOR INCOME TAXES	(33,911)	2,343	(201,150)	20,095

NET INCOME	271,065	861,600	459,644	385,153

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	18,568	86,813	28,000	307,582

COMPREHENSIVE INCOME	$289,633	$948,413	$487,644	$692,735
EARNINGS PER SHARE:
Basic	$0.01	$0.03	$0.02	$0.01
Diluted	$0.01	$0.03	$0.02	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,883,916	31,026,225	30,809,439	30,979,564
Diluted	30,883,916	31,103,542	30,809,439	31,056,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total
							Restated	Restated

BALANCE, at January 1, 2010	662,963	$626	30,638,720	$30,639	$8,163,224	$132,802	$(1,194,158)	$(77,485)	$7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

BALANCE, at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Common stock issued related to long-term loan			129,208	129	144,369				144,498
Stock based compensation	-	-	-	-	241,068	-	-	-	241,068
Net gain	-	-	-	-	-	-	385,153	-	385,153
Foreign currency translation gain	-	-	-	-	-	-	-	307,582	307,582

BALANCE, at June 30, 2011	200,000	$189	31,085,859	$31,085	$8,739,080	$132,802	$(4,328,388)	$718,228	$5,292,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2011

(UNAUDITED)

	Six months ended June 30,
	2010	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$459,644	$385,153
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Depreciation and amortization	136,908	532,570
Change in allowance for doubtful accounts	-	(37,372)
Change in inventory provision	-	21,040
Stock based compensation	70,509	241,068
Common stock issued for consulting service	-	40,308
Common stock issued to settle exchange rate loss related to long-term loan	-	144,498
Accretion interest of long-term loan	17,029	81,870
Amortization of deferred financing cost	408,938	148,704
Accretion of convertible notes	465,255	76,179
Capitalized interest expenses	(41,213)	-
Cancellation of warrants	-	(15,547)
Change in fair value of warrants	(1,077,898)	(915,790)
Change in Value of derivative liabilities	(818,905)	(323,718)
Deferred tax expense	131,425	(250,738)
Change in operating assets and liabilities:
Notes receivable	20,858	1,140,483
Accounts receivable-third parties	(1,717,263)	(114,263)
Inventories	(496,234)	(4,586,742)
Other receivables	(157,594)	(1,204,985)
Advances on purchases	(890,392)	(23,971,466)
Long term accounts receivable, retainage	1,359,242	4,679,121
Accounts payable	(824,854)	5,926,036
Other payables and accrued liabilities	(164,715)	(960,876)
Advances from customers –third parties	3,791,911	26,967,005
Advances from customers –related party	-	2,297,156
Taxes payable	(1,194,935)	197,480
Effects of exchange rate change in operating activities	28,446	315,395
Net cash (used in)/provided by operating activities	(493,838)	10,812,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant, equipments & office building	(3,342,956)	(7,758,196)
Purchase intangible assets	(41,741)	(97,708)
Restricted cash	(97,815)	110,018
Net cash used in investing activities	(3,482,512)	(7,745,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(360,823)	(3,259,843)
Cash proceeds from long term loans	5,003,778	-
Cash proceeds from short term bank loans	-	1,414,288
Principal payment of short term bank loans	(880,200)	(648,984)
Net cash provided by/(used in) financing activities	3,762,755	(2,494,539)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(446)	69,299

(DECREASE)/INCREASE IN CASH	(214,041)	641,443

CASH, beginning	$2,386,573	$2,996,076

CASH, ending	$2,172,532	$3,637,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$53,388	$225,345
Cash paid during the period for interest	$448,660	$705,006

Supplemental schedule of non-cash investing and financing activities:
		-
Accounts payable relating to purchase of plant and equipments	$471,988	$4,691,360
Common stock issued for consulting service	$-	$40,308
Common stock issued related to long-term loan	$-	$144,498

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

Note 2 – Restatement of Unaudited Consolidated Financial Statements for three and six months ended June 30, 2011

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

Consolidated Balance Sheet Impact:

The following table sets forth the effects on the Group’s consolidated balance sheets:

		June 30, 2011
	Previously
	Reported	Adjustments (a)	Restated
ASSETS

CURRENT ASSETS:
Cash	3,637,519	-	3,637,519
Restricted cash	113,418	-	113,418
Notes receivable	200,876	-	200,876
Accounts receivable, net of allowance for doubtful accounts-third parties	7,197,345	-	7,197,345
Inventories	13,225,136	-	13,225,136
Other current assets and receivables	2,390,017	-	2,390,017
Deferred financial cost	66,919	-	66,919
Advances on purchases	36,302,215	-	36,302,215
Total current assets	63,133,445	-	63,133,445

NON-CURRENT ASSETS:
Plant and equipment, net	24,899,879	-	24,899,879
Deferred tax assets	323,966	98,548	422,514
Intangible assets	2,599,862	-	2,599,862
Long-term accounts receivable	-	-	-
Total non-current assets	27,823,707	98,548	27,922,255
Total Assets	90,957,152	98,548	91,055,700

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	15,175,244	-	15,175,244
Accrued expenses and other liabilities	951,668	-	951,668
Advances from customers-third parties	54,497,070	-	54,497,070
Advances from customers-related party	2,297,156	-	2,297,156
Taxes payable	1,828,987	-	1,828,987
Short-term bank loans	5,200,028	-	5,200,028
Derivative liability, current	-	-	-
Long-term loan, current	543,778	-	543,778
Total current liabilities	80,493,931	-	80,493,931

NON-CURRENT LIABILITIES:
Warrant liability	401,423	-	401,423
Derivative liability	99,589	-	99,589
Convertible note	4,767,761	-	4,767,761
Long-term loan	-	-	-
Total non-current liabilities	5,268,773	-	5,268,773
Total Liabilities	85,762,704	-	85,762,704

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and June 30, 2011)	189	-	189
Common stock($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and June 30, 2011, respectively)	31,085	-	31,085
Additional Paid-in-capital	8,739,080	-	8,739,080
Accumulated deficit	(4,032,745)	(295,643)	(4,328,388)
Statutory reserves	132,802	-	132,802
Accumulated other comprehensive income	324,037	394,191	718,228
Total shareholders' equity	5,194,448	98,548	5,292,996
Total liabilities and shareholders' equity	90,957,152	98,548	91,055,700

(a)	Deferred tax assets increased by $98,548 because CER Yangzhou recognized additional deferred tax assets for the additional losses.

Consolidated Statements of Income and Other Comprehensive Income (Loss) Impact:

The following table sets forth the effects on the Group’s consolidated statements of income and other comprehensive income (loss):

	Three months ended June 30, 2011
	Previously
	Reported	Adjustments (a) / (b)	Restated
REVENUES
Third parties	6,976,445	-	6,976,445
Related party	11,293,381	-	11,293,381
Total revenue	18,269,826	-	18,269,826

COST OF REVENUES
Third parties	(15,127,655)	-	(15,127,655)
Total cost of revenues	(15,127,655)	-	(15,127,655)

GROSS PROFIT	3,142,171	-	3,142,171

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,063,067)	—	(2,063,067)

(LOSS)/INCOME FROM OPERATIONS	1,079,104)	—	1,079,104

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	437,901	-	437,901
Change in fair value of derivative liabilities	161,501	-	161,501
Non-operating income/(expense), net	60,199	(273,709)	(213,510)
Interest expenses, net	(605,739)	-	(605,739)
Total other income, net	53,862	(273,709)	(219,847)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,132,966	(273,709)	859,257

PROVISION FOR INCOME TAXES	(66,084)	68,427	2,343

NET INCOME	1,066,882	(205,282)	861,600

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	(186,896)	273,709	86,813

COMPREHENSIVE INCOME	879,986	68,427	948,413
EARNINGS PER SHARE:
Basic	0.03	-	0.03
Diluted	0.03	-	0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,026,225	-	31,026,225
Diluted	31,103,542	-	31,103,542

(a)	Non-operating income was impacted by $273,709 because of the incorrect classification of realized foreign exchange losses, resulting from purchasing activity denominated in a currency other than the functional currency. The incorrect classification affected exchange gains and losses reported in net income and foreign currency translation adjustments reported in other comprehensive income.

(b)	The provision for income taxes was impacted by $68,427 because CER Yangzhou recognized additional deferred tax benefits resulting from the additional losses.

	Six months ended June 30, 2011
	Previously
	Reported	Adjustments (a) / (b)	Restated
REVENUES
Third parties	$12,581,847	-	12,581,847
Related party	13,068,038	-	13,068,038
Total revenue	25,649,885	-	25,649,885

COST OF REVENUES
Third parties	(21,268,796)	-	(21,268,796)
Total cost of revenues	(21,268,796)	-	(21,268,796)

GROSS PROFIT	4,381,089	-	4,381,089

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(3,876,148)	-	(3,876,148)

(LOSS)/INCOME FROM OPERATIONS	504,941	-	504,941

OTHER INCOME/(EXPENSE), NET:
Change in fair value of warrants	915,790	-	915,790
Change in fair value of derivative liabilities	323,718	-	323,718
Non-operating income/(expense), net	(9,936)	(394,191)	(404,127)
Interest expenses, net	(975,264)	-	(975,264)
Total other income, net	254,308	(394,191)	(139,883)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	759,249	(394,191)	365,058

PROVISION FOR INCOME TAXES	(78,453)	98,548	20,095

NET INCOME	680,796	(295,643)	385,153

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	(86,609)	394,191	307,582

COMPREHENSIVE INCOME	$594,187	98,548	692,735
EARNINGS PER SHARE:
Basic	$0.02	(0.01)	0.01
Diluted	$0.02	(0.01)	0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,979,564	-	30,979,564
Diluted	31,056,881	-	31,056,881

(a)	Non-operating loss decreased by $394,191 and earnings per share decreased by $0.01 because of the incorrect classification of realized foreign exchange losses, resulting from purchasing activity denominated in a currency other than the functional currency. The incorrect classification affected exchange gains and losses reported in net income and foreign currency translation adjustments reported in other comprehensive income.

(b)	The provision for income taxes decreased by $98,548 because CER Yangzhou recognized additional deferred tax benefits related to the additional losses.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, and Hi-tech use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2010 and 2011, foreign currency translation income amounted to $18,568 and $86,813, respectively. For the six months ended June 30, 2010 and 2011, foreign currency translation income amounted to $28,000 and $307,582, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive loss amounted to $410,646 and $718,228 as of December 31, 2010 and June 30, 2011, respectively. The balance sheet accounts with the exception of equity at December 31, 2010 and June 30, 2011 were translated at RMB6.83 to $1.00 and RMB6.47 to $1.00 respectively.

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

 (s) Fair value of financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted accounting standard regarding fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and June 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and June 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of June 30, 2011 and December 31, 2010.

		Balance as of June 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability (Note 14)	$99,589	-	-	$99,589
Warrant liability (Note 14)	$401,423	-	-	$401,423

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$374,846	-	-	$374,846
Derivative liability, non-current (Note 14)	$48,461	-	-	$48,461
Warrant liability (Note 14)	$1,332,760	-	-	$1,332,760

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the six months ended June 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Derivative liability of convertible notes (Note 10)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(915,790)
Change in fair value of derivative liability recognized in earnings	(323,718)
Warrant cancellation(Note 14)	(15,547)
Balance at June 30, 2011	$501,012

The following presents the carrying value and the estimated fair value of the Company’s convertible note at June 30, 2011:

	Carry Value	Fair Value

Convertible note	$4,767,761	$4,855,997

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

Note 5 – Inventories

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

Note 7 – Intangible Assets

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

The grant value of the warrants issued in conjunction with the Convertible Notes was treated as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three months ended June 30, 2010 and 2011, $204,469 and $74,352 of deferred financing cost was amortized and charged to financial expenses, respectively. For the six months ended June 30, 2010 and 2011, $408,938 and $148,704 of deferred financing cost was amortized and charged to financial expenses, respectively. The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because their exercise price is denominated in US dollars, which is a currency other than the Company’s functional currency, i.e., the RMB. Changes in fair value of the Commitment Warrants (Note 14) for the three and six months ended June 30, 2010 and 2011 was recorded in the consolidated statements of operations.

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

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31,	June 30,
	2010	2011
		Restated
Deferred tax assets, non-current:
Tax loss carry forwards	3,299,721	3,961,162
-Allowance for doubtful accounts and provision for inventory	120,839	123,307
Valuation allowance	(3,116,086)	(3,582,994)
Subtotal	304,474	501,475
Total deferred tax assets	304,474	501,475

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(132,698)	(78,961)
Total deferred tax liabilities	(132,698)	(78,961)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	June 30,
	2010	2011 Restated
Deferred tax assets, current, net	-	-
Deferred tax assets, non-current net	171,776	422,514
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (a lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated losses of non-US subsidiaries as of December 31, 2010 and June 30, 2011 were approximately $498,756 (RMB2,643,099), and $743,321 (RMB4,240,417), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared as of December 31, 2010 and June 30, 2011.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three and six months ended June 30, 2010 and 2011, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended June 30,
	2010	2011 Restated
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax benefit/(expense )	(33,911)	2,343
Total benefit (provision) for income taxes	$(33,911)	$2,343

	Six months ended June 30,
	2010	2011 Restated
US income tax benefit	$-	$-
HK income tax expense	-	-
PRC income tax benefit (expense)	(201,150)	20,095
Total benefit (provision) for income taxes	$(201,150)	$20,095

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the six months ended June 30, 2010 and 2011. The net operating loss carry forwards for the U.S. income tax purposes is approximately $6,266,125 and $ 7,903,135 for the six months ended June 30, 2010 and 2011, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has recorded $3,299,721 and $3,961,162 of deferred tax assets as of December 31, 2010 and June 30, 2011, respectively for these losses carry forwards.

The valuation allowances as of December 31, 2010 and June 30, 2011 were as follows:

Amount
Balance of December 31, 2009	$1,822,225
Increase	1,293,861
Balance of December 31, 2010	3,116,086
Increase	466,908
Balance of June 30, 2011	$3,582,994

Note 12 –Earnings per Share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2011:

	Three months ended June 30,
	2010	2011 Restated
Numerator:
Net income	271,065	861,600
Amount allocated to preferred stockholders	(927)	(2,934)
Net income available to common stock holders – Basic and diluted	270,138	858,666
Denominator:
Denominator for basic earnings per share -Weighted average common stocks outstanding	30,883,916	31,026,225
Weighted average stock options	-	77,317
Denominator for diluted earnings per share	30,883,916	31,103,542
Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.01	$0.03

	Six months ended June 30,
	2010	2011 Restated

Numerator:
Net income	459,644	385,153
Amount allocated to preferred stockholders	(2,677)	(1,314)
Net income available to common stock holders – Basic and diluted	456,967	383,839
Denominator:
Denominator for basic earnings per share -Weighted average common stock outstanding	30,809,439	30,979,564
Weighted average stock options	-	77,317
Denominator for diluted earnings per share	30,809,439	31,056,881
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

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

Note 14 – Warrant and Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments, which do not have fixed settlement provisions, are deemed to be derivative instruments.  The conversion feature and embedded derivative of the Company’s convertible note (described in Note 10), the related warrants and the warrants issued in connection with the Series A convertible preferred stock, do not have fixed settlement provisions because their conversion and exercise prices are denominated in US dollars, which is a currency other than the Company’s functional currency.  Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature and embedded derivative of the Convertible Notes was separated from the host contract (i.e. the Convertible Notes) and recognized as a derivative liability in the balance sheet, and the warrants issued in connection with the Convertible Notes and Series A preferred stock have been recorded as warranty liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair values reported in the consolidated statements of operation and other comprehensive income.

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions:

	September 29,2009	December 31, 2010	June 30, 2011
	(Issuance date)
Conversion feature of Convertible Note:
Risk-free interest rate	0.95%	1.15%	1.00%
Expected volatility	79.86%	51.0%	36.0%
Expected life (in years)	2.00 years	1.75 years	1.25 years
Expected dividend yield	-	-	-

Fair Value:
Conversion feature	$1,270,500	203,916	-

We calculated the derivative liability on exchange rate based on the following key assumptions:

Derivative liability from convertible notes	June 30,2011

Estimated forward rate	6.3317
Discount rate	0.44%
Discount factor	0.995

Fair value	$99,589

Warrants issued in connection with convertible notes;

	May 21, 2009 (Issuance date)	December 31, 2010	June 30, 2011
Number of shares exercisable	1,388,889	1,388,889	1,388,889
Stock price	$1.73	$1.15	$0.75
Exercise price	$1.8	$1.8	$1.8
Expected dividend yield	-	-	-
Expected life (in years)	5	3.39	2.89
Risk-free interest rate	2.15%	1.22%	0.79%
Expected volatility	70%	78%	83.5%
Fair Value:
Warrants issued in connection with Convertible Note	$1,387,912	$687,182	$334,201

Warrants issued in connection with Series A convertible preferred stocks:

	December 31, 2010	June 30, 2011
Number of shares exercisable	1,968,561	1,852,820
Risk-free interest rate	0.72%	0.44%
Expected volatility	83%	61%
Expected life (in years)	2.29	1.79
Expected dividend yield	-	-
Fair Value:
Warrants issued in connection with Series A convertible preferred stock	$645,578	$67,221

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

(e)	On March 2011, one warrant holder with the right to purchase 115,741 shares surrendered its warrant to the Company for cancellation and abandonment of all rights thereunder.

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

Note 16 – Interest Expense, Net

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

Fair Value Measurements

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted accounting standard regarding fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and June 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and June 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of June 30, 2011.

		Balance as of June 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability (Note 14)	$99,589	-	-	$99,589
Warrant liability (Note 14)	$401,423	-	-	$401,423

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the six months ended June 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Derivative liability of convertible notes (Note 10)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(915,790)
Change in fair value of derivative liability recognized in earnings	(323,718)
Warrant cancellation(Note 14)	(15,547)
Balance at June 30, 2011	$501,012

The following presents the carrying value and the estimated fair value of the Company’s convertible note at June 30, 2011:

	Carry Value	Fair Value

Convertible note	$4,767,761	$4,855,997

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended June 30,
	2010	% of Revenue	2011	% of Revenue
			Restated	Restated
REVENUES
Third parties	$7,206,141	100.0%	$6,976,445	38.2%
Related party	-	-	11,293,381	61.8%
Total revenue	7,206,141	100.0%	18,269,826	100.0%

COST OF REVENUES
Third parties	(6,215,657)	(86.3)%	(15,127,655)	(82.8)%
Total cost of revenues	(6,215,657)	(86.3)%	(15,127,655)	(82.8)%

GROSS PROFIT	990,484	13.7%	3,142,171	17.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,350,195)	(18.7)%	(2,063,067)	(11.3)%

(LOSS)/INCOME FROM OPERATIONS	(359,711)	(5.0)%	1,079,104	5.9%

OTHER INCOME/(EXPENSE) , NET:
Change in fair value of warrants	559,412	7.8%	437,901	2.4%
Change in fair value of derivative liabilities	507,405	7.0%	161,501	0.9%
Non-operating income, net	242,643	3.4%	(213,510)	(1.2)%
Interest expenses, net	(644,773)	(9.0)%	(605,739)	(3.3)%
Total other income, net	664,687	9.2%	(219,847)	(1.2)%

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	304,976	4.2%	859,257	4.7%

BENEFIT (PROVISION) FOR INCOME TAXES	(33,911)	(0.5)%	2,343	0.0%

NET INCOME	271,065	3.7%	861,600	4.7%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	18,568	0.3%	86,813	0.5%

COMPREHENSIVE INCOME	$289,633	4.0%	$948,413	5.2%

Revenues. Revenue was $18,269,826 for the three months ended June 30, 2011, as compared to $7,206,141 for the three months ended June 30, 2010, an increase of $11,063,685 or 153.5%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 17), and the increase in the average revenue recognized both per EPC and per product contract. Due to the expectation of the larger production capacity of the newly set-up Yangzhou plant, we obtained many large product and EPC orders since last quarter of 2010. The number of EPC contracts carried out increased from 5 to 6. The average revenue per EPC contract increased by $1,128,280 from $1,124,456 for the three months ended June 30, 2010 to $2,252,736 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. During the three months ended June 30, 2011, with the operation of the plant, we achieved more average revenue per product due to different product specification. The average revenue per product contract increased by $521,223 from $157,836 for the three months ended June 30, 2010 to $679,059 for the same period of 2011.

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

Other Income. The Company incurred other loss of $219,847 for the three months ended June 30, 2011 as compared to other income of $664,687 for the three months ended June 30, 2010, a decrease of $884,534. The difference consisted primary of decreases of $467,415 of change in fair value of warrants and derivative liabilities, and $456,153 of non-operating income, offset by a $39,034 decrease of interest expenses, all as further described below.

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

[The following added paragraph reflects amended information. See Footnote 2 to the consolidated financial statements.]

During the three months ended June 30, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries. The mainland PRC subsidiaries, both with the Renminbi as their functional currency, made various cash advances, and recognized foreign exchange gains or losses based on variations in the USD to Renminbi exchange rate between the date that the prepayments were made and the dates the related shipments of equipment were received. With RMB appreciation against the US dollar from RMB6.56 to $1 to RMB6.47 to $1 over the three months ended June 30, 2011, an exchange loss was realized. For the three months ended June 30, 2011 a loss of $273,709 was included in other income/expense (nil for prior year’s same quarter).

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

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended June 30, 2011, two Chinese entities, Shanghai Engineering and CER Shanghai realized profit and generated income tax expense while CER Yangzhou recognized deferred tax assets for its loss position and imposed a negative impact on income tax provision. Netting off the two above impacts, the Company incurred $2,343 of income tax benefit, as compared to income tax provision of $33,911 for the three months ended June 30, 2010, an absolute change of $36,254.

Net Income. Net income was $861,600 for the three months ended June 30, 2011, as compared to a net income of $271,065 for the three months ended June 30, 2010, an absolute difference of $590,535.This increase is primarily due to one significant EPC contract undertaken in 2011, offset by no subsidy income and less gain from changes in the fair value of warrants and derivative liabilities.

Comparison of Six Months Ended June 30, 2010 and June 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six months ended June 30,
	2010	% of Revenue	2011	% of Revenue
			Restated	Restated
REVENUES
Third parties	$11,299,919	100.0%	$12,581,847	49.1%
Related party	-	-	13,068,038	50.9%
Total revenue	11,299,919	100.0%	25,649,885	100.0%

COST OF REVENUES
Third parties	(9,691,859)	(85.8)%	(21,268,796)	(82.9)%
Total cost of revenues	(9,691,859)	(85.8)%	(21,268,796)	(82.9)%

GROSS PROFIT	1,608,060	14.2%	4,381,089	17.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,506,284)	(22.2)%	(3,876,148)	(16.0)%

(LOSS)/ INCOME FROM OPERATIONS	(898,224)	(7.9)%	504,941	2.0%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	1,077,898	9.5%	915,790	3.6%
Change in fair value of derivative liabilities	818,905	7.2%	323,718	1.3%
Non-operating income/(expenses), net	971,356	8.6%	(404,127)	(1.6)%
Interest expenses, net	(1,309,141)	(11.6)%	(975,264)	(3.8)%
Total other income, net	1,559,018	13.8%	(139,883)	(0.5)%

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	660,794	5.8%	365,058	1.5%

BENEFIT (PROVISION) FOR INCOME TAXES	(201,150)	(1.8)%	20,095	0.1%

NET INCOME	459,644	4.1%	385,153	1.4%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	28,000	0.2%	307,582	1.2%

COMPREHENSIVE INCOME	$487,644	4.3%	$692,735	2.6%

Revenues Revenue was $25,649,885 for the six months ended June 30, 2011, as compared to $11,299,919 for the six months ended June 30, 2010, an increase of $14,349,966 or 127.0%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 17) and the increase in the average revenue recognized both per EPC and per product contract. The number of EPC contracts carried out increased from 6 to 9. The average revenue per EPC contract increased by $808,289 from $1,384,261 for the six months ended June 30, 2010 to $2,192,550 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. Besides, due to the expectation of the larger production capacity of the newly set-up Yangzhou plant, we obtained several large product orders since last year. During the six months ended June 30, 2011, with the normal operation of the plant, we achieved more average revenue per product due to different product specification. The average revenue per product contract increased by $223,381 from $199,257 for the six months ended June 30, 2010 to $422,638 for the same period of 2011.

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

Other Income/(Expense). For the six months ended June 30, 2011, the Company generated other expense of $139,883 as compared to other income of $1,559,018 for the six months ended June 30, 2010, a decrease of $1,698,901. The difference consisted primary of decreases of $657,295 of change in fair value of warrants and derivative liabilities, and $1,375,483 of non-operating income, offset by a $333,877 decrease of interest expenses, all as further described below.

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

[The following added paragraph reflects amended information. See Footnote 2 to the consolidated financial statements.]

During the six months ended June 30, 2011, CER purchased imported equipment via advance payments to suppliers denominated in U.S. dollars, where the functional currency of the associated entity was the Renminbi. Subsequently, CER realized foreign exchange losses based on variations in the USD to Renminbi exchange rate between the date that the prepayments were made and the dates the related shipments of equipment were received. With RMB appreciation against the US dollar from RMB6.62 to $1 to RMB6.47 to $1 over the six months ended June 30, 2011, an exchange loss was realized. For the six months ended June 30, 2011 the loss included in other income/expense was $394,191 (nil for the prior year’s same period).

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

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to an enterprise income tax at a statutory rate of 15% as a high technology entity. For the six months ended June 30, 2011, the Company incurred $20,095 of income tax benefit, as compared to income tax provision of $201,150 for the six months ended June 30, 2010, a decrease of $221,245. The decrease in income tax provision while the income before tax increased is mainly because Yangzhou plant was still in loss position and further recognized deferred tax assets, netting off the provision for income taxes.

Net Income. Net income was $385,153 for the six months ended June 30, 2011, as compared to net income of $459,644 for the six months ended June 30, 2010, an absolute decrease of $74,491. This increase is due to an increase in revenues over the prior period, primarily due to one significant EPC contract offset by no subsidy income and less gain from changes in the fair value of warrants and derivative liabilities.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we issued 151,656 of our shares of  common stock pursuant to the terms of two loan agreements in the aggregate amount of $4 million, entered into on February 1, 2010 (see note 9-long term loans). The shares were issued in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended.

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

