Form 10-Q/A
period 2011-09-30
China Energy Recovery, Inc.
filed 2012-05-16
CIK 1208790

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

EXPLANATORY NOTE

This amended filing on Form 10-Q/A is being filed as part of a restatement of China Energy Recovery’s consolidated financial statements for the first, second, and third quarters of 2011. Such restatements and amendments relate only to the three month period ended March 31, 2011, three month (and six month) period ended June 30, 2011, and three month (and nine-month) period ended September 30, 2011. There are no changes to amounts for the prior comparative periods or any other periods or balance sheet dates. Specifically, such restatements and amendments are reflected in Part I, Item 1. “Unaudited Consolidated Financial Statements,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

The rationale for the restatement of certain amounts is further described in a Form 8-K filed by China Energy Recovery with the Securities and Exchange Commission on March 30, 2012. Amended disclosures are included in this Form 10-Q/A, particularly Note 2, “Restatement of Previously Issued Financial Statements.”

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 originally filed with the Securities and Exchange Commission on November 14, 2011 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2011

(UNAUDITED)

	December 31,	September 30,
	2010	2011
		Restated
ASSETS

CURRENT ASSETS:
Cash	$2,996,076	$6,802,619
Restricted cash	218,346	115,502
Notes receivable	1,341,359	1,554,467
Accounts receivable, net of allowance for doubtful accounts - third parties	7,059,935	7,658,742
Accounts receivable - related parties	-	7,063,336
Inventories	8,661,800	13,861,479
Other current assets and receivables	1,185,032	502,829
Deferred financing costs	215,623	-
Advances on purchases	15,200,669	33,340,855
Total current assets	36,878,840	70,899,829

NON-CURRENT ASSETS:
Property, plant, and equipment, net	10,101,755	26,240,267
Deferred tax assets	171,776	515,855
Intangible assets	2,477,959	4,982,462
Long-term accounts receivable	4,679,121	-
Total non-current assets	17,430,611	31,738,584
Total assets	$54,309,451	$102,638,413

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,557,848	$19,094,802
Accrued expenses and other liabilities	1,912,544	4,786,477
Advances from customers-third parties	27,530,065	50,596,455
Taxes payable	1,631,507	396,229
Short-term bank loans	4,333,700	11,875,453
Short-term loans	-	7,123,016
Derivative liability, current	374,846	26,825
Long-term loan - current maturity	3,177,973	543,778
Total current liabilities	43,518,483	94,443,035

NON-CURRENT LIABILITIES:
Warrant liability	1,332,760	153,091
Derivative liability, non-current	48,461	-
Convertible note	4,691,582	-
Long-term loan	543,778	-
Total non-current liabilities	6,616,581	153,091
Total liabilities	50,135,064	94,596,126

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and September 30, 2011)	189	189
Common stock ($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively)	30,906	31,085
Additional paid-in-capital	8,313,385	8,751,170
Accumulated deficit	(4,713,541)	(2,049,975)
Statutory reserves	132,802	132,802
Accumulated other comprehensive income	410,646	1,177,016
Total shareholders' equity	4,174,387	8,042,287
Total liabilities and shareholders' equity	$54,309,451	$102,638,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
		Restated		Restated
REVENUES
Third parties	$6,147,651	$18,823,066	$17,447,570	$31,404,912
Related party	-	10,563,392	-	23,631,431
Total revenue	6,147,651	29,386,458	17,447,570	55,036,343

COST OF REVENUES	(4,752,909)	(24,298,399)	(14,444,768)	(45,567,195)

GROSS PROFIT	1,394,742	5,088,059	3,002,802	9,469,148

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	(1,588,818)	(2,490,222)	(4,095,102)	(6,366,370)

(LOSS)/INCOME FROM OPERATIONS	(194,076)	2,597,837	(1,092,300)	3,102,778

OTHER (EXPENSE)/INCOME, NET:
Change in fair value of warrants	(97,281)	248,332	980,617	1,164,122
Change in fair value of derivative liabilities	28,920	72,764	847,825	396,482
Non-operating income (expenses), net	30,424	330,541	1,001,780	(73,586)
Interest expenses, net	(477,239)	(370,400)	(1,786,380)	(1,345,664)
Total other (expense)/income, net	(515,176)	281,237	1,043,842	141,354

(LOSS)/INCOME BEFORE INCOME TAXES	(709,252)	2,879,074	(48,458)	3,244,132

PROVISION FOR INCOME TAXES	(144,497)	(600,661)	(345,647)	(580,566)

NET (LOSS)/INCOME	(853,749)	2,278,413	(394,105)	2,663,566

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	292,890	458,788	320,890	766,370

COMPREHENSIVE (LOSS)/INCOME	$(560,859)	$2,737,201	$(73,215)	$3,429,936
(LOSS)/EARNINGS PER SHARE:
Basic	$(0.03)	$0.07	$(0.01)	$0.09
Diluted	$(0.03)	$0.07	$(0.01)	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,883,916	31,085,859	30,834,537	31,015,385
Diluted	30,883,916	31,102,815	30,834,537	31,032,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock		Common stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Capital	reserves	deficit	income/(loss)	Total
							Restated	Restated
BALANCE at January 1, 2010	662,963	$626	30,638,720	$30,639	$8,163,224	$132,802	$(1,194,158)	$(77,485)	$7,055,648

Conversion of preferred stock	(462,963)	(437)	245,098	245	192	-	-	-	-
Stock based compensation	-	-	-	-	141,012	-	-	-	141,012
Restricted common stock issued related to long-term loan	-	-	22,448	22	8,957	-	-	-	8,979
Net loss	-	-	-	-	-	-	(3,519,383)	-	(3,519,383)
Foreign currency translation gain	-	-	-	-	-	-	-	488,131	488,131

BALANCE at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Restricted common stock issued related to long-term loan	-	-	129,208	129	144,369	-	-	-	144,498
Stock based compensation	-	-	-	-	253,158	-	-	-	253,158
Net income	-	-	-	-	-	-	2,663,566	-	2,663,566
Foreign currency translation gain	-	-	-	-	-	-	-	766,370	766,370

BALANCE at September 30, 2011	200,000	$189	31,085,859	$31,085	$8,751,170	$132,802	$(2,049,975)	$1,177,016	$8,042,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

(UNAUDITED)

	Nine months ended September 30,
	2010	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/Income	$(394,105)	$2,663,566
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	242,627	1,014,085
Loss on disposal of PP&E	-	52,732
Recoveries of doubtful accounts credited to income	(68,049)	(37,624)
Provision for inventories	-	26,621
Stock based compensation	105,759	253,158
Common stock issued for consulting services	-	40,308
Restricted common stock issued to settle exchange rate loss related to long-term loan	-	144,498
Accretion of interest on long-term loan	33,980	81,870
Amortization of deferred financing costs	600,396	215,623
Accretion of convertible notes	697,253	116,714
Capitalized interest expenses	(114,329)	(6,829)
Cancellation of warrants	-	(15,547)
Change in fair value of warrants	(980,617)	(1,164,122)
Change in fair value of derivative liabilities	(847,825)	(396,482)
Deferred tax expense	55,356	(344,079)
Changes in operating assets and liabilities:
Notes receivable	411,049	(213,108)
Accounts receivable	(1,317,802)	(7,650,058)
Inventories	541,360	(5,230,423)
Other receivables	7,937	682,203
Advances on purchases	(2,821,431)	(21,062,854)
Long term accounts receivable - retainage	1,725,146	4,679,121
Accounts payable	(453,572)	9,344,972
Other payables and accrued liabilities	334,885	(902,707)
Advances from customers – third parties	2,633,332	23,066,390
Taxes payable	(647,792)	(1,235,278)
Effects of exchange rate changes on operations	285,942	914,029
Net cash provided by operating activities	29,500	5,036,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,361,821)	(9,011,203)
Purchases of intangible assets	(38,958)	(2,465,073)
Restricted cash	-	112,040
Proceeds from disposal of property, plant, and equipment	-	24,863
Net cash used in investing activities	(5,400,779)	(11,339,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(360,823)	(3,259,843)
Cash proceeds from long term loans	5,003,778	-
Cash proceeds from short term loans		2,314,720
Cash proceeds from letter of credit		3,304,560
Cash proceeds from short term bank loans	-	8,857,930
Principal payments on short term bank loans	(880,200)	(1,162,700)
Net cash provided by financing activities	3,762,755	10,054,667

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,460	54,470

(DECREASE)/INCREASE IN CASH	(1,606,064)	3,806,543

CASH, beginning of period	$2,386,573	$2,996,076

CASH, end of period	$780,509	$6,802,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$53,446	$506,692
Cash paid during the period for interest	$451,303	$1,123,589

Supplemental schedule of non-cash investing and financing activities:
		-
Accounts payable relating to purchase of plant and equipments	$91,025	$5,191,982
Common stock issued for consulting services	$-	$40,308
Common stock issued related to long-term loan	$-	$144,498

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

Note 2 – Restatement of Consolidated Financial Statements for three and nine months ended September 30, 2011

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

Consolidated Balance Sheet Impact:

The following table sets forth the effects on the Group’s consolidated balance sheet.

	September 30, 2011
	Previously
	Reported	Adjustments (a)	Restated
ASSETS

CURRENT ASSETS:
Cash	6,802,619	-	6,802,619
Restricted cash	115,502	-	115,502
Notes receivable	1,554,467	-	1,554,467
Accounts receivable, net of allowance for doubtful accounts - third parties	7,658,742	-	7,658,742
Accounts receivable - related parties	7,063,336	-	7,063,336
Inventories	13,861,479	-	13,861,479
Other current assets and receivables	502,829	-	502,829
Deferred financing costs	-	-	-
Advances on purchases	33,340,855	-	33,340,855
Total current assets	70,899,829	-	70,899,829

NON-CURRENT ASSETS:
Property, plant, and equipment, net	26,240,267	-	26,240,267
Deferred tax assets	308,577	207,278	515,855
Intangible assets	4,982,462	-	4,982,462
Long-term accounts receivable	-	-	-
Total non-current assets	31,531,306	207,278	31,738,584
Total assets	102,431,135	207,278	102,638,413

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	19,094,802	-	19,094,802
Accrued expenses and other liabilities	4,786,477	-	4,786,477
Advances from customers-third parties	50,596,455	-	50,596,455
Taxes payable	396,229	-	396,229
Short-term bank loans	11,875,453	-	11,875,453
Short-term loans	7,123,016	-	7,123,016
Derivative liability, current	26,825	-	26,825
Long-term loan - current maturity	543,778	-	543,778
Total current liabilities	94,443,035	-	94,443,035

NON-CURRENT LIABILITIES:
Warrant liability	153,091	-	153,091
Derivative liability, non-current	-	-	-
Convertible note	-	-	-
Long-term loan	-	-	-
Total non-current liabilities	153,091	-	153,091
Total liabilities	94,596,126	-	94,596,126

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2010 and September 30, 2011)	189	-	189
Common stock ($0.001 par value; 100,000,000 shares authorized, 30,906,266 and 31,085,859 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively)	31,085	-	31,085
Additional paid-in-capital	8,751,170	-	8,751,170
Accumulated deficit	(1,428,142))	(621,833)	(2,049,975)
Statutory reserves	132,802	-	132,802
Accumulated other comprehensive income	347,905	829,111	1,177,016
Total shareholders' equity	7,835,009	207,278	8,042,287
Total liabilities and shareholders' equity	102,431,135	207,278	102,638,413

(a)	Deferred tax assets increased by $207,278 because CER Yangzhou recognized additional deferred tax assets for the additional losses.

Consolidated Statements of Income and Other Comprehensive Income (Loss) Impact:

The following table sets forth the effects on the Group’s consolidated statements of income and other comprehensive income (loss):

	Three months ended September 30, 2011

	Previously Reported	Adjustments (a) / (b)	Restated
REVENUES
Third parties	18,823,066	-	18,823,066
Related party	10,563,392	-	10,563,392
Total revenue	29,386,458	-	29,386,458

COST OF REVENUES	(24,298,399)	-	(24,298,399)

GROSS PROFIT	5,088,059	-	5,088,059

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	(2,490,222)	-	(2,490,222)

(LOSS)/INCOME FROM OPERATIONS	2,597,837	-	2,597,837

OTHER (EXPENSE)/INCOME, NET:
Change in fair value of warrants	248,332	-	248,332
Change in fair value of derivative liabilities	72,764	-	72,764
Non-operating income, net	765,461	(434,920)	330,541
Interest expenses, net	(370,400)	-	(370,400)
Total other (expense)/income, net	716,157	(434,920)	281,237

(LOSS)/INCOME BEFORE INCOME TAXES	3,313,994	(434,920)	2,879,074

PROVISION FOR INCOME TAXES	(709,391)	108,730	(600,661)

NET (LOSS)/INCOME	2,604,603	(326,190)	2,278,413

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	23,868	434,920	458,788

COMPREHENSIVE (LOSS)/INCOME	2,628,471	108,730	2,737,201
(LOSS)/EARNINGS PER SHARE:
Basic	0.08	(0.01)	0.07
Diluted	0.08	(0.01)	0.07
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,085,859	-	31,085,859
Diluted	31,102,815	-	31,102,815

(a)	Non-operating income decreased by $434,920 and earnings per share decreased by $0.01 because of the incorrect classification of realized foreign exchange losses, resulting from purchasing activity denominated in a currency other than the functional currency. The incorrect classification affected exchange gains and losses reported in net income and foreign currency translation adjustments reported in other comprehensive income.

(b)	The provision for income taxes decreased by $108,730 because CER Yangzhou recognized additional deferred tax benefits related to the additional losses.

	Nine months ended September 30, 2011
	Previously Reported	Adjustments (a) / (b)	Restated
REVENUES
Third parties	31,404,912	-	31,404,912
Related party	23,631,431	-	23,631,431
Total revenue	55,036,343	-	55,036,343

COST OF REVENUES	(45,567,195)	-	(45,567,195)

GROSS PROFIT	9,469,148	-	9,469,148

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	(6,366,370)	-	(6,366,370)

(LOSS)/INCOME FROM OPERATIONS	3,102,778	-	3,102,778

OTHER (EXPENSE)/INCOME, NET:
Change in fair value of warrants	1,164,122	-	1,164,122
Change in fair value of derivative liabilities	396,482	-	396,482
Non-operating income (expense), net	755,525	(829,111)	(73,586)
Interest expenses, net	(1,345,664)	-	(1,345,664)
Total other (expense)/income, net	970,465	(829,111)	141,354

(LOSS)/INCOME BEFORE INCOME TAXES	4,073,243	(829,111)	3,244,132

PROVISION FOR INCOME TAXES	(787,844)	207,278	(580,566)

NET (LOSS)/INCOME	3,285,399	(621,833)	2,663,566

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	(62,741)	829,111	766,370

COMPREHENSIVE (LOSS)/INCOME	3,222,658	207,278	3,429,936
(LOSS)/EARNINGS PER SHARE:
Basic	0.11	(0.02)	0.09
Diluted	0.11	(0.02)	0.09
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,015,385	-	31,015,385
Diluted	31,032,341	-	31,032,341

(a)	Non-operating income decreased by $829,111and earnings per share decreased by $0.02 because of the incorrect classification of realized foreign exchange losses, resulting from purchasing activity denominated in a currency other than the functional currency. The incorrect classification affected exchange gains and losses reported in net income and foreign currency translation adjustments reported in other comprehensive income.

(b)	The provision for income taxes decreased by $207,278 because CER Yangzhou recognized additional deferred tax benefits for the additional losses.

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

(d) Foreign currency translations

The reporting currency of the Company is the U.S. dollar. Shanghai Engineering, CER Shanghai, CER Yangzhou, Hi-tech and CER Hong Kong use the Renminbi ("RMB") as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2010 and 2011, foreign currency translation gains amounted to $292,890 and $458,788, respectively. For the nine months ended September 30, 2010 and 2011, foreign currency translation gains amounted to $320,890 and $766,370, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive income amounted to $410,646 and $1,177,016 as of December 31, 2010 and September 30, 2011, respectively. The balance sheet accounts with the exception of equity at December 31, 2010 and September 30, 2011 were translated at RMB6.83 to $1.00 and RMB6.35 to $1.00 respectively.

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

 (s) Fair value of financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted accounting standard regarding fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

☐Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and September 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and September 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of September 30, 2011 and December 31, 2010.

		Balance as of September 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability, current (Note 14)	$26,825	-	-	$26,825
Derivative liability, non-current (Note 14)	$-	-	-	$-
Warrant liability (Note 14)	$153,091	-	-	$153,091

		Balance as of December 31, 2010
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability, current (Note 14)	$374,846	-	-	$374,846
Derivative liability, non-current (Note 14)	$48,461	-	-	$48,461
Warrant liability (Note 14)	$1,332,760	-	-	$1,332,760

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the nine months ended September 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Derivative liability of convertible notes (Note 10)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(1,164,122)
Change in fair value of derivative liability recognized in earnings	(396,482)
Warrant cancellation (Note 14)	(15,547)
Balance at September 30, 2011	$179,916

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

Note 5 – Inventories

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

Note 6 –Property, Plant, and Equipment, Net

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

Note 7 – Intangible Assets

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

Note 10 – Short Term Loans

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

The grant date value of the warrants issued in conjunction with the Convertible Notes was treated as a commitment fee for obtaining the Convertible Notes, and was recorded as deferred financing costs to be amortized over the period from grant date to the earliest redemption date of the Convertible Notes. For the three months ended September 30, 2010 and 2011, $191,458 and $66,919 of deferred financing costs were amortized and charged to interest expense, respectively. For the nine months ended September 30, 2010 and 2011, $600,396 and $215,623 of deferred financing costs were amortized and charged to interest expense, respectively. The Commitment Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because their exercise price is denominated in US dollars, which is a currency other than the Company’s functional currency, i.e., the RMB. Changes in fair value of the Commitment Warrants (Note 14) for the three and nine months ended September 30, 2010 and 2011 were recorded in the consolidated statements of operations.

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

Deferred tax assets and liabilities without taking into consideration the offsetting of balances are as follows:

	December 31, 2010	September 30, 2011
		Restated

Deferred tax assets, non-current:
Tax loss carry forwards	3,299,721	4,156,502
-Allowance for doubtful accounts and provision for inventory	120,839	125,573
Valuation allowance	(3,116,086)	(3,701,041)
Subtotal	304,474	581,034
Total deferred tax assets	304,474	581,034

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(132,698)	(65,179)
Total deferred tax liabilities	(132,698)	(65,179)

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31,	September 30,
	2010	2011 Restated
Deferred tax assets, current, net	-	-
Deferred tax assets, non-current net	171,776	515,855
Deferred tax liabilities, net	-	-

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (a lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated (losses)/income of non-US subsidiaries as of December 31, 2010 and September 30, 2011 were approximately ($498,756) (RMB2,643,099),and $1,596,074 (RMB 10,947,337), respectively, and they are considered to be indefinitely reinvested.  Accordingly, no provision has been made.  No dividend was declared as of December 31, 2010 and September 30, 2011.

No provision for taxation has been made for Hi-tech, CER Hong Kong, and CER Yangzhou for the three and nine months ended September 30, 2010 and 2011, as those subsidiaries did not generate any taxable profits during the periods.

	Three months ended September 30,
	2010	2011 Restated
US income tax expense	$-	$-
HK income tax expense	-	-
PRC income tax expense	144,497	600,661
Total provision for income taxes	$144,497	$600,661

	Nine months ended September 30,
	2010	2011 Restated
US income tax benefit	$-	$-
HK income tax expense	-	-
PRC income tax expense	345,647	580,566
Total provision for income taxes	$345,647	$580,566

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for each of the nine month periods ended September 30, 2010 and 2011. The net operating loss carryforwards for U.S. income tax purposes were approximately $6,615,870 and $8,165,571 for the nine months ended September 30, 2010 and 2011, respectively, and may be used to reduce future years' taxable income. These carryforwards will expire, if not utilized, in 20 years. Management believes that the realization of the benefits arising from this loss are uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has recorded $3,299,721 and $4,156,502 of deferred tax assets as of December 31, 2010 and September 30, 2011, respectively for these loss carryforwards.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2011:

	Three months ended September 30,
	2010	2011 Restated
Numerator:
Net (loss)/income	(853,749)	2,278,413
Amount allocated to preferred stockholders	-	(7,744)
Net income available to common stock holders – Basic and diluted	(853,749)	2,270,669

Denominator:
Denominator for basic earnings per share - Weighted average common stock outstanding	30,883,916	31,085,859
Weighted average stock options	-	16,956
Denominator for diluted earnings per share	30,883,916	31,102,815
Basic earnings per share	$(0.03)	$0.07
Diluted earnings per share	$(0.03)	$0.07

	Nine months ended September 30,
	2010	2011 Restated

Numerator:
Net income	(394,105)	2,663,566
Amount allocated to preferred stockholders	-	(9,074)
Net income available to common stock holders – Basic and diluted	(394,105)	2,654,492
Denominator:
Denominator for basic earnings per share - Weighted average common stock outstanding	30,834,537	31,015,385
Weighted average stock options	-	16,956
Denominator for diluted earnings per share	30,834,537	31,032,341
Basic earnings per share	$(0.01)	$0.09
Diluted earnings per share	$(0.01)	$0.09

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

Note 16 – Interest Expense, Net

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

Note 21 –Subsequent Events

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

Fair Value Measurements

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted accounting standard regarding fair value measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Fair valued assets and liabilities that are generally included in this category are assets comprised of cash, accounts and notes receivable, and liabilities comprised of bank loans, accounts payable, accrued liabilities and other payables. As of December 31, 2010 and September 30, 2011, the carrying values of these assets and liabilities approximated their fair values.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2010 and September 30, 2011, the Company did not have any fair value assets or liabilities classified as Level 2.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents information about the company’s financial liabilities classified as Level 3 as of September 30, 2011.

		Balance as of September 30, 2011
	Carrying	Fair Value Measurements
	Value	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative liability, current (Note 14)	$26,825	-	-	$26,825
Derivative liability, non-current (Note 14)	$-	-	-	$-
Warrant liability (Note 14)	$153,091	-	-	$153,091

A summary of changes in Level 3 derivative and warrant liabilities for the years ended December 31, 2010 and for the nine months ended September 30, 2011 were as follows:

Balance at December 31, 2009	$2,243,947
Derivative liability of long term loan, current (Note 9)	132,470
Derivative liability of convertible notes (Note 10)	48,461
Change in fair value of warrant liability recognized in earnings	(40,187)
Change in fair value of derivative liability recognized in earnings	(628,624)
Balance at December 31, 2010	$1,756,067
Change in fair value of warrant liability recognized in earnings	(1,164,122)
Change in fair value of derivative liability recognized in earnings	(396,482)
Warrant cancellation (Note 14)	(15,547)
Balance at September 30, 2011	$179,916

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended September 30,
	2010	% of Revenue	2011	% of Revenue
			Restated	Restated
REVENUES
Third parties	$6,147,651	100.0%	18,823,066	64.1%
Related party	-	-	10,563,392	35.9%
Total revenue	6,147,651	100.0%	29,386,458	100.0%

COST OF REVENUES	(4,752,909)	(77.3)%	(24,298,399)	(82.7)%

GROSS PROFIT	1,394,742	22.7%	5,088,059	17.3%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(1,588,818)	(25.8)%	(2,490,222)	(8.5)%

(LOSS)/INCOME FROM OPERATIONS	(194,076)	(3.2)%	2,597,837	8.8%

OTHER (EXPENSE)/INCOME , NET:
Change in fair value of warrants	(97,281)	(1.6)%	248,332	0.9%
Change in fair value of derivative liabilities	28,920	0.5%	72,764	0.3%
Non-operating income, net	30,424	0.5%	330,541	1.1%
Interest expenses, net	(477,239)	(7.8)%	(370,400)	(1.3)%
Total other (expense)/income, net	(515,176)	(8.4)%	281,237	1.0%

(LOSS)/INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(709,252)	(11.5)%	2,879,074	9.8%

PROVISION FOR INCOME TAXES	(144,497)	(2.4)%	(600,661)	(2.0)%

NET (LOSS)/INCOME	(853,749)	(13.9)%	2,278,413	7.8%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	292,890	4.8%	458,788	1.6%

COMPREHENSIVE (LOSS)/INCOME	$(560,859)	(9.1)%	2,737,201	9.4%

Revenues. Revenue was $29,386,458 for the three months ended September 30, 2011, as compared to $6,147,651 for the three months ended September 30, 2010, an increase of $23,238,807 or 378.0%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 17), and the increase in the average revenue recognized per EPC contract. Due to the expectation of the larger production capacity of the newly set-up Yangzhou plant, we obtained many larger EPC orders than ever since the last quarter of 2010. The number of EPC contracts carried out increased from 6 to 8. The average revenue per EPC contract increased by $2,883,363 from $512,107 for the three months ended September 30, 2010 to $3,395,470 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. We achieved more average revenue per product due to bigger product orders completed. The average revenue per product contract increased by $116,388 from $439,287 for the three months ended September 30, 2010 to $555,675 for the same period of 2011.

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

Other (Expenses)/Income. The Company incurred other income of $281,237 for the three months ended September 30, 2011 as compared to other expenses of $515,176 for the three months ended September 30, 2010, an absolute increase of $796,413. The difference consisted primary of increases of $389,457 of changes in fair value of warrants and derivative liabilities, $300,117 of non-operating income and a $106,839 decrease of  net interest expense, all as further described below.

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

During the three months ended September 30, 2011, CER purchased imported equipment via advance payments to suppliers denominated in U.S. dollars, where the functional currency of the associated entity was the Renminbi. Subsequently, CER realized foreign exchange losses based on variations in the USD to Renminbi exchange rate between the date that the prepayments were made and the dates the related shipments of equipment were received. With RMB appreciation against the US dollar from RMB6.47 to $1 to RMB6.35 to $1 over the three months ended September 30, 2011, an exchange loss was realized. For the three months ended September 30, 2011 a loss of $434,920 was included in other income/expense (nil in the prior year’s same quarter).

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

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to enterprise income tax at a statutory rate of 15% as a high technology entity. For the three months ended September 30, 2011, two Chinese entities, Shanghai Engineering and CER Shanghai realized profit and generated income tax expense while CER Yangzhou recognized deferred tax assets for its loss position and imposed a negative impact on income tax provision. Netting off the two above impacts, the Company incurred $600,661 of income tax provision, as compared to income tax provision of $144,497 for the three months ended September 30, 2010, an absolute change of $456,164.

Net (Loss)/Income. Net income was $2,278,413 for the three months ended September 30, 2011, as compared to a net loss of $853,749 for the three months ended September 30, 2010, an absolute difference of $3,132,162. This increase is primarily due to one significant EPC contract undertaken in 2011.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine months ended September 30,
	2010	% of Revenue	2011	% of Revenue

			Restated	Restated
REVENUES
Third parties	$17,447,570	100.0%	31,404,912	57.1%
Related party			23,631,431	42.9%
Total revenue	17,447,570	100.0%	55,036,343	100.0%

COST OF REVENUES	(14,444,768)	(82.8)%	(45,567,195)	(82.8)%

GROSS PROFIT	3,002,802	17.2%	9,469,148	17.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,095,102)	(23.5)%	(6,366,370)	(11.6)%

(LOSS)/ INCOME FROM OPERATIONS	(1,092,300)	(6.3)%	3,102,778	5.6%

OTHER INCOME/(EXPENSE ), NET:
Change in fair value of warrants	980,617	5.6%	1,164,122	2.1%
Change in fair value of derivative liabilities	847,825	4.9%	396,482	0.7%
Non-operating income (expense), net	1,001,780	5.7%	(73,586)	(0.1)%
Interest expenses, net	(1,786,380)	(10.2)%	(1,345,664)	(2.4)%
Total other income, net	1,043,842	6.0%	141,354	0.3%

(LOSS)/INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(48,458)	(0.3)%	3,244,132	5.9%

PROVISION FOR INCOME TAXES	(345,647)	(2.0)%	(580,566)	(1.1)%

NET (LOSS)/INCOME	(394,105)	(2.3)%	2,663,566	4.8%

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	320,890	1.8%	766,370	1.4%

COMPREHENSIVE (LOSS)/INCOME	$(73,215)	(0.4)%	3,429,936	6.2%

Revenues Revenue was $55,036,343 for the nine months ended September 30, 2011, as compared to $17,447,570 for the nine months ended September 30, 2010, an increase of $37,588,773 or 215.4%. The increase is mainly attributable to the increase in the number of EPC projects, including a contract signed with a related party, Zhenjiang Kailin (see Note 17) and the increase in the average revenue recognized per EPC and per product contract. The number of EPC contracts carried out increased from 8 to 12. The average revenue per EPC contract increased by $2,484,396 from $1,423,663 for the nine months ended September 30, 2010 to $3,908,059 for the same period of 2011, which is mainly due to one significant EPC contract undertaken in 2011. During the nine months ended September 30, 2011, with the normal operation of the plant, we achieved more average revenue per product due to different product specifications. The average revenue per product contract increased by $149,289 from $302,913 for the nine months ended September 30, 2010 to $452,202 for the same period of 2011.

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

Other Income. For the nine months ended September 30, 2011, the Company generated other income of $141,354 as compared to other income of $1,043,842 for the nine months ended September 30, 2010, a decrease of $902,488. The difference consisted primary of decreases of $267,838 of changes in the fair value of warrants and derivative liabilities, and $1,075,366 of non-operating income, offset by a $440,716 decrease in interest expense, all as further described below.

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

During the nine months ended September 30, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries. The mainland PRC subsidiaries, both with the Renminbi as their functional currency, made various cash advances, and recognized foreign exchange gains or losses based on variations in the USD to Renminbi exchange rate between the date that the prepayments were made and the dates the related shipments of equipment were received. With RMB appreciation against the US dollar from RMB6.62 to $1 to RMB6.35 to $1 over the nine months ended September 30, 2011, an exchange loss was realized. For the nine months ended September 30, 2011, a loss of $829,111 was included in other income/expense (nil for the prior year’s same period).

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

Provision for Income Taxes. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering is subject to an enterprise income tax at a statutory rate of 15% as a high technology entity. For the nine months ended September 30, 2011, the Company incurred $580,566 of income tax expense, as compared to income tax expense of $345,647 for the nine months ended September 30, 2010, an increase of $234,919. The increase in income tax expense is mainly due to the increase in the income before tax.

Net (Loss)/Income. Net income was $2,663,566 for the nine months ended September 30, 2011, as compared to net loss of $394,105 for the nine months ended September 30, 2010, an absolute increase of $3,057,671. This increase is due to an increase in revenues over the prior period, primarily due to one significant EPC contract, offset by the increase in selling, general and administrative expenses.

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

