Form 10-Q
period 2012-03-31
China Energy Recovery, Inc.
filed 2012-06-18
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares outstanding of the registrant's common stock as of May 31, 2012:

31,085,859 shares of Common Stock, $0.001 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND MARCH 31, 2012

(UNAUDITED)

	December 31,	March 31,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash	$3,579,446	$919,048
Restricted cash	882,428	930,509
Notes receivable	1,779,233	2,918,428
Accounts receivable, net - third parties	11,639,138	13,788,006
Accounts receivable, net - related party	9,088,157	4,763,700
Inventories, net	14,678,312	15,346,281
Other current assets and receivables	333,376	339,914
Advances on purchases	21,276,652	15,934,168
Short-term investment	79,355	79,395
Total current assets	63,336,097	55,019,449

NON-CURRENT ASSETS:
Property, plant, and equipment, net	26,159,602	27,391,061
Deferred tax assets	621,940	945,973
Intangible assets	4,999,883	4,972,541
Long term accounts receivable, net - third parties	-	3,638,024
Long term accounts receivable, net - related party	-	7,920,686
Total non-current assets	31,781,425	44,868,285
Total Assets	$95,117,522	$99,887,734

CURRENT LIABILITIES:
Accounts payable	$21,625,205	$23,191,789
Notes payable	1,396,648	2,826,462
Accrued expenses and other liabilities	1,269,950	3,092,100
Advances from customers	42,742,078	42,048,490
Taxes payable	1,220,334	2,559,486
Long term loan, current portion	4,850,945	4,896,982
Short term loans	14,388,649	13,646,413
Derivative liability, current	21,274	35,918
Total current liabilities	87,515,083	92,297,640

NON-CURRENT LIABILITIES:
Warrant liability	22,806	49,557
Deferred revenue	89,068	197,154
Total non-current liabilities	111,874	246,711
Total Liabilities	87,626,957	92,544,351

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2011 and March 31, 2012)	189	189
Common stock($0.001 par value; 100,000,000 shares authorized, 31,085,859 and 31,085,859 shares issued and outstanding as of December 31, 2011 and March 31, 2012, respectively)	31,085	31,085
Additional paid-in-capital	8,758,236	8,765,303
Accumulated deficit	(3,094,667)	(3,288,943)
Statutory reserves	509,596	509,596
Accumulated other comprehensive income	1,286,126	1,326,153
Total shareholders' equity	7,490,565	7,343,383
Total liabilities and shareholders' equity	$95,117,522	$99,887,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

	Three months ended March 31,
	2011	2012
	(Note 2(v))
REVENUES
Third parties:
Engineering, procurement, and construction - third parties	$4,441,880	$19,411,694
Engineering, procurement, and construction - related party (Note 16)	1,774,657	5,830,916
Total EPC revenues	6,216,537	25,242,610
Products - third parties	1,163,522	3,597,488
Total revenue	7,380,059	28,840,098

COST OF REVENUES
Cost of revenues – EPC (Note 16)	(4,979,718)	(23,458,867)
Cost of revenues - products	(1,161,423)	(2,639,161)
Total cost of revenues	(6,141,141)	(26,098,028)

GROSS PROFIT	1,238,918	2,742,070

Selling, general, and administrative expenses	(1,813,081)	(2,053,335)

(LOSS) INCOME FROM OPERATIONS	(574,163)	688,735

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability for warrant	477,889	(26,751)
Change in fair value of derivative liability for loan	162,217	(14,644)
Subsidy income	-	90,679
Other non-operating expenses, net	(190,617)	(30,622)
Interest expense, net	(369,525)	(430,789)
Total other income (expense), net	79,964	(412,127)

(LOSS) INCOME BEFORE INCOME TAXES	(494,199)	276,608

Income Tax Benefit (Expense)	17,752	(470,884)

NET LOSS	(476,447)	(194,276)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	220,769	40,027

COMPREHENSIVE LOSS	$(255,678)	$(154,249)

LOSS PER SHARE:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	30,930,949	31,033,148
Diluted	30,930,949	31,033,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

								Accumulated
					Additional			other
	Preferred Stock		Common stock		paid-in	Statutory	Accumulat	comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	ed deficit	income/(loss)	Total
							(Note 2(v))	(Note 2(v))
Balance at December 31, 2010	200,000	189	30,906,266	30,906	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock issued for consulting services	-	-	50,385	50	40,258	-	-	-	40,308
Restricted common stock issued related to long-term loan	-	-	129,208	129	144,369	-	-	-	144,498
Stock based compensation	-	-	-	-	260,224	-	-	-	260,224
Net income	-	-	-	-	-	-	1,995,668	-	1,995,668
Appropriations to statutory reserves	-	-	-	-	-	376,794	(376,794)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	875,480	875,480

Balance at December 31, 2011	200,000	189	31,085,859	31,085	8,758,236	509,596	(3,094,667)	1,286,126	7,490,565

Stock based compensation	-	-	-	-	7,067	-	-	-	7,067
Net loss	-	-	-	-	-	-	(194,276)	-	(194,276)
Foreign currency translation adjustment	-	-	-	-	-	-	-	40,027	40,027

Balance at March 31, 2012	200,000	$189	31,085,859	31,085	8,765,303	509,596	(3,288,943)	1,326,153	7,343,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

	Three months ended March 31,
	2011	2012
	(Note 2(v))
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(476,447)	$(194,276)
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	224,790	543,323
Discount reflected in revenue for payment extensions on long-term accounts receivable (Note 3)	-	1,509,668
Reversal of allowance for doubtful accounts credited to income	(19,783)	-
Provision for inventories	26,141	-
Stock based compensation	35,253	7,067
Common stock for consulting services	40,308	-
(Gain) loss from changes in fair value of warrant and derivative liabilities	(640,106)	41,395
Accretion interest on convertible note and long term loan	126,710	46,037
Cancellation of warrants	(15,547)	-
Capitalized interest	-	(25,040)
Deferred tax benefit	(191,458)	(324,033)
Changes in operating assets and liabilities:	-	-
Notes receivable	(1,991,767)	(1,139,195)
Accounts receivable	(5,617,755)	(2,149,721)
Accounts receivable - related party	-	4,324,457
Inventories	(964,337)	(673,245)
Other receivables	308,414	(6,538)
Advances on purchases	(13,559,288)	5,342,484
Long term accounts receivable-related party	4,679,121	(9,430,354)
Long term accounts receivable	-	(3,638,024)
Accounts payable	2,466,559	2,336,766
Notes payable	-	1,429,814
Other payables and accrued liabilities	(595,747)	1,822,144
Advances from customers	11,882,315	(693,588)
Advances from customers – related party	7,300,894	-
Taxes payable	(1,063,832)	1,339,152
Deferred revenue	-	108,086
Effects of exchange rate change in operating activities	188,019	38,304
Net cash provided by operating activities	2,142,457	614,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(1,711,487)	(2,476,959)
Purchase of intangible assets	(40,763)	(8,211)
Change in restricted cash	-	(48,081)
Net cash used in investing activities	(1,752,250)	(2,533,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(398,793)	-
Cash proceeds from short term loans	-	7,200,117
Repayment of short term loans	(319,578)	(7,942,353)
Net cash used in financing activities	(718,371)	(742,236)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	11,184	406

DECREASE IN CASH	(316,980)	(2,660,398)

CASH, beginning balance	$2,996,076	$3,579,446

CASH, ending balance	$2,679,096	$919,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	115,441	116,283
Cash paid for interest	511,254	240,961

Supplemental schedule of non-cash investing and financing activities:
Accounts payable relating to purchase of buildings and equipment	10,271,871	770,182

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

In order to restructure the holding structure of the Company, on December 2, 2008, 100% of the shares of CER Hong Kong were transferred to Poise Profit from Mr. Qinghuan Wu, the Company’s Chairman and Chief Executive Officer, and his wife, Mrs. Jialing Zhou, and all the contracts between Hi-tech and Shanghai Engineering were transferred to CER Hong Kong. Thereafter, CER Hong Kong, through its wholly owned subsidiaries and a consolidated variable interest entity (Shanghai Engineering) located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels in the fields of chemical industry, petrochemical industry, oil refining, fine chemicals, water and power conservancy, metallurgical industry, environmental protection, waste heat utilization ,and power generation from waste heat recovery.

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

CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, and CER Yangzhou are collectively hereinafter referred to as the “Group”.

The basis of presentation for the Group’s financial statements is accounting principles generally accepted in the United States of America (U.S. GAAP) and the reporting currency is the U.S. dollar.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared by the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The unaudited interim financial statements and footnotes do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The principal accounting policies adopted in the preparation of these consolidated financial statements are set out below:

(a)	Principle of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Poise Profit, CER Hong Kong, Hi-tech, CER Shanghai, and CER Yangzhou; and its variable interest entity (“VIE”) Shanghai Engineering. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

We have concluded that Shanghai Engineering is a variable interest entity and that CER Hong Kong is the primary beneficiary thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-Q, the Company recovered (recovers) substantially all of the profits of its VIE through service fees charged (particularly under a consulting and service agreement) and has the unilateral ability to do so through its wholly owned subsidiaries. Through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIE and absorbs all, or substantially all, of the profits or losses. Accordingly, the Company is the primary beneficiary of such arrangements. Under the requirements of the FASB’s accounting standard regarding VIEs, the Company consolidates the financial statements of Shanghai Engineering. We have eliminated inter-company items from our consolidated financial statements.

Under the contractual arrangements with Shanghai Engineering, the Company has the power to direct its activities, and can have assets transferred freely out of the entity without any restrictions. Therefore the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIE amounting to a total of $1.39 million as of March 31, 2012. As the consolidated VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE, which consisted of receipts in advance of $8.2 million, accrued liabilities to suppliers and agents of $10.8 million, other accrued liabilities of $2.1 million, totaling $21.1 million. As of March 31, 2012, the VIE held a cash balance of $10,000. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIE. As the Company is conducting certain business in the PRC mainly through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

(b)	Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of equipment, allowances for doubtful accounts, deferred tax assets and related valuation allowances, and the completion percentage of construction contracts.  Actual results could differ from those estimates.

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

For the three months ended March 31, 2011 and 2012, the Company’s five top customers accounted for 87% and 76% of the Company's sales, respectively. Receivables from these five top customers were 14% and 66% of total accounts receivable at March 31, 2011 and 2012, respectively. Among those customers, the two largest included Kailin Energy Zhenjiang, Ltd. (“Zhenjiang Kailin”), which accounted for 20% of revenue for the quarter ended March 31, 2012 and 40% of receivables as of March 31, 2012 and Jiangsu SOPO (Group) Company Limited (“Jiangsu SOPO”), which accounted for 18% of revenue for the quarter ended March 31, 2012 and 19% of receivables as of March 31, 2012.

For the three months ended March 31, 2011 and 2012, the five top suppliers provided approximately 48.0% and 70.0% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were approximately 38.6% and 29.2% at March 31, 2011 and 2012, respectively.

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

The reporting and functional currency of the parent Company and of CER Hong Kong is the U.S. dollar. Our subsidiaries Shanghai Engineering, CER Shanghai, and CER Yangzhou use the Chinese yuan Renminbi ("RMB") as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. For the three months ended March 31, 2011 and 2012, foreign currency translation gains amounted to $220,769 and $40,027, respectively.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and other comprehensive loss as incurred within “non-operating income (expenses), net.”

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive income amounted to $1,286,126 and $1,326,153 as of December 31, 2011 and March 31, 2012, respectively. The balance sheet accounts with the exception of equity at December 31, 2011 and March 31, 2012 were translated at RMB6.30 to $1.00 and RMB6.298 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2011 and 2012 were RMB6.57 to $1.00 and RMB6.31 to $1.00 respectively.

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

Allowance for doubtful accounts, December 31, 2010	$625,014
Additions charged to income	1,047,926
Reversals credited to income	(37,824)
Translation adjustment	56,358
Allowance for doubtful accounts, December 31, 2011	$1,691,474
Additions charged to income	-
Reversals credited to income	-
Translation adjustment	852
Allowance for doubtful accounts, March 31, 2012	$1,692,326

Accounts receivable which are expected to be collected after one year are reclassified as long-term accounts receivable.  The provision for accounts receivable balances described above is further described in Note 3).

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

Provision for inventory, December 31, 2010	$93,195
Additions charged to income	26,763
Realized	(5,471)
Translation adjustment	5,276
Provision for inventory, December 31, 2011	$119,763
Additions charged to income	-
Realized	-
Translation adjustment	61
Provision for inventory, March 31, 2012	119,824

(i)	Advances on purchases

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

Management established a 5% residual value for property, plant and equipment. The estimated useful lives of the property, plant and equipment are as follows:

Plant and buildings	20-38 years
Transportation equipment	3-10 years
Machinery equipment	5-10 years
Office equipment	3-5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets’ gains or losses, if any, are recognized in the consolidated statement of income and other comprehensive income. There were no disposal of assets during the three months ended March 31, 2011 and 2012.

(k)	Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairments of long lived assets recognized for the three months ended March 31, 2011 and 2012.

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

In assessing uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50% likely to be realized upon settlement. As of March 31, 2012, the Company does not have any uncertain tax positions required to be recognized and measured under the accounting standard for income taxes.

(n)	Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax ("VAT"). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials. The Company records VAT payable and VAT receivable, net of payments, in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

(o)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statement of operations and comprehensive (loss) income on a straight line basis over the lease periods.

(p)	Stock based compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services received in exchange for stock based compensation at the grant date fair values of the awards.

The Company recognizes stock based compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period for each award. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  There were no stock options granted in the three months ended March 31, 2011 and 2012.

Cost of goods acquired or services received from non-employees is measured based on the fair value of the awards issued on the measurement date as defined in ASC 505, “Equity.” Awards granted to non-employees are remeasured at each reporting date using the fair value as at each period end. Changes in fair values between the interim reporting dates are attributed consistent with the method used in recognizing the original stock based compensation costs.

(q)	Shipping and handling costs

Shipping and handling costs are included in selling, general and administrative expenses which totaled $98,048 and $53,108 for the three month periods ended March 31, 2011 and 2012, respectively.

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

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest. The three levels of the valuation hierarchy are defined as follows:

☐ Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. At December 31, 2011 and March 31 2012, the Company did not have any fair value assets or liabilities classified as Level 1.

☐ Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2011 and March 31, 2012, the Company did not have any fair value assets or liabilities classified as Level 2.

☐ Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The measurement basis for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, short term loans, accounts payable, and other payables is carrying value, which approximates fair value. All such current assets with the exception of cash and restricted cash (Level 1) and short term loans (Level 2) would be classified as Level 3 measurements due to the presence of Company-specific unobservable inputs. The following table presents information about the company’s fair value financial liabilities classified as Level 3 as of December 31, 2011 and March 31, 2012.

	Balance as of March 31, 2012
	Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$35,918
Derivative liability related to warrant (Note 12)	-	-	$49,557

	Balance as of December 31, 2011
	Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$21,274
Derivative liability related to warrant (Note 12)	-	-	$22,806

A summary of changes in the Level 3-classified derivative liabilities related to stock purchase warrants and a loan for the year ended December 31, 2011 and for the three months ended March 31, 2012 is as follows:

Balance at December 31, 2010	$1,756,067
Warrant cancellation (Note 12)	(15,547)
Change in fair value of derivative liability for warrant	(1,294,407)
Change in fair value of derivative liability for loan	(402,033)
Balance at December 31, 2011	$44,080
Change in fair value of derivative liability for warrant	26,751
Change in fair value of derivative liability for loan	14,644
Balance at March 31, 2012	$85,475

(t)	Segment reporting

The Group reports its segments in accordance with ASC 280. The Group primarily operates in China and measures its business as a single operating segment.

(u)	Subsidy income

The Company, in connection with its occupancy and use of certain industrial park land, receives from time to time certain subsidies wholly at the discretion of the management authority of a third party research and development fund related to the industrial park which are not tied to future tenancy or performance by the Company; receipt of such subsidy income is not contingent upon any further actions or performance by the Company and the amounts do not have to be refunded under any circumstances. These amounts are not tied to land use rights or any other transactions. Upon receipt, these incentives are recognized within other income (loss) in the consolidated statements of operations and other comprehensive (loss) income.

(v) Restatements and reclassifications

The Company, effective with the annual 2011 financial statements included in Form 10-K, reclassified its presentation of revenue and costs of revenue in the consolidated statements of (loss) income and other comprehensive (loss) income to depict engineering, procurement, and construction (“EPC”) revenue attributable to third party customers, EPC revenue attributable to related parties, and product revenue given the growth in the number and per-contract revenue associated with EPC contracts. First quarter 2011 amounts have been reclassified to conform to the current presentation.

On March 30, 2012 the Company filed, on Form 8-K, a report announcing the pending restatement of its unaudited quarterly financial statements for the first three quarters of 2011. The root cause of the necessary adjustments to the quarterly interim unaudited financial information for the first three quarters of 2011 was identified during the preparation of the Company’s annual 2011 financial statements as reported in Form 10-K filed March 30, 2012. The Company determined that transaction losses resulting from variations in foreign currency exchange rates on certain purchase transactions denominated in U.S. dollars involving the Company’s onshore PRC subsidiaries (which use the yuan renminbi, or RMB as their functional currency) were incorrectly classified as translation losses and were incorrectly included in other comprehensive income (loss). These losses should have been reported in the statement of operations within other income (expense). Such transaction losses only impacted the first three quarters of 2011 as the underlying business activity involving purchasing of raw materials related to the Group’s then-under-construction Yangzhou production facility started in 2011 and was substantially completed by the end of 2011. The transaction losses arose as a result of cash advances made for purchase transactions in which goods were acquired outside of mainland China and imported to the Company’s onshore PRC subsidiaries. Continued weakening of the U.S. dollar against the RMB led to a decrease in the RMB value of purchased goods subsequently received relative to the asset already recorded for the refundable purchase advance made in cash.

Accordingly, the Company undertook further evaluation to identify and quantify the necessary adjustments to restate the previously issued unaudited financial information for the first three quarters of 2011. Adjustments were limited to the reclassification of foreign exchange transaction losses from other comprehensive income to non-operating income (loss), net in the consolidated unaudited statement of operations. Such adjustments were reported in amended Forms 10-Q for the first three quarters of 2011 filed with the SEC on May 15, 2012. The comparative amounts for the first quarter of 2011 included in this Form 10-Q reflect the restated financial information.

(w) Recent accounting pronouncements

Recently issued pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurements disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance, effective with the quarter ended March 31, 2012, did not have a material impact to CER’s financial statements as management concluded CER’s Level 3 fair value measurements were not material for purposes of additional disclosure.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for interim periods and annual periods beginning after December 15, 2011 and has been adopted by CER. Further, the requirement for presentation of reclassifications from other comprehensive income to net income on a line item basis contained in the new accounting standards update is presently subject to indefinite deferral by the FASB pending further evaluation. The adoption of this guidance has not impacted CER’s financial statements as the company presently prepares, and continues to prepare, a consolidated statement of operations and comprehensive income (loss).

Note 3 – Accounts Receivable, Net

(a)	Accounts Receivable, Net

	December 31,	March 31,
	2011	2012

Current accounts receivable - third parties	$11,639,138	$13,788,006
Current accounts receivable - related party	9,088,157	4,763,700
Current accounts receivable	20,727,295	18,551,706
Subtract: Allowance for doubtful accounts	-	-

Current accounts receivable, net	$20,727,295	$18,551,706

Current receivables also include revenue recognized in excess of amounts billed for EPC contracts. As of December 31, 2011 and March 31, 2012, revenue recognized in excess of amounts billed amounted to approximately $18,085,048 and $15,100,978, respectively.

(b)	Long-term Accounts Receivable, Net

The Company classifies accounts receivable and revenue recognized in excess of amounts billed which are to be collected after one year as long-term accounts receivable.

Long-term accounts receivable, net, which are presented in the below table net of the discounting effect for interest (see Note 16 for further description), included revenue recognized in excess of amounts billed of approximately $0 and $11,558,710 as of December 31, 2011 and March 31, 2012, respectively. As of March 31, 2012, an amount of $173,632 was re-classified to current receivables due to a change in contractual term.

	December 31,	March 31,
	2011	2012

Long term accounts receivable, net - third parties	2,345,910	5,503,982
Long term accounts receivable, net - related party	-	7,920,686
Long-term receivables	$2,345,910	13,424,668
Subtract: Allowance for doubtful accounts	(1,691,474)	(1,692,326)
Net long-term receivables	$654,436	11,732,342
Subtract: Current portion	(654,436)	(173,632)
Total	$-	11,558,710

Long-term accounts receivables consisted of two customers, Zhenjiang Kailin and Jiangsu SOPO, for both periods presented.

Subsequent to the balance sheet date of March 31, 2012, CER and Zhenjiang Kailin, related party, agreed to revise the payment schedule of receivables related to a project originally entered into in January 2011, which was near completion at the balance sheet date of March 31, 2012, from all remaining amounts due by August 31, 2012 to 4 installments due by December 31, 2013 with no interest to be earned (refer to note 16 for more details about the Zhenjiang Kailin receivable collection schedule). As of March 31, 2012, the accounts receivable (including both current and non-current portions) from Zhenjiang Kailin under the contract was $12,684,386 after discounting for the time value of money pursuant to applicable accounting guidance (the discount rate was determined as 10.65% considering the risk free rate and Zhenjiang Kailin’s credit risk). The discount reflected as a reduction to revenue in the statement of operations arising from this extension of payment terms was $1,509,668. Of the total balance of $12,684,386, $7,920,686 represented the non-current balance due from Zhenjiang Kailin which is to be collected over one year; the remaining $4,763,700 is included in current receivables due from a related party.

Long term accounts receivable, net due from third parties of $3,638,024 represents a balance due from Jiangsu SOPO. On October 18, 2011, CER signed a contract for the manufacture, design, and installation of a major dock storage and tube project with Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. The contract was valued at RMB 50 million (approximately $7.9 million), including the procurement part of RMB 40 million (approximately $6.3 million) and construction part of RMB 10 million (approximately $1.6 million). On April 15, 2012, CER and Jiangsu SOPO entered into a repayment agreement. Pursuant to the agreement, the total contract price depends on final settlement, and the current best assessment of this amount is RMB 50 million. Jiangsu SOPO will pay the original project price of RMB 50 million, plus interest over time of RMB 6 million, for a total of RMB 56 million (approximately $8.9 million) in exchange for an extension of the payment terms involving 36 installments due on a monthly basis starting from April, 2012. The discount rate used to discount these receivable cash flows under the applicable accounting guidance for Jiangsu SOPO was 8% (considering its stated-owned background and AA credit rating), which is same as the contractual rate of interest included in the contract. For the three months ended March 31, 2012, $5,355,174 in revenue was recognized in relation to this EPC project and the receivable as of March 31, 2012 was $6,076,529, among which $3,638,024 was classified as long-term accounts receivable.

Both of the arrangements described above regarding extensions of payment terms for these two particular customers were recognized in the March 31, 2012 balances and revenue for the quarter then ended as the underlying facts and circumstances leading to the arrangements existed, or were in the early stages of negotiation, at that time.

Note 4 – Inventories, Net

As of December 31, 2011 and March 31, 2012, inventories consist of the following:

	December 31,	March 31,
	2011	2012

Raw materials	$1,485,293	$2,095,005
Work in progress	12,975,360	13,033,507
Finished goods	217,659	217,769
Total inventories	$14,678,312	$15,346,281

For the three month periods ended March 31, 2011 and 2012, the Group accrued inventory provisions of $ 26,141 and $0, respectively, through charges to income.

Note 5 –Property, plant and equipment, Net

As of December 31, 2011 and March 31, 2012, property, plant and equipment, net consisted of the following:

	December 31,	March 31,
	2011	2012

Plants	$21,416,681	$21,417,239
Machinery equipment	4,496,365	4,264,027
Transportation equipment	366,270	859,457
Office equipment	839,790	366,454
Accumulated depreciation	(2,137,381)	(2,392,102)
Subtotal	24,981,725	24,515,075
Construction in progress	1,177,877	2,875,986
Property, plant and equipment, net	$26,159,602	$27,391,061

Depreciation expense for the three months ended March 31, 2011 and 2012 was $213,375, and $505,298, respectively.

Note 6 – Intangible Assets

Intangible assets mainly represent purchase of land usage rights in Yangzhou where the Company’s sole manufacturing plant is located and software. The Company obtained the usage title of its first land parcel in December 2009. The land use right was recorded at cost of $2,438,632 and is being amortized over the lease term of 50 years starting from November 2009 when it was acquired. In July 2011, the Company obtained the usage title of another parcel of land. The land use right was recorded at cost of $2,331,869 and is being amortized over the lease term of 50 years starting from July 2011. Amortization expense for intangible assets recorded for three months ended March 31, 2011 and 2012 amounted to $11,415 and $38,025, respectively. The remaining balance of intangible assets represents the net value of purchased software.

Note 7 – Short Term Loans

Short-term borrowings and letter of credit

A tabular reconciliation of the Company’s short term borrowings including balances outstanding at December 31, 2011 and March 31, 2012 and activity during the period (including letters of credit) is as follows. Where borrowings were originally denominated in Renminbi, the U.S. dollar outstanding balance at the respective period end, translated at the applicable period-end exchange rate, is included in the tabular presentation.

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Balance at Mar. 31, 2012	Pledge or guarantee
RMB 29 million – Shanghai Pudong Development Bank, Shanghai Branch	Aug. 31, 2011	7.544%	May 31, 2012	RMB 29,000,000 (USD 4,602,590)	RMB 0 (repaid March 28, 2012)	Collateralized by CER’s office building in Zhangjiang, Shanghai.

RMB 9.5 million – Bank of China, Yizheng Branch	Nov. 17, 2011	7.216%	Oct. 24, 2012	RMB 9,500,000 (USD 1,507,745)	RMB 9,500,000 (USD 1,508,505)	Guaranteed by Qinghuan Wu, Jialing Zhou, CER Shanghai, Shanghai Engineering, and Yizheng Auto
RMB 11.5 million – Bank of China, Yizheng Branch	Nov. 23, 2011	7.216%	Nov. 16, 2012	RMB 11,500,000 (USD 1,825,165)	RMB 11,500,000 (USD 1,826,085)	Industrial Park Investment and Development Co., Ltd., and pledged by a land use right in Yizheng, China.

RMB 6.68 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Dec. 29, 2011	6.405%	June 28, 2012	RMB 6,680,000 (USD 1,060,183)	RMB 6,680,000 (USD 1,060,717)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 7,430,000.

RMB 5 million - Shanghai Pudong Zhanjiang Micro-credit Co.	Dec. 2011	12.000%	June 9, 2012	RMB 5,000,000 (USD 793,550)	RMB 5,000,000 (USD 793,950)	Collateralized by a building in Shanghai owned by Jiangsu SOPO; guaranteed by Mr. Qinghuan Wu.

RMB 21 million letter of credit – China Construction Bank	Sept. 30, 2011	5.02%	Jan. 6, 2012	RMB 21,000,000 (USD 3,332,910)	-	Collateralized by machineries of CER Yangzhou.

RMB 7.98 million letter of credit – Industrial and Commercial Bank of China	Dec. 12, 2011	6.71%	May 28, 2012	RMB 7,980,000 (USD 1,266,506)	RMB 7,980,000 (USD 1,267,144)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.

RMB 1.28 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Jan. 16, 2012	6.405%	July 15, 2012	-	RMB 1,280,000 (USD 203,252)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 1,530,000.

RMB 10 million - Shanghai Pudong Zhanjiang Micro-credit Co., Ltd.	Feb. 29, 2012	12.000%	Feb. 20, 2013	-	RMB 10,000,000(USD 1,587,900)	Collateralized by accounts receivable from Zhenjiang Kailin; also collateralized by CER’ office building in Zhangjiang Shanghai in case of default in repayment.

RMB 29 million - Bank of Communication, Shanghai Branch	Mar. 20, 2012	7.544%	Mar. 15, 2013	-	RMB 29,000,000 (USD 4,604,910)	Collateralized by CER’s office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu.

RMB 5 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch.	Mar. 23, 2012	6.405%	Sept. 28, 2012	-	RMB 5,000,000 (USD 793,950)	Collateralized by several bank acceptance notes* owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).

*The Group’s bank acceptance notes are reported in “Notes receivable” in the consolidated balance sheet and represent short-term notes receivable typically received from customers as a form of payment. The Group can discount such notes receivable for early payment, typically at a small percentage discount to face value. The Group typically uses the notes to collateralize short-term borrowings as a means of matching timing of cash inflows and outflows, or transfers the notes to settle payables to suppliers.

Descriptions of short-term borrowings

On August 31, 2011, CER Shanghai borrowed RMB 29,000,000 (approximately $4,500,000 at the then-existing exchange rate) from the Shanghai Pudong Development Bank, Luwan Branch. The loan is collateralized by CER’s office building in Zhangjiang, Shanghai. The term of the loan was 9 months. The loan agreement provided for quarterly interest payments at an annual interest rate of 7.544% and the total principal and interest were repaid on March 20, 2012.

On December 9, 2010, CER Yangzhou entered into a three-year loan facility with the Bank of China, Yizheng Branch. The facility is RMB 30,000,000 (approximately $4,500,000 at the then-existing exchange rate). Any amounts due under the loan are repayable no later than November 24, 2013. The loan facility has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer; Jialing Zhou, a former director of the Company and wife of Mr. Wu; one of the Group’s subsidiaries and one of the Group’s VIEs, CER Shanghai and Shanghai Engineering, respectively; and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also collateralized the loan facility with its land use right in Yizheng. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,171,000 at the then-existing exchange rate) under the facility as a short-term loan, due in one year, with an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288 at the then-existing exchange rate) under the facility as a short-term loan, due in six months, with an annual interest rate of 5.56%. On November 15, 2011 and November 18, 2011, CER Yangzhou repaid RMB 9,500,000 (approximately $1,497,572) and RMB 11,500,000 (approximately $1,809,656), respectively. On December 20, 2011, CER Yangzhou repaid RMB 9,152,782 (approximately $1,444,773). On November 17, 2011 and November 23, 2011, CER Yangzhou drew down RMB 9,500,000 (approximately $1,497,000 at the then-existing exchange rate) and RMB 11,500,000 (approximately $1,810,000 at the then-existing exchange rate), respectively, under the three-year loan facility. The loans are due in one year and carry an annual interest rate of 7.216%.

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

In December 2011, CER Shanghai borrowed $789,639 (RMB 5,000,000 at the then-existing exchange rate) from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. The loan is collateralized by a building in Shanghai owned by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER. The loan carries an annual interest rate of 12% and the due date of the loan is June 9, 2012. The loan was drawn down in two installments, with $315,353 (RMB 2,000,000) and $474,286 (RMB 3,000,000) being drawn down on December 15, 2011 and December 22, 2011, respectively. The total amount of principal and interest amounting to RMB5,043,333 (approximately $801,038) was repaid on April 16, 2012.

On January 16, 2012, CER Shanghai borrowed RMB1,380,000 (approximately $217,989 at the then-existing exchange rate) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from January 16, 2012 to July 15, 2012. The loan is collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB1,530,000 (approximately $242,949).

On March 29, 2012, CER Shanghai repaid RMB100,000 (approximately $15,890) because one bank acceptance note used for collateral in the amount of RMB100,000 expired on that day.

On February 27, 2012, CER Shanghai signed a loan contract to borrow RMB 10 million from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. On February 29, 2012, CER Shanghai drew down $1,589,345 (RMB 10 million at the exchange rate at that time). The loan is guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER and collateralized by the accounts receivable of CER Shanghai. If there is any default in repayment, CER Shanghai agrees to further secure the loan by way of CER’s office building in Zhangjiang, Shanghai. The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013.

On March 6, 2012, CER Shanghai entered into a short-term comprehensive loan facility with the Bank of Communication, Shanghai Branch. The facility is RMB 57,000,000 (approximately $9,000,000). CER Shanghai is entitled to draw down RMB 40,000,000 (approximately $6,300,000) as a short-term loan or RMB 57,000,000 (approximately $9,000,000) as bank acceptance notes after making a cash deposit of RMB 17,000,000 (approximately $2,700,000) to the bank. On March 20, 2012, CER Shanghai drew down RMB 29 million to replace the existing Shanghai Pudong Development Bank, Shanghai Branch loan. Any amounts due under the loan are repayable no later than January 20, 2013. The loan has been collateralized by CER’s office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer.

On March 23, 2012, CER Shanghai entered into a loan contract to borrow RMB5,000,000 (approximately $795,000 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.1641%. The term of the loan is six months commencing from March 23, 2012. The loan is collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).

Interest expense on short-term loans, except the formerly convertible debt, for the three months ended March 31, 2011 and 2012 was $63,401 and $217,406, respectively.

Descriptions of letters of credit

CER, through its subsidiary, CER Yangzhou imports goods from CER Hong Kong, which are purchased from overseas suppliers. CER Yangzhou issued a forward letter of credit (“L/C”) to CER Hong Kong for import purchases in September 2011. The L/C is collateralized by the machinery of CER Yangzhou’s plant. On September 30, 2011, CER Hong Kong discounted the L/C from Standard Chartered Bank’s Hong Kong branch in the amount of RMB 21,000,000 ($3,240,000 at the exchange rate at such date). The due date of the L/C is January 6, 2012. The discount rate is 5.02% annually. CER Yangzhou repaid RMB 21,000,000 on January 6, 2012.

On November 29, 2011, CER Shanghai issued a forward letter of credit (“L/C”) to CER Yangzhou for the purchase of goods. The L/C is collateralized by a building in Shanghai, which is owned by Jiangsu SOPO. On December 12, 2011, CER Yangzhou discounted the L/C from Industrial and Commercial Bank of China Limited, Zhangjiang Branch in the amount of RMB 7,980,000 (approximately $1,260,000 at the exchange rate at the time). The due date of the L/C is May 28, 2012. The discount rate is 6.71% annually. The total amount of the letter of credit was repaid on May 15, 2012. On May 18, 2012, CER Shanghai renewed the issuance of a forward letter of credit amounting to RMB 7,900,000 (approximately $1,254,000) to CER Yangzhou for purchase of goods.

Interest expense on letters of credit for the three months ended March 31, 2011 and 2012 was $0 and $26,986, respectively.

Formerly convertible debt (presented as current portion of long term loan)

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Balance at Mar. 31, 2012	Pledge or guarantee
$ 5 million – Hold And Opt Investments Limited	Dec. 31, 2010	15.100%	Sept. 9, 2012	USD 4,850,945	USD 4,896,982	Collateralized by 8,000,006 of Qinghuan Wu's shares in CER.

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provided term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note were used for the construction of the Company’s new plant located in Yangzhou, China including, the purchase of land for the plant, buildings, equipment, and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company issued the Lender a five-year common stock purchase warrant (“Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of these Convertible Note divided by the conversion price of $1.80.

The Lender may recall a Convertible Note after the first anniversary of the draw down at a redemption price equal to the outstanding principal plus any accrued and unpaid interest upon the closing by the Company of any debt and/or equity financing (except for debt financings with banks or institutional lenders in China), in an amount up to 50% of the amount financed. Additionally, upon occurrence of certain events, the Lender can demand the entire outstanding principal, together with any accrued and unpaid interest to be immediately repaid in full or in part. The Company can also prepay the Convertible Note at any time it desires with accrued and unpaid interest.

The embedded conversion feature of the Convertible Notes was accounted for as an embedded derivative in accordance with ASC 815 “Derivatives and Hedging” because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB. The conversion feature was accounted for as a derivative liability on the balance sheet and classified as a current liability based on the timing of the cash flows derived from the convertible notes. The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to September 30, 2011 (the date of extinguishment of the conversion feature) using the effective interest rate method. The change in fair value of the conversion feature derivative liability of $171,175 was recorded in the consolidated statement of operations and other comprehensive (loss) income for the three months ended March 31, 2011 with no similar amount for the quarter ended March 31, 2012 due to the termination of the derivative. The interest expenses recognized for accretion to the redemption value of the Convertible Notes were $36,542 and $46,037 for the three months ended March 31, 2011 and 2012, respectively.

The value of the Warrants at the grant date on May 21, 2009 was accounted for as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from the grant date to September 30, 2011 (the date of extinguishment of the conversion feature) of the Convertible Notes. For the three months ended March 31, 2011, $74,352 of deferred financing costs were amortized and charged to interest expense, respectively with no amounts recognized in 2012 due to the cessation of recognition of remaining costs in 2011. The Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the warrants is denominated in USD, which is a currency other than the Company’s functional currency, RMB. Changes in fair value of the warrants (Note 12) for the three months ended March 31, 2011 and 2012 were recorded in the consolidated statement of operations and other comprehensive (loss) income.

On December 31, 2010, the Company entered into a loan agreement with the Lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis. The principal and accrued interest is due September 29, 2012; hence the modified loan is classified as a current liability as of March 31, 2012. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements. The Lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantor of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company, pledged 8,000,006 of his shares in CER for the repayment of the principal due under the loan agreement.

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

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increases against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for this indexed feature as an embedded derivative and recognized a derivative liability in the amounts of $21,274 and $35,918 as of December 31, 2011 and March 31, 2012, respectively. The change in fair value of the derivative liability of $14,644was recorded in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012.

As a result of the Company not filing its quarterly report with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the quarter ended March 31, 2012, the Company was in violation of the loan covenants on this formerly convertible loan, which will mature on September 29, 2012, with such loan having covenants and default terms with respect the Company’s obligation to timely file SEC reports and comply with applicable laws. The violation of the covenant provision regarding timely filings of SEC reports permits the lender to accelerate the repayment of the full amount of the principal and interest due on the loan which is reported under current portion – long term loan in the consolidated balance sheet. On May 10, 2012, the lender provided to the Company with a waiver of the covenant and default terms and also provided sufficient time to make the necessary past due filings, before a covenant violation or default would result again concerning these issues. Also, at March 31, 2012 there were no other instruments of debt or contracts outstanding that had covenants requiring monitoring for compliance.

Note 8 – Notes Payable

Notes payable represents bank acceptance drafts that are non-interest bearing and due within six months. The balance of the bank acceptance drafts is $1,396,648 and $2,826,462 as of December 31, 2011 and March 31, 2012.

On November 24, 2011, the bank acceptance drafts were arranged with Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch by CER to settle its purchases from certain customers. The bank acceptance drafts are collateralized by a building in Shanghai owned by Jiangsu SOPO. As of March, 31, 2012, the bank acceptance draft from Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch was $1,397,352.

On January 9, 2012, Shanghai Engineering entered into a three-year loan facility with the Bank of Ningbo, Shanghai Branch. The facility is RMB 4,500,000 (approximately $713,000 at the exchange rate at that time). The funds have been drawn down in the form of bank acceptance drafts in two installments, with $635,160 (RMB 4,000,000) and $793,950 (RMB 5,000,000) being issued by the Bank of Ningbo on March 6, 2012 and March 21, 2012, respectively, with a cash deposit accounting for 50% of the total amount of bank acceptance. The loan has been guaranteed by Qinghuan Wu and Jialing Zhou and also collateralized by a building located in Hongkou District, Shanghai, which is owned by Mr. Wu and his son.

On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). The period of the comprehensive line of credit is from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. No amounts were borrowed under this arrangement until April 24, 2012, when CER Yangzhou drew down bank acceptance notes amounting to RMB 3,100,178 (approximately $492,287) after making a cash deposit of RMB 1,860,107(approximately $294,882) to the bank. On May 23, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 4,200,000 (approximately $664,472) after making cash deposit of RMB 2,520,000 (approximately $395,519) to the bank.

Note 9 – Taxation

USA

The Company is subject to U.S. income tax at a rate of 34% on its assessable profits.

Hong Kong

CER Hong Kong subsidiaries were subject to Hong Kong profit tax at a rate of 16.5% on their assessable profits. No Hong Kong profit tax has been assessed as the Group did not have assessable profit that was earned in or derived within the legal boundaries of Hong Kong during the periods presented.

PRC

The New Enterprise Income Tax ("EIT") law was effective January 1, 2008 and the standard EIT rate is 25%. Pursuant to the PRC tax law, net operating losses can be carried forward 5 years to offset future taxable income.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER HK, had, for the first time, estimated taxable profits earned in the PRC. As such, CER HK is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For the quarter ended March 31, 2012, given the Group is likely to be regarded as having permanent establishment, CER HK provided taxes, included in the consolidated tax provision, of $249,630. The primary reason for CER HK’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million accrued expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15%, each for a three year period ending in 2014, as they were recognized as high and new technology entities (“HNTEs”) in April, 2011. CER Yangzhou is subject to enterprise income tax at a statutory rate of 25%.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profits of non-US subsidiaries as of December 31, 2011 and March 31, 2012 were approximately $1,102,139 (RMB7,687,921), and $1,882,668 (RMB12,611,463), respectively, and they are considered to be indefinitely reinvested. Moreover, the Company’s liquidity position does not require transfers of cash outside of the PRC to the parent jurisdiction (U.S.), as all business activity and debt is carried on in the PRC. The Company has not paid dividends on its common shares and does not have an intention of doing so in the foreseeable future. Accordingly, no provision has been made for deferred taxes. No dividends were declared out of cumulative retained earnings as of December 31, 2011 or March 31, 2012.

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended March 31, 2011 and 2012. The net operating loss carry forwards for the U.S. income tax purposes were approximately $8,355,602 and $8,519,850 at December 31, 2011 and March 31, 2012, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years from origination. Management believes that the realization of the benefits arising from these accumulated net operating losses is uncertain due to the Company's limited operating history, continuing losses for United States income tax purposes, and the fact that substantially all of the Company’s business activity is derived from the PRC. Accordingly, the Company has offset substantially all of the gross deferred tax assets for such net operating losses with additional valuation allowances recorded through income tax expense, which are a significant driver of the Company’s effective tax rate, given the history of loss and the uncertainty regarding the future. Remaining net deferred tax assets consist only of those supported by reversing deferred tax liabilities, as well as any deferred tax assets related to the PRC that management has concluded are more likely than not of being realized.

As of March 31, 2012, the Company did not have any material uncertain tax positions subject to the provisions of ASC 740-10; as such, there are no liabilities for unrecognized tax benefits. As described earlier in this Note, the Group provided for PRC EIT tax on profits earned by the Group’s Hong Kong subsidiary in the PRC.

Note 10 –Earnings / (Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share”. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings/(losses) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following table lists the potentially dilutive securities at March 31, 2012 related to our compensation plans under which shares of our common stock are authorized for issuance.

Potentially Dilutive Securities	Number of Securities to be Issued	Reference Index
Dilutive securities from warrants issued as part of financing with Series A preferred stock	1,852,820	Note 12
Dilutive securities from warrants issued with convertible notes	1,388,889	Note 12
Dilutive securities from options to Ye Tian (director)	500,000	Note 13
Dilutive securities from options to Estelle Lau (director)	60,000	Note 13
Dilutive securities from options to Sum Kung (director)	22,500	Note 13
Dilutive securities from options to Jules Silbert (director)	22,500	Note 13
Total potentially dilutive securities	3,846,709

For the three months ended March 31, 2011, there was no diluted effect to loss per share due to the loss position. Warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 560,000 shares of its common stock, as of March 31, 2011, were not included in the calculation of dilutive earnings/(loss) per share because of their anti-dilutive effect.

For the three months ended March 31, 2012, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 605,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effects. The exercise price exceeded the current share price for all stock-based options and warrants.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012
Numerator:
Net loss for the period	(476,447)	(194,276)
Net loss available to common stock holders – Basic and diluted	(476,447)	(194,276)
Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	30,930,949	31,033,148
Denominator for diluted earnings per share	30,930,949	31,033,148
Basic (loss)/earnings per share	(0.02)	(0.01)
Diluted (loss)/earnings per share	(0.02)	(0.01)

Note 11 – Convertible Preferred Stock

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

For the year and three months ended December 31, 2011 and March 31, 2012, no shares of Series A convertible preferred stock were converted.

As of December 31, 2011 and March 31, 2012, the Company had 200,000 and 200,000 shares of Series A convertible preferred stock issued and outstanding, respectively.

Note 12 – Warrant and Derivative Liabilities

Under authoritative FASB Accounting Standards Codification guidance pertaining to whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature embedded derivative that extinguished in 2011 and the embedded derivative related to exchange rate settlement differentials of the Company’s convertible note (described in Note 7), the related warrants issued with the convertible note, and the warrants issued in connection with Series A convertible preferred stock do not have fixed settlement provisions because their conversion and exercise prices are denominated in USD, which is a currency other than the Company’s functional currency, RMB. Additionally, the Company was required to include the reset provision in order to protect the holders from potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature embedded derivative and exchange rate settlement differential embedded derivative of the Convertible Notes were separated from the host contract (i.e. the Convertible Notes) and recognized as derivative liabilities in the balance sheet, and the derivatives associated with warrants issued in connection with the Convertible Notes and Series A preferred stocks have been recorded as warrant liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair value reported in the consolidated statements of income and other comprehensive income.

As of September 30, 2011, the conversion feature expired on the formerly convertible debt and there is no longer any conversion term on the modified loan.

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

Derivative liability from convertible notes	December 31, 2011	March 31, 2012

Estimated forward rate	6.34	6.32
Discount rate	0.64%	0.63%
Discount factor	0.995	0.997

Fair value	$21,274	$35,918

Derivative liability associated with warrants issued in connection with convertible notes:

	December 31, 2011	March 31, 2012
Number of shares exercisable	1,388,889	1,388,889
Stock price	0.38	0.55
Exercise price	1.8	1.8
Expected dividend yield (d)	-	-
Expected life (in years) (c)	2.39	2.14
Risk-free interest rate (a)	0.32%	0.37%
Expected volatility (b)	61%	58.5%
Fair Value:
Derivative liability - warrants issued in connection with Convertible Notes	20,920	42,674

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Note 13 - Stock-Based Compensation

Stock Option Plan

In September 2008, the board of directors approved the Company’s Stock Option Plan and granted 335,000 options to acquire the Company’s common stock at $2.90 per share to five non-employee directors and consultants under the 2008 Plan. The option plan was revised and approved at the shareholders’ meeting as of November 20, 2011 (there were no significant changes impacting valuation or accounting for share based compensation). Detailed terms of the plan are described as follows with each grant.

Stock Options

On June 24, 2009, the Company appointed one independent director and granted him stock options to purchase 500,000 shares of the Company’s common stock. The options will vest and become exercisable in eight equal installments evenly spread out during the three year period beginning from July 1, 2009. On September 7, 2009, the Company appointed another independent director and granted her a stock option to purchase 60,000 shares of the Company’s common stock; these options fully vested by October 2011. Unvested options shall be terminated and forfeited upon the termination of a holder’s director status.

On June 7, 2011, the Board of Directors resolved to modify these option grants and adjusted the exercise price of one incumbent director’s options from $1.22 to $0.73 per share and another director’s options from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one retired director, such that all the shares underlying the option were deemed vested as of June 7, 2011. The total incremental compensation cost in respect of such acceleration and option modification was $202,106, which was recorded in the second quarter of 2011.

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

The Company used the Black-Scholes Model to value the options at the time they were granted. The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the options at the grant dates (for 2011, as there were no grants in 2012).

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

For the three months ended March 31, 2011 and 2012, the Company recognized $35,253 and $7,067 of compensation expense, respectively.

Following is a summary of the status of options outstanding at March 31, 2012:

Outstanding Options			Exercisable Options
		Remaining			Remaining
Exercise		contractual	Exercise		contractual
price	Number	term (years)	price	Number	term (years)

$0.73	60,000	7.50	$0.73	60,000	7.50
$0.73	500,000	7.25	$0.73	500,000	7.25
$0.73	60,000	9.25	$0.73	22,500	9.25
$0.73	60,000	9.25	$0.73	22,500	9.25
Total	680,000			605,000

Following is a summary of the option activity:

Outstanding as of December 31, 2010	560,000
Granted	120,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	680,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2012	680,000
Vested and exercisable as of March 31, 2012	605,000

Note 14– Interest Expense, Net

For a detailed discussion of borrowings and balances underlying interest expense, see Note 7.

	Three months ended March 31,
	2011	2012
Interest on current portion of long term loan	$159,018	$168,200
Interest on long-term loans	128,019	-
Amortization of deferred financing costs	74,352	-
Accretion to face value on loans	52,357	46,037
Expense of common stock issued in relation to long term loan	40,308	-
Interest on short-term loans	63,401	217,406
Bank note discount interest	83,667	-
Warrant cancellation	(15,547)	-
Interest capitalized	-	(25,040)
Interest income	(216,050)	(2,800)
Letter of credit interest	-	26,986
Total	$369,525	$430,789

Note 15 – Other Non-operating Expense, Net

Other non-operating expenses consist primarily of foreign exchange losses on purchasing transactions.

	For the three months ended March 31,
	2011	2012
	(Note 2(v))

Foreign exchange losses (gain)	154,035	(23,267)
Other non-operating expenses (income)	36,582	(36,790)
Total other non-operating expenses, net	$190,617	$(60,057)

The previously reported amount of foreign exchange losses for the quarter ended March 31, 2011 was $33,553 in the Form 10-Q as originally filed. As further described in Note 2(v), foreign exchange losses were adjusted for 2011 quarterly periods, and for the first quarter of 2011 were increased by $120,482 for the reasons more fully described in Note 2(v).

Note 16 – Related Party Transactions

In 2005, Shanghai Engineering entered into agreements with the son of Mr. Qinghuan Wu to lease the office at Quyang Road, Hongkou District, Shanghai for 5 years. For the three months ended March 31, 2011 and 2012, the Company paid $13,203 and $0, respectively, as rental expense to Mr. Qinghuan Wu's son. In May 2011, CER terminated the lease agreement and moved to a new Shanghai office.

On February 1, 2010, Mr. Qinghuan Wu, arranged for a $1,000,000 loan from Haide, a company controlled by Mr. Qinghuan Wu, to the Company. The proceeds of this loan were used by CER Yangzhou for additional paid-in capital which helped fund the Company’s new plant in Yangzhou, China. The loan was an interest only loan, bearing interest at the annual rate of 9.5%, and is unsecured. The Company will pay the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012, hence the remaining loan is classified as long-term loan to be repaid within one year. The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the loan agreements. The Company repaid principal of $ 460,000 in December 2010. On October 10, 2011, CER paid the remaining outstanding principal due under the long-term loan. The prepayment sum of $548,550 represented the principal amount and the interest due.

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhenjiang Kailin”) of Zhenjiang City. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system will be part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant. 98 percent of the project was completed as of March 31, 2012 and the project has been fully completed by the end of May 2012. Transactions between CER and Zhenjiang Kailin are presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of a significant creditor, Hold and Opt Investments Limited (as discussed in Note 7, Short-Term Loans) and is a less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. Management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER. For the three months ended March 31, 2012, revenue earned from the contract amounted to $5,830,916.

On November 25, 2011, CER Yangzhou entered into the first of two guaranty contracts regarding the Zhenjiang Kailin contract with third party CGN Energy Service Co., Ltd. (“CGN Energy”). CER Yangzhou and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the Zhenjiang Kailin project contract price. CER sold certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat recovery project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. The substance of this transaction is Zhenjiang Kailin obtaining financing from third party CGN Energy to pay CER. CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat recovery project. If there is any default by Zhenjiang Kailin, the first in guarantee order is Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy. The second in guarantee order is Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. Third in guarantee order is CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat recovery project contract. The amount of the guarantee, RMB 24.1 million, represents 7.8% of the RMB300 million project price.

On March 20, 2012, CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for another portion of the Zhenjiang Kailin project contract price (similar to the financing arrangement with CGN Energy in 2011). CER sold certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat power generation project to CGN Energy at a price of RMB30 million (approximately $4.8 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. CER Yangzhou also entered into a second guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat power generation project. The guarantee contract is of the same character as the first financing arrangement, Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy is in the first guarantee order, Jiangsu SOPO in second guarantee order and CER Yangzhou in the third guarantee order, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat power generation project contract. The amount of the guarantee, RMB 30 million, represents 10% of the RMB 300 million project price. There are no other guarantees for any other elements of the Zhenjiang Kailin project contract price.

There are no other guarantees for any other elements of the project. The Company assessed the arrangement under SAB 104 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met. As a similar guaranty could be obtained from a third party financial institution and performance of the contract is probable, the Company separated the deliverable represented by the guaranty from the rest of the contract price and recognized the initial fair value of the guaranty liability arising from the guaranty contract as deferred revenue. As of March 31, 2012, the deferred revenue was $197,154. This amount will be amortized to revenue according to applicable GAAP accounting requirements as the underlying structured payment obligation is satisfied by Zhenjiang Kailin’s payments to CGN Energy.

Subsequent to the first quarter, on May 8, 2012, CER and Zhenjiang Kailin entered into an agreement whereby CER will pay Zhenjiang Kailin RMB 8.9 million (approximately $1.5 million) as a penalty (“the penalty”) for the economic losses suffered by Zhenjiang Kailin resulting from project delays past the originally expected completion date of December 31, 2011. The original Zhenjiang Kailin contract for the construction of the facility did not contain any provisions for late completion or liquidated damages. As part of this agreement, CER agreed to assume additional costs, estimated at $0.6 million, to bring the capacity of the sulfuric acid waste heat recovery system to original specifications and to install additional electric utilities. The penalty payment is included in the accrued expenses and other liabilities and is expected to be paid in June.

Also, subsequent to the first quarter, on the same date, the two parties also signed an upgrade contract for the same facility valued at RMB 8 million (approximately $1.26 million). The purpose of the enhancements contemplated in this contract is to raise the capacity of the system from 800k tons to 900k tons of sulfuric acid per year. This enhancement project has been completed by the end of May 2012 and will permit $1.26 million of additional billings.

As further described in Note 3 regarding accounts receivable, subsequent to March 31, 2012 CER and Zhenjiang Kailin agreed to revise the payment schedule of outstanding accounts receivable as below.

Maturity date	Amount due

August 31, 2012	4,763,700

June 30, 2013	2,858,220

September 30, 2013	3,175,800

December 31, 2013	3,331,807

Total	14,129,527

As of March 31, 2012, the accounts receivable (including both current and non-current portions) from Zhenjiang Kailin under the contract was $12,684,386 after the taking into account the discounting impact (discount rate was determined as 10.65% considering the risk free rate and Zhenjiang Kailin’s credit risk) and the discount reflected in revenue in the statement of operations was $1,509,668. $7,920,686 represents the balance due from Zhenjiang Kailin which is to be collected in over one year.

Pursuant to applicable construction contract accounting guidance, the additional $1.26 million of revenue for the system upgrade project, the $1.5 million penalty for economic losses incurred by CER’s customer, and the discount effect arising from the payment term extension were added to (or subtracted from, for the latter two items) the total estimated contract revenue for the Zhenjiang Kailin project while the additional estimated costs for both agreements were added to the budgeted costs of the total Zhenjiang Kailin project to calculate a revised percentage of completion. These adjustments were incorporated into the total estimated revenues of the contract, and total budgeted costs, for the quarter ended March 31, 2012 despite both agreements being signed subsequent to such date, as recognized subsequent events, due to underlying facts and conditions regarding the overall project being present prior to or at the balance sheet date of March 31, 2012. As of March, 31, 2012, 98 percent of the project was completed, and it has been fully completed by the end of May 2012. For the three months ended March 31, 2012, revenue earned from the contract amounted to $5,830,916. The cost of revenues associated with the original contract and the additional agreements entered into was $7,505,301 for the three months ended March 31, 2012. The revenue, less the discount effect reflected in revenue and penalty assumed reflected in revenue, was not fully offset by the additional revenue agreed to; further, additional incurred (and yet to be incurred) costs impacted the percentage completion, reducing the margin on the project to negative 28% for the quarter ended March 31, 2012.

On October 20, 2011, CER (Hong Kong) entered into an advanced payment agreement amounting to $669,800 with Haide, a company controlled by Mr. Qinghuan Wu. The substance of this arrangement was a short term borrowing from a related party. Pursuant to the agreement, Haide paid on behalf of CER (Hong Kong) to certain vendors $450,000 on October 20, 2011 and $219,800 on November 1, 2011, respectively. The terms of the agreement provide for zero interest. CER (Hong Kong) repaid $550,000 to Haide on November 25, 2011. As of March 31, 2012, the remaining balance of $119,800 was recorded in accrued expenses and other liabilities.

In March 2012, Mrs. Jialing Zhou, a shareholder and wife of Mr. Qinghuan Wu, provided an interest-free loan of RMB 1,350,000 (approximately $214,366) to Shanghai Engineering by two installments. The remaining balance of RMB 1,350,000 (approximately$214,366) is expected to be repaid by the end of June, 2012 and is classified in accrued expenses and other liabilities. Shanghai Engineering repaid the principal of RMB 350,000 (approximately $55,576) on April 16, 2012 and RMB 300,000 (approximately $47,637) on June 6, 2012, respectively.

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

The Company made contributions of $67,375 and $137,808 for employment benefits, including pension payments for the three months ended March 31, 2011 and 2012, respectively.

Note 18 – Statutory Reserves

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

The transfer to these reserves must be made before distribution of any dividends to shareholders. For the years ended December 31, 2011, there were $376,794 of transfers to statutory reserves for these subsidiaries and affiliates of the Company generating profits. Statutory reserves were $509,596 as of December 31, 2011 and March 31, 2012.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $ 8,015,475 as of March 31, 2012.

Note 19 – Commitments and Contingencies

Subsequent to the first quarter, on May 8, 2012, CER and Zhenjiang Kailin entered into an agreement whereby CER will pay Zhenjiang Kailin RMB 8.9 million (approximately $1.5 million) as a penalty for the economic loss suffered by Zhenjiang Kailin resulting from project delays past the originally expected completion date of December 31, 2011. The penalty is included in accrued expenses and other liabilities and is expected to be paid in June.

Note 20 – Subsequent events

On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). No amounts were borrowed under this arrangement until April 24, 2012, when CER Yangzhou drew down bank acceptance notes amounting to RMB 3,100,178 (approximately $492,287) after making a cash deposit of RMB 1,860,107(approximately $294,882) to the bank. On May 23, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 4,200,000 (approximately $664,472) after making cash deposit of RMB 2,520,000 (approximately $395,519) to the bank. On June 6, 2012, CER Yangzhou drew down RMB 10 million (approximately $1,587,900) as a short-term loan. This amount due in one year and carries the annual interest rate of 7.544%.

On April 12, 2012, CER Shanghai drew down RMB 11 million under the short-term comprehensive loan facility with the Bank of Communication, Shanghai Branch described in Note 7. The facility is RMB 57 million, CER Shanghai is entitled to draw down RMB 40 million as a short-term loan or RMB 57 million as bank acceptance notes after making a cash deposit of RMB 17 million to the bank. CER Shanghai drew down RMB 29 million on March 20, 2012.

On April 16, 2012, CER Shanghai repaid a full principal amount of RMB 5 million to Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. The loan was signed in December 2011 and carried an annual interest rate of 12%. The loan was drawn down in two installments, with $315,353 (RMB 2,000,000) and $474,286 (RMB 3,000,000) being drawn down on December 15, 2011 and December 22, 2011, respectively. The total amount of principal and interest amounting to RMB5,043,333 (approximately $801,038) was repaid on April 16, 2012.

In April, CER Shanghai repaid RMB 4.6 million to the Industrial and Commercial Bank of China Limited, Zhangjiang Branch under the loan of RMB 6.68 million signed in December 2011. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 7.43 million, and these reimbursements were due to the matured status of a same amount of bank acceptance notes used for collateral. In May, the remaining total amounts of RMB 2.08 million were repaid under this loan.

RMB387,140 was repaid to the Industrial and Commercial Bank of China Limited, Zhangjiang Branch under a loan of RMB 1.38 million signed in January 2012. The loan is collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB1.53 million, and these reimbursements were due to the matured status of a same amount of bank acceptance notes used for collateral. In May, the remaining total amounts of RMB 992,860 were repaid under this loan.

CER Shanghai began to repay RMB 900,000 per month to Shanghai Pudong Zhanjiang Micro-credit Co., Ltd from April 2012 under the loan contract of RMB 10 million. The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013. Amounts totaling RMB 1,800,000 had been repaid as of May 21, 2012.

On May 18, 2012, CER Shanghai renewed the issuance of a forward letter of credit (“L/C”) to CER Yangzhou for purchase of goods, after repaying the prior letter of credit amounting to RMB 7,980,000 (approximately $1,266,700) to the Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch on May 15, 2012. The L/C is collateralized by a building in Shanghai, which is owned by Jiangsu SOPO (Group) Company Limited, one of the Company’s customers. On May 21, 2012, CER Yangzhou discounted the L/C from Industrial and Commercial Bank of China Limited, Zhangjiang Branch in the amount of RMB 7,900,000 (approximately $1,254,000 at the exchange rate at the time). The due date of the L/C is September 17, 2012, and bears the discount rate of 6.405% annually.

On May 30, 2012, CER Shanghai renewed the issuance of bank acceptance notes amounting to RMB 8.8 million, with a cash deposit of RMB 0.8 million, from the Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch, after it repaid the same amounts on May 22, 2012. The bank acceptance drafts are collateralized by a building in Shanghai owned by Jiangsu SOPO (Group) Company Limited, one of the Company’s customers.

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

Overview

China Energy Recovery, Inc. (the "Company," "we," "us," or "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. All of the manufacturing takes place at the Company's manufacturing facility in Yangzhou, China. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the systems are assembled and installed. The Company has primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. The Company mainly sells its energy recovery systems and services directly to customers.

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

Facing a possible large market opportunity and potential government support, we decided to enlarge our production capacity by setting up a new production base. Our plan is to establish CER Yangzhou as a world-class international manufacturing facility of waste heat equipment, in both products and technology. We plan to make highly efficient energy-saving products, using advanced manufacturing processes and equipment, We intend for this manufacturing facility to embody a completely new look of a modern factory, thus making the Company more competitive, while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. In January 2011, Phase One construction of the plant was completed. The Phase One facility is about 14,000 square meters. Many advanced pieces of advanced equipment have been installed in the new factory. The new facility significantly expands our ability to accept new orders and will speed delivery of large-scale waste heat systems for new and retro-fitted industrial plants located in China and other international markets overseas. Phase Two is under construction.

With phase one of the new facilities completed, we are prepared to expand our customer base and enter into more sectors. We expect to incur separate (unrelated to any particular customer project) research and development expenditures to support an expansion into new sectors, such as coke refining and cement, including adding more specialized skills to our engineering and design team. We are also planning on entering into marketing partnerships and licensing deals that should enable us to reach a boarder segment of the market. We believe that there is significant opportunity in international markets and we intend to enter these markets through partnerships.

Coming through the world economic crisis, we took more orders than anticipated from existing and new customers during the first three months of 2012. The main reason is that we focused more attention and efforts on EPC contracts, which contributed to higher revenue. On January 8, 2011, CER signed an EPC contract for a major waste heat recovery system with Zhenjiang Kailin, a related party of CER. The contract was valued at RMB 300 million (approximately $46 million). This project was nearly completed by March 31, 2012.

During 2011 and first quarter of 2012, the demand for energy recovery systems significantly recovered in response to a series of factors, including the recovery of the global economy, especially the Chinese economy, government support, the implementation of incentive policies for energy savings industries, and increasing availability of financing. With our new manufacturing facility in operation and our ability to perform more EPC contracts, based on our currently signed contracts, forecasts and production schedule, we anticipate positive results in the next few years.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis. Management believes that there are certain accounting estimates and management judgments that have greater influence on the financial statements, including the process of determining percentage completion on EPC project contracts, allowances for doubtful accounts, provisioning for inventory, measurement of deferred taxes and related valuation allowances, and various fair value measurements. The most critical policies are discussed further herein and in Note 2 to the financial statements.

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

We have concluded that Shanghai Engineering is a variable interest entity and that CER Hong Kong is the primary beneficiary thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-Q, the Company recovered (recovers) substantially all of the profits of its VIE through service fees charged (particularly under the consulting and service agreement) and has the unilateral ability to do so through its wholly owned subsidiaries. Accordingly, through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIE and absorbs all, or substantially all, of the profits or losses; therefore, the Company is the primary beneficiary. Under the requirements of the FASB’s accounting standard regarding VIEs, CER Hong Kong consolidates the financial statements of Shanghai Engineering. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

Fair Value Measurements

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of the valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2011 and March 31, 2012, the Company did not have any assets or liabilities classified as Level 2.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurements disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance, effective with the quarter ended March 31, 2012, did not have a material impact to CER’s financial statements as management concluded CER’s Level 3 fair value measurements were not material for purposes of additional disclosure.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for interim periods and annual periods beginning after December 15, 2011 and has been adopted by CER. Further, the requirement for presentation of reclassifications from other comprehensive income to net income on a line item basis contained in the new accounting standards update is presently subject to indefinite deferral by the FASB pending further evaluation. The adoption of this guidance has not impacted CER’s financial statements as the company presently prepares, and continues to prepare, a consolidated statement of operations and comprehensive income (loss).

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended March 31,
	2011	% of Revenue	2012	% of Revenue
REVENUES
Third parties
EPC - third parties	4,441,880	60.2%	19,411,694	67.3%
EPC - related party	1,774,657	24.0%	5,830,916	20.2%
Total EPC revenues	6,216,537	84.2%	25,242,610	87.5%
Products - third parties	1,163,522	15.8%	3,597,488	12.5%
Total revenue	7,380,059	100.0%	28,840,098	100.0%

COST OF REVENUES
Cost of revenues – EPC	(4,979,718)	(67.5)%	(23,458,867)	(81.3)%
Cost of revenues - products	(1,161,423)	(15.7)%	(2,639,161)	(9.2)%
Total cost of revenues	(6,141,141)	(83.2)%	(26,098,028)	(90.5)%

GROSS PROFIT	1,238,918	16.8%	2,742,070	9.5%

Selling, general, and administrative expenses	(1,813,081)	(24.6)%	(2,053,335)	(7.1)%

LOSS / INCOME FROM OPERATIONS	(574,163)	(7.8)%	688,735	2.4%

OTHER INCOME / (EXPENSE):
Change in fair value of derivative liability for warrant	477,889	6.5%	(26,751)	(0.1)%
Change in fair value of derivative liability for loan	162,217	2.2%	(14,644)	(0.1)%
Subsidy income	-	0.0%	90,679	0.3%
Other non-operating expenses, net	(190,617)	(2.6)%	(30,622)	(0.1)%
Interest expense, net	(369,525)	(5.0)%	(430,789)	(1.5)%
Total other income (expense), net	79,964	1.1%	(412,127)	(1.5)%

(LOSS) / INCOME BEFORE INCOME TAXES	(494,199)	(6.7)%	276,608	0.9%

BENEFIT / (PROVISION) FOR INCOME TAXES	17,752	0.2%	(470,884)	(1.6)%

NET LOSS	(476,447)	(6.5)%	(194,276)	(0.7)%

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	220,769	3.0%	40,027	0.1%

COMPREHENSIVE LOSS	(255,678)	(3.5)%	(154,249)	(0.6)%

 Revenues. Revenue was $28,840,098 for the three months ended March 31, 2012, as compared to $7,380,059 for the three months ended March 31, 2011, an increase of $21,460,039 or 291%. This increase was mainly due to the increase in the number of EPC contracts and the increase in the average revenue recognized per EPC and per product contract. The average revenue per EPC contract increased by $2,027,667, from $777,067 per contract for the three months ended March 31, 2011 to $2,804,734 per contract for the three months ended March 31, 2012. This was mainly due to one significant EPC contract signed with a related party in the first quarter of 2011, Zhenjiang Kailin, for which the revenue amounted to $5.8 million for the three months ended March 31, 2012, whereas only $1.8 million was recognized in the comparable period of 2011. Further, a new contract with a third party customer, Jiangsu SOPO, commenced in the first quarter of 2012, which led to $5.4 million of revenue in the current period, accounting for 20% of the total EPC revenue for the first quarter of 2012. Also contributing to the increase in total revenues and revenue per EPC contract were two new large contracts with third party customers, for which EPC revenues of $4.1 million and $3.8 million were recognized for the three months ended March 31, 2012, respectively, with no such amounts in the comparable prior period. With Phase I of the CER Yangzhou plant complete since 2011, we achieved more average revenue per product due to the completion of bigger product orders. Although the number of customer orders was lower, the average revenue per product contract increased by $553,281 from $166,217 per product contract for the three months ended March 31, 2011 to $719,498 per product contract for the three months ended March 31, 2012.

An analysis of the revenues is as follows:

	Three months ended March 31,
	2011	2012	Change ($)	Change (%)
Average Revenue per Contract
EPC	777,067	2,804,734	2,027667	261%
Products	$166,217	$719,498	553,281	333%
Average Revenue per Contract	$943,284	$3,524,232	2,580,948	274%
Number of Contracts Completed
EPC	8	9	1	13%
Products	7	5	-2	-29%
Total Number of Contracts Completed	15	14	-1	-7%

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin, a related party of the Company. Zhenjiang Kailin is considered a related party by reason of the fact that the Chairman, Chief Executive Officer and majority shareholder of the ultimate holding company of Zhenjiang Kailin is the owner of a significant lender to the Company and is a less than 5% shareholder of the Company. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The overall project contains engineering, construction, electric, and water supply and drainage engineering components related to the entire HRS system rather than only a certain part of the system as with past contracts. The system will be part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant.

Subsequent to the first quarter, on May 8, 2012, CER and Zhenjiang Kailin entered into an agreement whereby CER will pay Zhenjiang Kailin RMB 8.9 million (approximately $1.5 million) as a penalty for the economic loss suffered by Zhenjiang Kailin resulting from project delays past the originally expected completion date of December 31, 2011. The original Zhenjiang Kailin contract for the construction of the facility did not contain any provisions for late completion or liquidated damages. As part of this agreement, CER agreed to assume additional costs, estimated at $0.6 million, to bring the capacity of the sulfuric acid waste heat recovery system to original specifications and to install additional electric utilities.

Also, subsequent to the first quarter, on the same date, the two parties also signed an upgrade contract for the same facility valued at RMB 8 million (approximately $1.26 million). The purpose of the enhancements contemplated in this contract is to raise the capacity of the system from 800k tons to 900k tons of sulfuric acid per year. This enhancement project has been completed by the end of May 2012 and will permit $1.26 million of additional billings.

Subsequent to the balance sheet date of March 31, 2012, CER and Zhenjiang Kailin agreed to revise the payment schedule of receivables related to a project originally entered into in January 2011, which was near complete at the balance sheet date of March 31, 2012, from all remaining amounts due by August 31, 2012 to 4 installments due by December 31, 2013 with no interest to be earned (Refer to Note 16 to the Company’s Consolidated Financial Statements for more details about the Zhenjiang Kailin receivable collection schedule). As of March 31, 2012, the accounts receivable (including both current and non-current portions) from Zhenjiang Kailin under the contract were $ 12,684,386 after the taking into account the discounting impact (discount rate was determined as 10.65% considering the risk free rate and Zhenjiang Kailin’s credit risk) and the discount reflected as a reduction to revenue in the statement of operations was $1,509,668. Of the total balance of $12,684,386, $7,920,686 represented the non-current balance due from Zhenjiang Kailin which is to be collected over one year; the remaining $ 4,763,700 is included in current receivables due from a related party.

Pursuant to applicable construction contract accounting guidance, the additional $1.26 million of revenue for the system upgrade project, the $1.5 million penalty for economic losses incurred by CER’s customer, and the discount effect on revenue of $1,547,337 were added to (or subtracted from, for the penalty and the discount) the total estimated contract revenue while the additional estimated costs for both agreements were added to the budgeted costs of the total Zhenjiang Kailin project to calculate a revised percentage of completion. These adjustments were incorporated into the total estimated revenues of the contract, and total budgeted costs, for the quarter ended March 31, 2012 despite both agreements being signed subsequent to such date, as recognized subsequent events, due to underlying facts and conditions regarding the overall project being present prior to or at the balance sheet date of March 31, 2012. As of March, 31, 2012, 98 percent of the project was completed, and it has been fully completed by the end of May 2012. For the three months ended March 31, 2012, revenue earned from the contract amounted to $5,830,916. The cost of revenues associated with original contract and the additional agreements entered into was $7,505,301 for the three months ended March 31, 2012. The discount reflected in revenue and penalty assumed charged to revenue were not fully offset by the additional revenue agreed to; further, additional incurred (and yet to be incurred) costs impacted the percentage completion, reducing the margin on the overall project to negative 28% for the quarter ended March 31, 2012. After taking into account all additional agreements, no net loss needed to be recorded as the overall project is profitable.

With the significant increase in revenue, we have a substantial amount of accounts receivable as of March 31, 2012. Accounts receivable (including both the current and non-current portions) increased to $30 million as of March 31, 2012, as compared to $21 million as of December 31, 2011. This was primarily due to the accounts receivable from Zhenjiang Kailin and Jiangsu SOPO, whose payment schedules were delayed over one year.

Long term accounts receivable, net due from third parties of $3,638,024 represents a balance due from Jiangsu SOPO. On October 18, 2011, CER signed a contract for the manufacture, design, and installation of a major dock storage and tube project with Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. The contract was valued at RMB 50 million (approximately $7.9 million), including the procurement part of RMB 40 million (approximately $6.3 million) and construction part of RMB 10 million (approximately $1.6 million). On April 15, 2012, CER and Jiangsu SOPO entered into a repayment agreement. Jiangsu SOPO will pay the original project price of RMB 50 million, plus interest over time of RMB 6 million, for a total of RMB 56 million (approximately $8.9 million) in exchange for an extension of the payment terms involving 36 installments due on a monthly basis starting from April, 2012. The discount rate used to discount these receivable cash flows under the applicable accounting guidance for Jiangsu SOPO was 8% (considering its stated-owned background and AA credit rating), which is same as the contractual rate of interest included in the contract. For the three months ended March 31, 2012, $5,355,174 of revenue was recognized in relation to this EPC project and the receivable as of March 31, 2012 was $6,076,529, among which $3,638,024 was classified as long-term accounts receivable.

Cost of Revenues. Cost of revenues increased to $26,098,028 for the three months ended March 31, 2012, as compared to $6,141,141 for the three months ended March 31, 2011, an increase of $19,956,887, or 325%. The absolute increase is consistent with the increase of revenue. As a percentage of revenues, cost of revenues increased from 83.2% for the three months ended March 31, 2011 to 90.5% for the three months ended March 31, 2012, an increase of 6.8%. As the largest driver of total gross margin, the gross profit margin on EPC contracts decreased from 19.9% for the three months ended March 31, 2011 to 7.0% for the three months ended March 31, 2012, mainly due to the two biggest EPC contracts for customers Zhenjiang Kailin and Jiangsu SOPO, which made up 39% of total EPC revenue. The gross margin for the Zhenjiang Kailin project decreased to a negative 28% for the quarter ended March 31, 2012 (as further discussed in Note 16 to the Company’s Consolidated Financial Statements) while the Jiangsu SOPO contract gross margin was only 10% (such contract is a normal construction contract which is not related to energy saving activities). Offsetting the gross margin impact from EPC contracts, the gross profit margin on product sales increased from 0.2% to 26.7% as we shifted production into our new manufacturing facility and began to incur anticipated lower costs related to our new facility. The main reason for the low product sales gross margin for the first quarter of 2011 was due to the two largest product contracts bearing negative margins due to large fixed costs associated with operations in the Sifang Vessels facility which the Company occupied prior to the launch of the CER Yangzhou manufacturing facility. Owning to a focus on EPC contracts (which comprise almost 90% of revenue) from late 2011, the revenue from EPC contracts accounted for a greater proportion of total revenue; however, such contracts have lower margins than product contracts.

The following table sets forth the analysis of cost of revenues and margin:

	Three months ended March 31,
	2011	2012
Cost of Revenues:
EPC	4,979,718	23,458,867
Products	1,161,423	2,639,161
Total Cost of Revenues	$6,141,141	$26,098,028
Gross Margin:
EPC	19.9%	7.0%
Products	0.2%	26.7%
Gross Profit Margin	16.8%	9.5%

Gross Profit. Gross profit was $2,742,070 for the three months ended March 31, 2012, as compared to $1,238,918 for the three months ended March 31, 2011, an increase of $1,503,152 or 121%.  The gross margins were 16.8% and 9.5%, respectively, for the three months ended March 31, 2011 and 2012. The lower gross profit is mainly due to the lower margins generated from EPC contracts, which accounted for a larger proportion of total revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,053,335 for the three months ended March 31, 2012, as compared to $1,813,081 for the three months ended March 31, 2011, an increase of $240,254 or 13%. Selling, general and administrative expenses, as a percentage of revenues, decreased from 24.6% for the three months ended March 31, 2011 to 7.1% for the three months ended March 31, 2012, a decrease of 17.5%. This decreased effect as a percentage of sales resulted from the larger business and sales volume for the three months ended 2012 compared to the same period of 2011 compared to costs which are less variable than sales. The absolute increase is mainly due to the effect of higher salaries as well as increased depreciation and amortization expense, offset by decreases in administration and rental expenses. First, salary expenses increased by $616,585 or 109% for the three months ended March 31, 2012 as compared to the same period in 2011, as a result of additional administration staff needed for the new plant in Yangzhou, the addition of top and middle level management, and gradual increases in personnel salaries. Second, depreciation and amortization expenses increased by $133,995, mainly due to the new office building which was purchased in June 2011 in Shanghai, and the purchase of more office equipment and software. Third, offsetting the above increases is a decrease in administrative expense of $338,124 due to the Company incurring one-time costs in the closing of its former production facility and the opening costs for the Yangzhou plant which amounted to $150,000 in early 2011. Fourth, rental expenses decreased by $86,597 since we purchased our new office building in Zhangjiang, Shanghai and no longer paid rental fees from March 2011 onward.

Income/(Loss) from Operations. As a result of the above, income from operations totaled $688,735 for the three months ended March 31, 2012, as compared to a loss of $574,163 for the same period in 2011, an absolute difference of $1,262,898, or 220%. As a percentage of revenues, income from operations represents 2.4% of total revenue for the three months ended March 31, 2012, while loss from operations represents 7.8% of total revenue for the three months ended March 31, 2011. The change is mainly attributable to the increase in revenue and gross profit.

Other Income / (Expense), net. For the three months ended March 31, 2012, the Company incurred other expense of $412,127 as compared to other income of $79,964 for the three months ended March 31, 2011, an absolute difference of $492,091, as further described in the next three paragraphs.

Change in fair value of derivative liabilities for warrants and loan - This resulted from the valuation of warrants and derivative liabilities. The $640,106 fair value gain recognized in the first quarter of 2011 was due to significant declines in the Company's stock price, whereas small fair value losses amounting to $41,395 recognized in 2012 were due to small increases in the Company's stock price as of the related contracts approached maturity.

Non-operating Income/(expenses), net – During the three months ended March 31, 2012, the Company realized non-operating income of approximately $90,679, which mainly consisted of subsidy income received by CER Yangzhou from the Yizheng industrial park in which the CER Yangzhou facility is located. There was no such income recognized in the comparable period of 2011. Furthermore, during the three months ended March 31, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). With RMB appreciation against the US dollar from RMB6.62 to $1 to RMB6.56 to $1 over the three months ended March 31, 2011, an exchange loss of $120,482 was realized for the three months ended March 31, 2011 due to the large amount of import transactions related to CER Yangzhou, whereas the appreciation of RMB against USD for the three months ended March 31, 2012 was immaterial.

Interest Expense, net - Interest expense was $430,789 for the three months ended March 31, 2012, as compared to interest expense of $369,525 for the three months ended March 31, 2011, an increase of $61,264. This increase was mainly due to higher average short term loan balances borrowed mostly for trade financing and working capital.

(Loss)/Income From Operations Before Income Taxes. As a result of the foregoing, income before provision for income taxes was $276,608 for the three months ended March 31, 2012, as compared to a loss of $(494,199) for the three months ended March 31, 2011, an absolute increase of $770,807 or 156%.

Income Tax Benefit/(Expense). The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% as the high technology entities. For the three months ended March 31, 2012, the Company incurred $470,884 of income tax provision, as compared to an income tax benefit of $17,752 for the three months ended March 31, 2011, an absolute change of $ 488,636.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER HK, had, for the first time, estimated taxable profits earned in the PRC. As such, CER HK is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For the quarter ended March 31, 2012, given the Group is likely to be regarded as having permanent establishment, CER HK provided taxes, included in the consolidated tax provision, of $249,630. The primary reason for CER HK’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million accrued expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Net Loss Net loss was $194,276 for the three months ended March 31, 2012, as compared to a net loss of $476,447 for the three months ended March 31, 2011, a decrease of $282,171, or 59%. The net loss for the three months ended March 31, 2012 is primarily due to $1,866,130 in interest expense and $482,033 in income tax expense, offset by $2,198,403 in income from operations.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings from banks and other lenders, including related parties. Our principal uses of cash have been to finance working capital, facility expansions, and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. As of March 31, 2012, our working capital deficit was approximately $36 million, which primarily was driven by the amount of customer deposits being larger than our advances to suppliers. Due to our industry practice, we usually receive large customer deposits before starting projects. Based on our cash flow budget, further customer deposits will be received from our backlog projects in 2012, making up a significant portion of our cash inflow from operating activities. Excluding the impact of customer deposits and advances to suppliers, the working capital deficit was approximately $10 million.

The Company expects that, based upon existing backlog on EPC contracts in progress and business booked for the forthcoming year, coupled with the assumptions of management, cash flows from operations may be in the range of $8 million to $10 million for the year, which takes into account expected progress billings, expected margins, cash received in advance from customers, and cash to be expended for supplier advances. With the ongoing Phase Two construction of CER’s Yangzhou facility and other deployment needs, capital expenditures for the coming 12 months are expected to range from $18 million to $20 million, a portion of which has been committed to as further described in the contractual obligations section below. Given expected cash provided by operations and outflows for investing needs, less the amounts on deposit, and also considering scheduled repayments, net cash requirements from financings will be in the range from $11 million to 12 million for the coming 12 months, which management believe can be met through refinancing and collateralization of existing assets, consistent with past practice.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three months ended March 31,
	2011	2012
Net cash provided by operating activities	$2,142,457	614,683
Net cash used in investing activities	(1,752,250)	(2,533,251)
Net cash used in financing activities	(718,371)	(742,236)
Effects of exchange rate change in cash	11,184	406
Decrease in cash	(316,980)	(2,660,398)
Cash, beginning	2,996,076	3,579,446
Cash, ending	$2,679,096	919,048

Operating Activities

Net cash used in operating activities was $614,683 for the three months ended March 31, 2012 compared with net cash provided by operating activities of $2,142,457 for the three months ended March 31, 2011. As of March 31, 2012, the cash balance was $919,048. Due to industry practice, the company usually receives large customer deposits before starting projects and then makes payments to suppliers for purchases on a delayed basis, giving rise to a 2-3 month gap in which the Company can leverage the customer deposits interest free. For the three months ended March 31, 2012, in relation to projects for customers Zhenjiang Kailing and Jiangsu SOPO, which accounted for 39% of total EPC revenue, CER paid money for purchases first but extended receivable payment terms, which had a negative effect on CER’s liquidity. Management expects the liquidity position will improve as CER approaches the completion stage of these two projects as CER will return to a position of net cash inflows (only inflows as no outflows will be incurred).

Investing Activities

Net cash used in investing activities was $2,533,251 for the three months ended March 31, 2012 compared to net cash used in investing activities of $1,752,250 for the three months ended March 31, 2011. The change was mainly due to consistent year-over-year levels of expenditures incurred for the construction of CER’s Yangzhou plant (phase I in the first quarter of 2011, and phase II in the first quarter of 2012).

Financing Activities

Net cash used in financing activities was $742,236 for the three months ended March 31, 2012 compared to net cash used in financing activities of $718,371 for the three months ended March 31, 2011, an increase of $23,865. The Company drew down cash of $7.2 million from short term loans and repaid $7.9 million of short term loans in the first quarter of 2012. In the first quarter of 2011, the Company repaid $0.4 million of long-term loans and $0.3 million of short-term loans according to the loan repayment schedule.

Capital Resources

The Company’s major capital injections have historically been through borrowings from banks or financial institutions. Amounts outstanding as of March 31, 2012 are listed in Note 7 to the Company’s Consolidated Financial Statements. The Company’s borrowings or facilities obtained from banks or financial institutions subsequent to March 31, 2012 are listed as follows.

Nature	Drawdown date	Principal Amount

Short-term loan	12-April-12	RMB 11,000,000 (approximately $1,746,250)
Bank acceptance notes	24-April-12	RMB 3,100,178 (approximately $492,287)
Letter of Credit	18-May-12	RMB 7,900,000 (approximately $1,254,000)
Bank acceptance notes	23-May-12	RMB 4,200,000 (approximately $664,472)
Bank acceptance notes	30-May-12	RMB 8,800,000 (approximately $1,397,047)
Short-term loan	6-June-12	RMB 10,000,000 (approximately $1,587,900)

On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). The period of the comprehensive line of credit is from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. No amounts were drawn under the facility until April 24, 2012, when CER Yangzhou drew down bank acceptance notes amounting to RMB 3,100,178 (approximately $492,287) after making a cash deposit of RMB 1,860,107(approximately $294,882) to the bank. On May 23, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 4,200,000 (approximately $664,472) after making cash deposit of RMB 2,520,000 (approximately $395,519) to the bank. On June 6, 2012, CER Yangzhou drew down RMB 10 million (approximately $1,587,900) as a short-term loan. This amount due in one year and carries the annual interest rate of 7.544%.

On April 12, 2012, CER Shanghai drew down RMB 11 million (approximately $1,746,690) under the short-term comprehensive loan facility with the Bank of Communication, Shanghai Branch. The facility is RMB 57 million (approximately $9,051,030), CER Shanghai is entitled to draw down RMB 40 million (approximately $6,351,600) as a short-term loan or RMB 57 million as bank acceptance notes after making a cash deposit of RMB 17 million (approximately $2,699,430) to the bank. CER Shanghai drew down RMB 29 million (approximately $4,604,910) on March 20, 2012.

On May 18, 2012, CER Shanghai renewed the issuance of a forward letter of credit (“L/C”) to CER Yangzhou for purchase of goods, after repayment of the prior letter of credit in the amount of $7,980,000 to the Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch on May 15, 2012. The L/C is collateralized by a building in Shanghai, which is owned by Jiangsu SOPO. On May 21, 2012, CER Yangzhou discounted the L/C from Industrial and Commercial Bank of China Limited, Zhangjiang Branch in the amount of RMB 7,900,000 (approximately $1,254,000 at the exchange rate at the time). The due date of the L/C is September 17, 2012, and bears the discount rate of 6.405% annually.

On May 30, 2012, CER Shanghai renewed the issuance of bank acceptance notes amounting to RMB 8.8 million (approximately $1,397,352) from the Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch, after repayment of the same amounts on May 22, 2012. The bank acceptance drafts are collateralized by a building in Shanghai owned by Jiangsu SOPO.

The loans and facilities subsequent to March 31, 2012 have provided us with $5.6 million towards financing cash flows for 2012. According to common practice of PRC banks, borrowers presenting proper collateral, especially real estate, with good credit, can usually get financing. Due to such unique practices and risk aversion in the banking industry, it is commonplace for short term financing to be secured by a borrower’s long term assets. The Company does not have any over collateralized assets and anticipates that its asset base, coupled with its credit standing and turnover in existing short term borrowings, will be sufficient to incur new borrowings as needed to meet the range of expected cash flow from financing activities.

As a result of the Company not filing its quarterly report with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the quarter ended March 31, 2012, the Company was in violation of the long-term loan-current portion which matures in September 29, 2012(formerly Convertible debt), covenants and default terms with respect its obligation to file SEC reports and compliance with applicable laws under the terms of the Loan Agreements. The violation of the covenants and default permit the lenders to accelerate the repayment of the full amount of the principal and interest due on the loan. On May 10, 2012, the lenders provided the Company with a waiver of the covenant and default terms and also provided sufficient time to make the necessary past due filings, before a covenant violation or default would result again concerning these issues. Also, at March 31, 2012, there were no other instruments of debt or contracts outstanding that had covenants requiring monitoring for compliance.

Contractual Obligations

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Short-term loans	18,543,395	18,543,395	-
Purchasing obligations	40,543,375	35,659,156	4,884,219
Capital investment obligations*	10,556,110	1,217,138	9,338,972
Total	69,642,880	55,419,689	14,223,191

*With the ongoing Phase Two construction of CER’s Yangzhou facility and other deployment needs, capital expenditures for 2012 are expected to range from $18 million to $20 million. The capital investment contractual obligation which cannot be terminated was about $1.2 million.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Considering the material weaknesses previously reported in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K filed March 30, 2012 for the year ended December 31, 2011, and based on the evaluation of our disclosure controls and procedures as of March 31, 2012, management concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

We are not a party to and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 703. Purchases of equity securities by the issuer and affiliated purchasers.

On December 22, 2011, the Company publicly announced a share repurchase program of up to $500,000 authorized by the Company’s board of directors for periodic repurchases of stock from time to time subject to applicable rules and regulations. During the quarter ended March 31, 2012 the Company did not have any activity under the program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	-	-	-	$500,000
February 1 to February 29, 2012	-	-	-	$500,000
March 1 to March 31, 2012	-	-	-	$500,000
Total	-	-	-	$500,000

Subsequent to the quarter ended March 31, 2012, in May, the company purchased a limited number of shares pursuant to the program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	-	-	-	$500,000
May 1 to May 31, 2012	2,389	$0.4316	2,389	$498,969

Item 3 Defaults upon Senior Securities

Not Applicable

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None

Item 6 Exhibits

Exhibits:

10.1	Maximum amount loan agreement with Bank of Ningbo dated January 9, 2012
10.2	Loan agreement with Industrial and Commercial Bank of China dated January 11, 2012
10.3	Comprehensive facility with Bank of communications dated January 30, 2012
10.4	Loan agreement with Shanghai Pudong Zhanjiang Micro-credit Co., Ltd dated February 27, 2012
10.5	Bank Acceptance Agreement with Bank of Ningbo dated March 6, 2012
10.6	Bank Acceptance Agreement with Bank of Ningbo dated March 21, 2012
10.7	Comprehensive facility with China Citic Bank dated March 30, 2012

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

June 18, 2012	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

June 18, 2012	By:	/s/ Simon Dong
Simon Dong
Acting Chief Financial Officer
(Principal Financial Officer)

