Form 10-Q
period 2012-06-30
China Energy Recovery, Inc.
filed 2012-08-20
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐    No ☒

Number of shares outstanding of the registrant's common stock as of July 31, 2012:

31,085,859 shares of Common Stock, $0.001 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND JUNE 30, 2012

(UNAUDITED)

	December 31,	June 30,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash	$3,579,446	$775,012
Restricted cash	882,428	2,872,749
Notes receivable	1,779,233	1,431,172
Accounts receivable, net - third parties	11,639,138	12,125,468
Accounts receivable, net - related party	9,088,157	8,298,660
Inventories, net	14,678,312	12,498,064
Other current assets and receivables	333,376	382,859
Advances on purchases	21,276,652	11,649,280
Short-term investment	79,355	-
Total current assets	63,336,097	50,033,264

NON-CURRENT ASSETS:
Property, plant, and equipment, net	26,159,602	28,345,636
Deferred tax assets	621,940	675,179
Intangible assets	4,999,883	4,888,520
Long term accounts receivable, net - third parties	-	5,425,923
Long term accounts receivable, net - related party	-	5,613,367
Total non-current assets	31,781,425	44,948,625
Total Assets	$95,117,522	$94,981,889

CURRENT LIABILITIES:
Accounts payable	$21,625,205	$24,341,786
Notes payable	1,396,648	4,029,724
Accrued expenses and other liabilities	1,269,950	3,140,076
Advances from customers	42,742,078	30,559,644
Taxes payable	1,220,334	3,276,268
Long term loan, current portion	4,850,945	4,946,600
Short term loans	14,388,649	15,497,839
Derivative liability, current	21,274	-
Total current liabilities	87,515,083	85,791,937

NON-CURRENT LIABILITIES:
Warrant liability	22,806	3,537
Deferred revenue	89,068	178,975
Total non-current liabilities	111,874	182,512
Total Liabilities	87,626,957	85,974,449

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2011 and June 30, 2012)	189	189
Common stock($0.001 par value; 100,000,000 shares authorized, 31,085,859 and 31,082,960 shares issued and outstanding as of December 31, 2011 and June 30, 2012, respectively)	31,085	31,085
Treasury stock	-	(1,212)
Additional paid-in-capital	8,758,236	8,772,369
Accumulated deficit	(3,094,667)	(1,367,161)
Statutory reserves	509,596	509,596
Accumulated other comprehensive income	1,286,126	1,062,574
Total shareholders' equity	7,490,565	9,007,440
Total liabilities and shareholders' equity	$95,117,522	$94,981,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(Note 2(v))		(Note 2(v))
REVENUES
Third parties:
Engineering, procurement, and construction - third parties	$2,223,034	$23,731,400	$6,664,914	$43,143,094
Engineering, procurement, and construction - related party (Note 16)	11,293,381	816,571	13,068,038	6,647,487
Total EPC revenues	13,516,415	24,547,971	19,732,952	49,790,581
Products - third parties	4,753,411	2,165,931	5,916,933	5,763,419
Total revenue	18,269,826	26,713,902	25,649,885	55,554,000

COST OF REVENUES
Cost of revenues – EPC (Note 16)	(11,638,820)	(20,312,685)	(16,618,538)	(43,771,552)
Cost of revenues - products	(3,488,835)	(1,627,098)	(4,650,258)	(4,266,259)
Total cost of revenues	(15,127,655)	(21,939,783)	(21,268,796)	(48,037,811)

GROSS PROFIT	3,142,171	4,774,119	4,381,089	7,516,189

Selling, general, and administrative expenses	(2,063,067)	(2,631,951)	(3,876,148)	(4,685,286)

INCOME FROM OPERATIONS	1,079,104	2,142,168	504,941	2,830,903

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability for warrant	437,901	46,020	915,790	19,269
Change in fair value of derivative liability for loan	161,501	35,918	323,718	21,274
Other non-operating (expenses)/income, net	(213,510)	272,036	(404,127)	332,093
Investment income	-	2,972	-	2,972
Interest expense, net	(605,739)	(99,031)	(975,264)	(529,820)
Total other income (expense), net	(219,847)	257,915	(139,883)	(154,212)

INCOME BEFORE INCOME TAXES	859,257	2,400,083	365,058	2,676,691

Income Tax Benefit (Expense)	2,343	(478,301)	20,095	(949,185)

NET INCOME	861,600	1,921,782	385,153	1,727,506

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	86,813	(263,579)	307,582	(223,552)

COMPREHENSIVE INCOME	$948,413	$1,658,203	$692,735	$1,503,954

INCOME PER SHARE:
Basic	$0.03	$0.06	$0.01	$0.05
Diluted	$0.03	$0.06	$0.01	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,026,225	31,084,513	30,979,564	31,085,182
Diluted	31,103,542	31,084,513	31,056,881	31,085,182

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

										Accumulated
							Additional			other
	Preferred Stock		Common stock		Treasury Stock		paid-in	Statutory	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total
									(Note 2(v))	(Note 2(v))
Balance at December 31, 2010	200,000	189	30,906,266	30,906	-	-	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock issued for consulting services	-	-	50,385	50	-	-	40,258	-	-	-	40,308
Restricted common stock issued related to long-term loan	-	-	129,208	129	-	-	144,369	-	-	-	144,498
Stock based compensation	-	-	-	-	-	-	260,224	-	-	-	260,224
Net income	-	-	-	-	-	-	-	-	1,995,668	-	1,995,668
Appropriations to statutory reserves	-	-	-	-	-	-	-	376,794	(376,794)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	875,480	875,480
					-	-
Balance at December 31, 2011	200,000	189	31,085,859	31,085	-	-	8,758,236	509,596	(3,094,667)	1,286,126	7,490,565

Stock based compensation	-	-	-	-	-	-	14,133	-	-	-	14,133
Net income	-	-	-	-	-	-	-	-	1,727,506	-	1,727,506
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(223,552)	(223,552)
Repurchase of common stock	-	-	-	- -	(2,899)	(1,212)	-	-	-	-	(1,212)

Balance at June 30, 2012	200,000	$189	31,085,859	$31,085	(2,899)	(1,212)	8,772,369	509,596	(1,367,161)	1,062,574	9,007,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

	Six months ended June 30,
	2011	2012
	(Note 2(v))
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$385,153	$1,727,506
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	532,570	877,306
Discount reflected in revenue for payment extensions on long-term accounts receivable (Note 3)	-	1,706,280
Interest income – long term accounts receivable accretion (Note 3)	-	(433,621)
(Gain on reversal of) charge to allowance for doubtful accounts	(37,372)	40,633
Provision for inventories	21,040	-
Stock based compensation	241,068	14,133
Common stock for consulting services	40,308	-
Common stock issued to settle exchange rate loss related to long-term loan	144,498	-
(Gain) loss from changes in fair value of warrant and derivative liabilities	(1,239,508)	(40,543)
Accretion to face value on loan	158,049	95,655
Amortization of deferred financing cost	148,704	-
Cancellation of warrants	(15,547)	-
Capitalized interest	-	(43,078)
Deferred tax benefit	(250,738)	(53,239)
Changes in operating assets and liabilities:
Notes receivable	1,140,483	348,061
Accounts receivable	(114,263)	(512,898)
Accounts receivable - related party	-	789,497
Inventories	(4,586,742)	2,181,229
Other receivables	(1,204,985)	(49,483)
Advances on purchases	(23,971,466)	9,627,372
Long term accounts receivable-related party	-	(6,990,212)
Long term accounts receivable	4,679,121	(5,321,738)
Accounts payable	5,926,036	3,865,105
Notes payable	-	2,633,076
Other payables and accrued liabilities	(960,876)	1,870,212
Advances from customers	26,967,005	(12,182,434)
Advances from customers – related party	2,297,156	-
Taxes payable	197,480	2,055,934
Deferred revenue	-	89,907
Effects of exchange rate change in operating activities	315,395	7,632
Net cash provided by operating activities	10,812,569	2,302,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(7,758,196)	(4,281,992)
Purchase of intangible assets	(97,708)	(17,573)
Change in restricted cash	110,018	(1,990,321)
Cash proceeds from short term investment	-	79,355
Net cash used in investing activities	(7,745,886)	(6,210,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(3,259,843)	-
Cash proceeds from short term loans	1,414,288	12,777,071
Repayment of short term loans	(648,984)	(11,667,880)
Acquisition of treasury stock	-	(1,212)
Net cash (used in) provided by financing activities	(2,494,539)	1,107,979

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	69,299	(4,174)

INCREASE (DECREASE) IN CASH	641,443	(2,804,434)

CASH, beginning balance	$2,996,076	$3,579,446

CASH, ending balance	$3,637,519	$775,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	225,345	320,425
Cash paid for interest	705,006	566,273

Supplemental schedule of non-cash investing and financing activities:
Accounts payable relating to purchase of buildings and equipment	4,691,360	-

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared by the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The unaudited interim financial statements and footnotes do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The principal accounting policies adopted in the preparation of these consolidated financial statements are set out below:

(a)	Principle of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Poise Profit, CER Hong Kong, Hi-tech, CER Shanghai, and CER Yangzhou; and its variable interest entity (“VIE”) Shanghai Engineering. All significant inter-company transactions and balances among the Company, its subsidiaries and VIE are eliminated upon consolidation.

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

Management has concluded that Shanghai Engineering is a variable interest entity and that CER Hong Kong is the primary beneficiary thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-Q, the Company recovers substantially all of the profits of its VIE through service fees charged (particularly under a consulting and service agreement) and has the unilateral ability to do so through its wholly owned subsidiaries. Through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIE and absorbs all, or substantially all, of the profits or losses. Accordingly, the Company is the primary beneficiary of such arrangements. Under the requirements of the FASB’s accounting standard regarding VIEs, the Company consolidates the financial statements of Shanghai Engineering.

Under the contractual arrangements with Shanghai Engineering, the Company has the power to direct its activities, and can have assets transferred freely out of the entity without any restrictions. Therefore the Company considers that there is no asset of the consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIE amounting to a total of $1.43 million as of June 30, 2012. As the consolidated VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE, which at June 30, 2012 receipts in advance of $8.8 million, payables to suppliers and agents of $11.6 million, and other accrued liabilities of $2.3 million, totaling $22.7 million. As of June 30, 2012, the VIE held a cash balance of $9,134. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIE. As the Company is conducting certain business in the PRC mainly through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

(c) Concentrations of risk

The Company maintains cash balances at financial institutions within the U.S., Hong Kong, and PRC. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong are insignificant. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on its cash in bank accounts.

For the three months ended June 30, 2011 and 2012, the Company’s five top customers accounted for 91% and 75% of the Company's sales, respectively. For the six months ended June 30, 2011 and 2012, the Company’s five top customers accounted for 77% and 63% of the Company's sales, respectively. Receivables from these five top customers were 8% and 67% of total accounts receivable at June 30, 2011 and 2012, respectively. Among those customers, the two largest customers were Jiangsu SOPO (Group) Company Limited (“Jiangsu SOPO”) and Ningbo Xinfu. Ningbo Xinfu accounted for 18% of revenue for the six months ended June 30, 2012 and 0% of receivables as of June 30, 2012. Jiangsu SOPO accounted for 15% of revenue for the six months ended June 30, 2012 and 24% of receivables as of June 30, 2012.

For the three months ended June 30, 2011 and 2012, the five top suppliers provided approximately 57% and 48% of the Company's purchases of raw materials, respectively. For the six months ended June 30, 2011 and 2012, the five top suppliers accounted for approximately 41% and 29% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were approximately 9.2% and 14.4% of total accounts payable at June 30, 2011 and 2012, respectively.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the country, and by the general state of the country's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies carrying out operations in the United States. These include risks associated with, among others, the political, economic and legal environments in the PRC and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(d) Foreign currency translation

The reporting and functional currency of the parent Company and of CER Hong Kong is the U.S. dollar. Our subsidiaries Shanghai Engineering, CER Shanghai, and CER Yangzhou use the Chinese yuan Renminbi ("RMB") as their functional currency. Results of operations are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. For the three months ended June 30, 2011 and 2012, foreign currency translation gains (losses) amounted to $86,813 and to ($263,579), respectively. For the six months ended June 30, 2011 and 2012, foreign currency translation gains (losses) amounted to $307,582 and to ($223,552), respectively.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and other comprehensive income (loss) as incurred within “non-operating income (expenses), net.”

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Accumulated other comprehensive income amounted to $1,286,126 and $1,062,574 as of December 31, 2011 and June 30, 2012, respectively. The balance sheet accounts with the exception of equity at December 31, 2011 and June 30, 2012 were translated at RMB6.30 to $1.00 and RMB6.35 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2011 and 2012 were RMB6.49 to $1.00 and RMB6.33 to $1.00 respectively. For the six months ended June 30, 2011 and 2012, the average translation rates were RMB6.53 to $1.00 and RMB6.32 to $1.00, respectively.

(e) Cash and restricted cash

Cash includes cash on hand and demand deposits with banks, which are unrestricted as to withdrawal and use, and which have original maturities less than three months.

Restricted cash represents a cash portion of the guaranty for the bids on contracts and is deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the project in process. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The Company also classified certain cash as restricted that is not available for immediate use due to its collateralization on certain short term borrowings and notes payable, etc.

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

Allowance for doubtful accounts, December 31, 2010	$625,014
Additions charged to income	1,047,926
Reversals credited to income	(37,824)
Translation adjustment	56,358
Allowance for doubtful accounts, December 31, 2011	$1,691,474
Additions charged to income	40,633
Reversals credited to income	-
Translation adjustment	(14,380)
Allowance for doubtful accounts, June 30, 2012	$1,717,727

Accounts receivable which are expected to be collected after one year are reclassified as long-term accounts receivable.  The provision for accounts receivable balances described above is further described in Note 3.

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

Provision for inventory, December 31, 2010	$93,195
Additions charged to income	26,763
Realized	(5,471)
Translation adjustment	5,276
Provision for inventory, December 31, 2011	$119,763
Additions charged to income	-
Realized	-
Translation adjustment	(981)
Provision for inventory, June 30, 2012	118,782

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

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets’ gains or losses, if any, and are recognized in the consolidated statement of income and other comprehensive income. There were no disposals of assets during the three and six months ended June 30, 2011 and 2012.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairments of long lived assets recognized for the three and six months ended June 30, 2011 and 2012.

(l) Advances from customers

Advances from customers represent amounts advanced by customers on product or service orders. The product (service) is shipped (rendered) within one year after receipt of the advance payment, and the related sales are recognized in accordance with the Company’s revenue recognition policy.

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

In assessing uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50% likely to be realized upon settlement. As of June 30, 2012, the Company does not have any uncertain tax positions required to be recognized and measured under the accounting standard for income taxes.

(n) Value added tax

Sales revenue represents invoiced values, net of a value-added tax ("VAT"). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials. The Company records VAT payable and VAT receivable, net of payments, in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

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

The Company recognizes stock based compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period for each award. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  There were no stock options granted in the three and six months ended June 30, 2011 and 2012.

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

(q) Shipping and handling costs

Shipping and handling costs are included in selling, general and administrative expenses which totaled $10,325 and $94,181 for the three month periods ended June 30, 2011 and 2012, respectively, and $108,373 and $147,289 for the six month periods ended June 30, 2011 and 2012, respectively.

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

 (s) Fair value of financial instruments

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, long term accounts receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest. The three levels of the valuation hierarchy are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. At December 31, 2011 and June 30, 2012, the Company did not have any fair value assets or liabilities classified as Level 1.

Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. At December 31, 2011 and June 30, 2012, the Company did not have any fair value assets or liabilities classified as Level 2.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The measurement basis for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, long term accounts receivable, short term loans, accounts payable, and other payables is carrying value, which approximates fair value. All such current assets and liabilities with the exception of cash and restricted cash (Level 1) and short term loans (Level 2) would be classified as Level 3 measurements due to the presence of Company-specific unobservable inputs. The following table presents information about the company’s fair value financial liabilities classified as Level 3 as of December 31, 2011 and June 30, 2012.

	Balance as of June 30, 2012
	Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$-
Derivative liability related to warrant (Note 12)	-	-	$3,537

	Balance as of December 31, 2011
	Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$21,274
Derivative liability related to warrant (Note 12)	-	-	$22,806

A summary of changes in the Level 3-classified derivative liabilities related to stock purchase warrants and a loan for the year ended December 31, 2011 and for the six months ended June 30, 2012 is as follows:

Balance at December 31, 2010	$1,756,067
Warrant cancellation (Note 12)	(15,547)
Change in fair value of derivative liability for warrant	(1,294,407)
Change in fair value of derivative liability for loan	(402,033)
Balance at December 31, 2011	$44,080
Change in fair value of derivative liability for warrant	(19,269)
Change in fair value of derivative liability for loan	(21,274)
Balance at June 30, 2012	$3,537

(t) Segment reporting

The Group reports its segments in accordance with ASC 280. The Group primarily operates in China and measures its business as a single operating segment. All of the group’s long term assets are located in China.

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

(v) Restatements and reclassifications

The Company, effective with the annual 2011 financial statements included in Form 10-K, reclassified its presentation of revenue and costs of revenue in the consolidated statements of (loss) income and other comprehensive (loss) income to depict engineering, procurement, and construction (“EPC”) revenue attributable to third party customers, EPC revenue attributable to related parties, and product revenue given the growth in the number and per-contract revenue associated with EPC contracts and 2011 amounts have been reclassified to conform to the current presentation.

On March 30, 2012 the Company filed, on Form 8-K, a report announcing the restatement of its unaudited quarterly financial statements for the first three quarters of 2011. The root cause of the necessary adjustments to the quarterly interim unaudited financial information for the first three quarters of 2011 was identified during the preparation of the Company’s annual 2011 financial statements as reported in Form 10-K filed March 30, 2012. The Company determined that transaction losses resulting from variations in foreign currency exchange rates on certain purchase transactions denominated in U.S. dollars involving the Company’s onshore PRC subsidiaries (which use the yuan renminbi, or RMB as their functional currency) were incorrectly classified as translation losses and were incorrectly included in other comprehensive income (loss). These losses should have been reported in the statement of operations within other income (expense). Such transaction losses only impacted the first three quarters of 2011 as the underlying business activity involving purchasing of raw materials related to the Group’s then-under-construction Yangzhou production facility started in 2011 and was substantially completed by the end of 2011. The transaction losses arose as a result of cash advances made for purchase transactions in which goods were acquired outside of mainland China and imported to the Company’s onshore PRC subsidiaries. Continued weakening of the U.S. dollar against the RMB led to a decrease in the RMB value of purchased goods subsequently received relative to the asset already recorded for the refundable purchase advance made in cash.

Accordingly, the Company undertook further evaluation to identify and quantify the necessary adjustments to restate the previously issued unaudited financial information for the first three quarters of 2011. Adjustments were limited to the change in classification of foreign exchange transaction losses from other comprehensive income to non-operating income (loss), net in the consolidated unaudited statement of operations. Such adjustments were reported in amended Forms 10-Q for the first three quarters of 2011 filed with the SEC on May 15, 2012. The comparative amounts for 2011 included in this Form 10-Q reflect the restated financial information.

(w) Recent accounting pronouncements

Recently effective pronouncements

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for interim periods and annual periods beginning after December 15, 2011 and has been adopted by CER. Further, the requirement for presentation of reclassifications from other comprehensive income to net income on a line item basis contained in the new accounting standards update is presently subject to indefinite deferral by the FASB pursuant to Accounting Standards Update 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The adoption of this collective guidance has not impacted CER’s financial statements as the company presently prepares, and continues to prepare, a consolidated statement of operations and comprehensive income (loss).

Note 3 – Accounts Receivable, Net

(a)	Accounts Receivable, Net

	December 31,	June 30,
	2011	2012

Current accounts receivable - third parties	$11,639,138	$12,125,468
Current accounts receivable - related party	9,088,157	8,298,660
Current accounts receivable	20,727,295	20,424,128
Subtract: Allowance for doubtful accounts	-	-

Current accounts receivable, net	$20,727,295	$20,424,128

Current receivables also include revenue recognized in excess of amounts billed for EPC contracts. As of December 31, 2011 and June 30, 2012, revenue recognized in excess of amounts billed amounted to approximately $18,085,048 and $17,789,174, respectively.

(b)	Long-term Accounts Receivable, Net

The Company classifies accounts receivable and revenue recognized in excess of amounts billed which are to be collected after one year as long-term accounts receivable.

Long-term accounts receivable, net, which are presented in the below table net of the discounting effect for interest (see Note 16 for further description), included revenue recognized in excess of amounts billed of approximately $0 and $13,215,818 as of December 31, 2011 and June 30, 2012, respectively.

	December 31,	June 30,
	2011	2012

Long term accounts receivable - third parties	1,691,474	7,143,650
Long term accounts receivable - related party	-	5,613,367
Long-term accounts receivable	$1,691,474	12,757,017
Subtract: Allowance for doubtful accounts	(1,691,474)	(1,717,727)
Total	$-	11,039,290

Long-term accounts receivable consisted of two customers, Zhenjiang Kailin and Jiangsu SOPO, for both periods presented.

CER and Zhenjiang Kailin, a related party, agreed to revise the payment schedule of receivables related to a project originally entered into in January 2011, which was completed on May 31, 2012, from all remaining amounts due by August 31, 2012 to 4 installments due by December 31, 2013 with no interest to be earned (refer to note 16 for more details about the Zhenjiang Kailin receivable collection schedule).

Maturity date	Amount due
August 31, 2012	4,722,300
June 30, 2013	2,833,380
September 30, 2013	3,148,200
December 31, 2013	3,302,851
Total	14,006,731

In August 2012, based on developments subsequent to the balance sheet date, including communication with Zhenjiang Kailin, it was determined that the first payment would be delayed to December 2012. Zhenjiang Kailin only begun to generate cash flow commencing in May 2012 due to the delayed opening of its facility following CER’s completion thereof and required extra time to pay by December 2012. There were no other payment installments that were subject to delay, and based upon an evaluation of all the facts and circumstances the Company determined that it expected to fully collect all amounts due over the revised payment schedule incorporating the December extension of the first installment. After considering the further extension of the first installment payment to December 31, 2012, the Company reassessed the discount impact applicable to this payment extension using the original interest rate of 10.65% (which considered the risk free rate and Zhenjiang Kailin’s credit risk). As of June 30, 2012, the accounts receivable (including both current and non-current portions) from Zhenjiang Kailin under the contract was $13,912,027 after discounting for the time value of money pursuant to applicable accounting guidance (the discount rate was determined as 10.65% considering the risk free rate and Zhenjiang Kailin’s credit risk). The discount reflected as a reduction to revenue in the statement of operations arising from this extension of payment terms was $161,871 and $1,706,280 for the three and six months ended June 30, 2012; the accretion for interest income included in interest income was $329,435. Of the total balance of $13,912,027, $5,613,367 represented the non-current balance due from Zhenjiang Kailin which is to be collected over one year; the remaining $8,298,660 is included in current receivables due from a related party.

Long term accounts receivable, net due from third parties of $5,425,923 represents a balance due from Jiangsu SOPO. On October 18, 2011, CER signed a contract for the manufacture, design, and installation of a major dock storage and tube project with Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. The contract was originally valued at RMB 50 million (approximately $7.9 million), including the procurement part of RMB 40 million (approximately $6.3 million) and construction part of RMB 10 million (approximately $1.6 million). Due to the strong relationship between CER and Jiangsu SOPO, CER was retained as the contractor, and was allowed to sub-contract substantially all of the work to a third party sub-contractor. Jiangsu SOPO has agreed to CER’s retention of 10% as a profit margin (based upon the contract value), or approximately an 11% markup on costs of the project. CER has concluded that gross recognition of the revenue is appropriate as it is the primary obligor and certain of the costs represent CER product.

On April 15, 2012, CER and Jiangsu SOPO entered into a repayment agreement. Pursuant to the agreement, the total contract price will be allocated 90% to the subcontractor and CER earns the remaining 10% margin. The project has been fully completed by the end of June 2012. The current best estimate of the total contract price is RMB 57.1 million (approximately $9 million) based upon project completion and discussions with Jiangsu SOPO, and this amount is the basis for the repayment agreement. Jiangsu SOPO will pay the project price of RMB 57.1 million (approximately $9 million), plus interest over time of RMB 6.4 million (approximately $1 million), for a total of RMB 63.5 million (approximately $10 million) in exchange for an extension of the payment terms involving 36 installments due on a monthly basis starting from May, 2012. The discount rate used to discount these receivable cash flows under the applicable accounting guidance for Jiangsu SOPO was 8% (considering its stated-owned background and AA credit rating), which is same as the contractual rate of interest included in the contract. For the three and six months ended June 30, 2012, $2,918,572 and $8,273,746 in revenue was recognized in relation to this EPC project, respectively, and the accretion of interest income was $104,186, as further described in Note 14. The receivable from Jiangsu SOPO as of June 30, 2012 was $8,112,151, among which $5,425,923 was classified as long-term accounts receivable.

Both of the arrangements described above regarding extensions of payment terms for these two particular customers were originally recognized in the March 31, 2012 balances and revenue for the quarter then ended as the underlying facts and circumstances leading to the arrangements existed, or were in the early stages of negotiation, at that time. With respect to the additional discount reflected in revenue for the Zhenjiang Kailin project due to the extension of the August 2012 payment to December 2012, such adjustment was reflected in revenue for the quarter ended June 30, 2012 as it related to facts and circumstances which likely existed at June 30, 2012.

Note 4 – Inventories, Net

As of December 31, 2011 and June 30, 2012, inventories consist of the following:

	December 31,	June 30,
	2011	2012

Raw materials	$1,485,293	$2,018,340
Work in progress	12,975,360	10,263,848
Finished goods	217,659	215,876
Total inventories	$14,678,312	$12,498,064

For the three months ended June 30, 2011 and 2012, no accrual for inventory provision was required. For the six month periods ended June 30, 2011 and 2012, the Group accrued inventory provisions of $ 26,141 and $0, respectively, through charges to income.

Note 5 –Property, plant and equipment, Net

As of December 31, 2011 and June 30, 2012, property, plant and equipment, net consisted of the following:

	December 31,	June 30,
	2011	2012

Plant	$21,416,681	$21,337,164
Machinery equipment	4,496,365	4,238,317
Transportation equipment	366,270	367,136
Office equipment	839,790	903,430
Accumulated depreciation	(2,137,381)	(2,658,634)
Subtotal	24,981,725	24,187,413
Construction in progress	1,177,877	4,158,223
Property, plant and equipment, net	$26,159,602	$28,345,636

Depreciation expense for the three months ended June 30, 2011 and 2012 was $285,040, and $283,660, respectively. Depreciation expense for the six months ended June 30, 2011 and 2012 was $498,415, and $788,958, respectively.

Note 6 – Intangible Assets

Intangible assets mainly represent purchases of land usage rights in Yangzhou where the Company’s sole manufacturing plant is located and software. The Company obtained the usage title of its first land parcel in December 2009. The land use right was recorded at cost of $2,438,632 and is being amortized over the lease term of 50 years starting from November 2009 when it was acquired. In July 2011, the Company obtained the usage title of another parcel of land. The land use right was recorded at cost of $2,331,869 and is being amortized over the lease term of 50 years starting from July 2011. Amortization expense for intangible assets recorded for three months ended June 30, 2011 and 2012 amounted to $22,740 and $50,323, respectively. Amortization expense for intangible assets recorded for the six months ended June 30, 2011 and 2012 amounted to $34,155 and $88,348, respectively. The remaining balance of intangible assets represents the net value of purchased software.

Note 7 – Short Term Loans

Short-term borrowings and letter of credit

A tabular reconciliation of the Company’s short term borrowings including balances outstanding at December 31, 2011 and June 30, 2012 and activity during the period (including letters of credit) is as follows. Where borrowings are denominated in Renminbi, the U.S. dollar outstanding balance at the respective period end, translated at the applicable period-end exchange rate, is included in the tabular presentation.

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Balance at Jun. 30, 2012	Pledge or guarantee
RMB 29 million – Shanghai Pudong Development Bank, Shanghai Branch	Aug. 31, 2011	7.544%	May 31, 2012	RMB 29,000,000 (USD 4,602,590)	RMB 0 (repaid March 28, 2012)	Collateralized by CER’s office building in Zhangjiang, Shanghai.
RMB 9.5 million – Bank of China, Yizheng Branch	Nov. 17, 2011	7.216%	Oct. 24, 2012	RMB 9,500,000 (USD 1,507,745)	RMB 9,500,000 (USD 1,495,395)	Guaranteed by Qinghuan Wu, Jialing Zhou, CER Shanghai, Shanghai Engineering, and Yizheng Auto Industrial Park Investment and Development Co., Ltd., and pledged by a land use right in Yizheng, China.
RMB 11.5 million – Bank of China, Yizheng Branch	Nov. 23, 2011	7.216%	Nov. 16, 2012	RMB 11,500,000 (USD 1,825,165)	RMB 11,500,000 (USD 1,810,215)
RMB 6.68 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Dec. 29, 2011	6.405%	June 28, 2012	RMB 6,680,000 (USD 1,060,183)	RMB 0 (repaid June 20, 2012)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 7,430,000.
RMB 5 million - Shanghai Pudong Zhanjiang Micro-credit Co.	Dec. 2011	12.000%	June 9, 2012	RMB 5,000,000 (USD 793,550)	RMB 0 (repaid April 15, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO; guaranteed by Mr. Qinghuan Wu.
RMB 21 million letter of credit – China Construction Bank	Sept. 30, 2011	5.02%	Jan. 6, 2012	RMB 21,000,000 (USD 3,332,910)	-	Collateralized by machinery of CER Yangzhou.
RMB 7.98 million letter of credit – Industrial and Commercial Bank of China	Dec. 12, 2011	6.71%	May 28, 2012	RMB 7,980,000 (USD 1,266,506)	-	Collateralized by a building in Shanghai owned by Jiangsu SOPO.
RMB 1.38 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Jan. 16, 2012	6.405%	July 15, 2012	-	RMB 0 (repaid June 20, 2012)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 1,530,000.

RMB 10 million - Shanghai Pudong Zhanjiang Micro-credit Co., Ltd.	Feb. 29, 2012	12.000%	Feb. 20, 2013	-	RMB 7,300,000(USD 1,149,093)	Collateralized by accounts receivable from Zhenjiang Kailin; also collateralized by CER’s office building in Zhangjiang Shanghai in case of default in repayment.
RMB 29 million - Bank of Communication, Shanghai Branch	Mar. 20, 2012	7.544%	Mar. 15, 2013	-	RMB 29,000,000 (USD 4,564,890)	Collateralized by CER’s office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu.
RMB 11 million - Bank of Communication, Shanghai Branch	Apr. 12, 2012	7.544%	Apr. 12, 2013	-	RMB 11,000,000 (USD 1,731,510)
RMB 5 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch.	Mar. 23, 2012	6.405%	Sept. 28, 2012	-	RMB 5,000,000 (USD 787,050)	Collateralized by several bank acceptance notes* owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).
RMB 10 million - China CITIC Bank Yizheng branch.	Jun. 6, 2012	7.544%	Jun. 6, 2013	-	RMB 10,000,000 (USD 1,574,100)	Guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu.
USD 1.15 million – Industrial and Commercial Bank of China Limited, Zhangjiang Branch.	Jun. 15, 2012	2.4789%	Sep. 14, 2012	-	USD 1,150,000	Collateralized by cash deposit in the amount of RMB 7,710,000 (approximately $1,213,631).
RMB 7.9 million letter of credit – Industrial and Commercial Bank of China	May 18, 2012	6.405%	Sep. 17, 2012	-	RMB 7,900,000 (USD 1,235,586)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.

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

Descriptions of short-term borrowings

On August 31, 2011, CER Shanghai borrowed RMB 29,000,000 (approximately $4,500,000 at the then-existing exchange rate) from the Shanghai Pudong Development Bank, Luwan Branch. The loan was collateralized by CER’s office building in Zhangjiang, Shanghai. The term of the loan was 9 months. The loan agreement provided for quarterly interest payments at an annual interest rate of 7.544% and the total principal and interest were repaid on March 28, 2012.

On December 9, 2010, CER Yangzhou entered into a three-year loan facility with the Bank of China, Yizheng Branch. The facility is RMB 30,000,000 (approximately $4,500,000 at the then-existing exchange rate). Any amounts due under the loan are repayable no later than November 24, 2013. The loan facility has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer; Jialing Zhou, a former director of the Company and wife of Mr. Wu; one of the Group’s subsidiaries and the Group’s VIE, CER Shanghai and Shanghai Engineering, respectively; and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also collateralized the loan facility with its land use right in Yizheng. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,171,000 at the then-existing exchange rate) under the facility as a short-term loan, due in one year, with an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288 at the then-existing exchange rate) under the facility as a short-term loan, due in six months, with an annual interest rate of 5.56%. On November 15, 2011 and November 18, 2011, CER Yangzhou repaid RMB 9,500,000 (approximately $1,497,572) and RMB 11,500,000 (approximately $1,809,656), respectively. On December 20, 2011, CER Yangzhou repaid RMB 9,152,782 (approximately $1,444,773). On November 17, 2011 and November 23, 2011, CER Yangzhou drew down RMB 9,500,000 (approximately $1,497,000 at the then-existing exchange rate) and RMB 11,500,000 (approximately $1,810,000 at the then-existing exchange rate), respectively, under the three-year loan facility. The loans are due in one year and carry an annual interest rate of 7.216%.

On December 29, 2011, CER Shanghai borrowed RMB 6,680,000 (approximately $1,057,682 at the then-existing exchange rate) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from December 29, 2011 to June 28, 2012. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 7,430,000 (approximately $1,176,433). The total principal and interest were repaid by several installments as of June 20, 2012.

In December 2011, CER Shanghai borrowed $789,639 (RMB 5,000,000 at the then-existing exchange rate) from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. The loan is collateralized by a building in Shanghai owned by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER. The loan carries an annual interest rate of 12% and the due date of the loan is June 9, 2012. The loan was drawn down in two installments, with $315,353 (RMB 2,000,000) and $474,286 (RMB 3,000,000) being drawn down on December 15, 2011 and December 22, 2011, respectively. The total amount of principal and interest amounting to RMB 5,043,333 (approximately $801,038) was repaid on April 16, 2012.

On January 16, 2012, CER Shanghai borrowed RMB 1,380,000 (approximately $217,989 at the then-existing exchange rate) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from January 16, 2012 to July 15, 2012. The loan was collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB 1,530,000 (approximately $242,949).

The total amount of principal and interest were repaid by several installments as of June 20, 2012.

On February 27, 2012, CER Shanghai signed a loan contract to borrow RMB 10 million from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. On February 29, 2012, CER Shanghai drew down $1,589,345 (RMB 10 million at the exchange rate at that time). The loan is guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER and collateralized by the accounts receivable of CER Shanghai. If there is any default in repayment, CER Shanghai agrees to further secure the loan by way of CER’s office building in Zhangjiang, Shanghai. The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013. CER Shanghai began to repay RMB 900,000 per month to Shanghai Pudong Zhanjiang Micro-credit Co., Ltd from April 2012. Amounts totaling RMB 2,700,000 had been repaid as of June 30, 2012.

On March 6, 2012, CER Shanghai entered into a short-term comprehensive loan facility with the Bank of Communication, Shanghai Branch. The facility is RMB 57,000,000 (approximately $9,000,000). CER Shanghai is entitled to draw down RMB 40,000,000 (approximately $6,300,000) as a short-term loan or RMB 57,000,000 (approximately $9,000,000) as bank acceptance notes after making a cash deposit of RMB 17,000,000 (approximately $2,700,000) to the bank. On March 20, 2012, CER Shanghai drew down RMB 29 million to replace the existing Shanghai Pudong Development Bank, Shanghai Branch loan. On April 12, CER Shanghai drew down RMB 11 million. These amounts are due in one year and carry an annual interest rate of 7.544%. The loan has been collateralized by CER’s office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer.

On March 29, 2012, CER Shanghai entered into a loan contract to borrow RMB 5,000,000 (approximately $795,000 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from March 29, 2012. The loan is collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).

On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). This comprehensive line of credit can be used from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. On June 6, 2012, CER Yangzhou drew down RMB 10 million (approximately $1,587,900) as a short-term loan. This amount due in one year and carries an annual interest rate of 7.544%.

On June 15, 2012, CER Shanghai entered into an import financing agreement with the Industrial and Commercial Bank of China, which paid for certain procured imports on behalf of CER Shanghai. CER Shanghai is entitled to authorize Industrial and Commercial Bank of China to make a payment amounting to $1.15 million to an overseas supplier for import purchases. This amount is collateralized by a cash deposit in the amount of RMB 7,710,000 (approximately $1,213,631). This loan bears an annual interest rate of 2.4789%. The term of the loan is three months commencing from June 15, 2012 to September 14, 2012.

Interest expense on short-term loans for the three months ended June 30, 2011 and 2012 was $62,722 and $249,373, respectively. Interest expense on short-term loans for the six months ended June 30, 2011 and 2012 was $126,122 and $466,779, respectively.

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

On November 29, 2011, CER Shanghai issued a forward letter of credit (“L/C”) to CER Yangzhou for the purchase of goods. The L/C is collateralized by a building in Shanghai, which is owned by Jiangsu SOPO. On December 12, 2011, CER Yangzhou discounted the L/C from Industrial and Commercial Bank of China Limited, Zhangjiang Branch in the amount of RMB 7,980,000 (approximately $1,260,000 at the exchange rate at the time). The due date of the L/C is May 28, 2012. The discount rate is 6.71% annually. The total amount of the letter of credit was repaid on May 15, 2012. On May 18, 2012, CER Shanghai renewed the issuance of a forward letter of credit amounting to RMB 7,900,000 (approximately $ 1,235,586) to CER Yangzhou for purchase of goods. The discount rate is 6.405% annually. The due date of the renewed LC is September 17, 2012.

Interest expense on letters of credit for the three months ended June 30, 2011 and 2012 was $0 and $24,620, respectively. Interest expense on letters of credit for the six months ended June 30, 2011 and 2012 was $0 and $51,606, respectively.

Formerly convertible debt (presented as current portion of long term loan)

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Balance at Jun. 30, 2012	Pledge or guarantee
$ 5 million – Hold And Opt Investments Limited	Dec. 31, 2010	15.100%	Sept. 29, 2012	USD 4,850,945	USD 4,946,600	Collateralized by 8,000,006 of Qinghuan Wu's shares in CER.

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

The embedded conversion feature of the Convertible Notes was accounted for as an embedded derivative in accordance with ASC 815 “Derivatives and Hedging” because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB. The conversion feature was accounted for as a derivative liability on the balance sheet and classified as a current liability based on the timing of the cash flows derived from the convertible notes. The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to September 30, 2011 (the date of extinguishment of the conversion feature) using the effective interest rate method. The change in fair value of the conversion feature derivative liability of $32,741 and $203,916 was recorded in the consolidated statement of operations and other comprehensive (loss) income for the three and six months ended June 30, 2011, respectively with no similar amount for the quarters ended June 30, 2012 due to the termination of the derivative. The interest expense recognized for accretion to the redemption value of the Convertible Notes was $39,637 and $49,618 for the three months ended June 30, 2011 and 2012, respectively. The interest expense recognized for accretion to the redemption value of the Convertible Notes was $76,179 and $95,655 for the six months ended June 30, 2011 and 2012, respectively.

The value of the Warrants at the grant date on May 21, 2009 was accounted for as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from the grant date to September 30, 2011 (the date of extinguishment of the conversion feature) of the Convertible Notes. For the three and six months ended June 30, 2011, $74,352 and $148,704 of deferred financing costs were amortized and charged to interest expense, respectively with no amounts recognized in 2012 due to the cessation of recognition of remaining costs in 2011. The Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the warrants is denominated in USD, which is a currency other than the Company’s functional currency, RMB. Changes in fair value of the warrants (Note 12) for the three and six months ended June 30, 2011 and 2012 were recorded in the consolidated statement of operations and other comprehensive (loss) income.

On December 31, 2010, the Company entered into a loan agreement with the Lender to replace and continue the prior lending arrangement which was entered into on May 21, 2009, to extend the term until which the principal amount of $5,000,000 is due to September 29, 2012, and to change certain of the terms of the loan. The aggregate principal amount of the loan extension is $5,000,000, and bears interest at the annual rate of 15.1%, calculated on a monthly compounded basis. The principal and accrued interest is due September 29, 2012; hence the modified loan is classified as a current liability as of June 30, 2012. The loan may be prepaid by the Company, without penalty. The loan agreement provides for the typical events of default (which includes default in payment of any part of the principal of or interest, performance or compliance with the collateral agreement, assets attached or seized by any third person and or any part of the loan agreement being declared null and void or its enforceability being challenged), including a cross default clause, and the Company has made various representations and given various covenants to the lender, which includes the audit of the Company’s annual financial statements and review of the interim financial statements as well as the timely filing of such statements, including any extension periods permitted under SEC rules and regulations. The Lender continues to have a right of first refusal with respect to future debt and equity fundings and a right to consent to certain debt and equity fundings by the Company and its subsidiaries and affiliates. As a guarantor of the payments under the loan extension, Mr. Wu, the Chief Executive Officer of the Company, pledged 8,000,006 of his shares in CER for the repayment of the principal due under the loan agreement.

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

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increases against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for this indexed feature as an embedded derivative and recognized a derivative liability in the amounts of $21,274 and $0 as of December 31, 2011 and June 30, 2012, respectively. The change in fair value of the derivative liability of $35,918 and $21,274 was recorded in the consolidated statements of operations and comprehensive income/loss for the three and six months ended June 30, 2012, respectively.

As a result of the Company not filing its quarterly report with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, on a timely basis for the quarter ended March 31, 2012, the Company was in violation of the loan covenants on this formerly convertible loan, which will mature on September 29, 2012, with such loan having covenants and default terms with respect the Company’s obligation to timely file SEC reports and comply with applicable laws. The violation of the covenant provision regarding timely filings of SEC reports permits the lender to accelerate the repayment of the full amount of the principal and interest due on the loan which is reported under current portion – long term loan in the consolidated balance sheet. On May 10, 2012, the lender provided to the Company a waiver of the covenant and default terms and also provided sufficient time to make the necessary past due filings, before a covenant violation or default would result again concerning these issues. This matter is no longer outstanding. Also, at June 30, 2012 there were no other instruments of debt or contracts outstanding that had covenants requiring monitoring for compliance.

Note 8 – Notes Payable

Notes payable represents bank acceptance drafts that are non-interest bearing and due within six months. The balance of the bank acceptance drafts is $1,396,648 and $4,029,724 as of December 31, 2011 and June 30, 2012, respectively.

On November 24, 2011, bank acceptance drafts amounting to RMB 8.8 million (approximately $1.4 million) were arranged with Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch by CER Shanghai to settle its purchases from certain customers. The bank acceptance drafts are collateralized by a building in Shanghai owned by Jiangsu SOPO. The total amount of the bank acceptance drafts was repaid on May 22, 2012. On May 30, 2012, CER Shanghai renewed the issuance of the same amount of bank acceptance drafts from Industrial and Commercial Bank of China Limited.

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

On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). The period of the comprehensive line of credit is from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. On April 24, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 3,100,178 (approximately $492,287) after making a cash deposit of RMB 1,860,107(approximately $294,882) to the bank. On May 23, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 4,200,000 (approximately $664,472) after making cash deposit of RMB 2,520,000 (approximately $395,519) to the bank.

Note 9 – Taxation

USA

The Company is subject to U.S. income tax at a rate of 34% on its assessable profits.

Hong Kong

CER (Hong Kong) subsidiaries were subject to Hong Kong profit tax at a rate of 16.5% on their assessable profits. No Hong Kong profit tax has been assessed as the Group did not have assessable profit that was earned in or derived within the legal boundaries of Hong Kong during the periods presented.

PRC

The New Enterprise Income Tax ("EIT") law was effective January 1, 2008 and the standard EIT rate is 25%. Pursuant to the PRC tax law, net operating losses can be carried forward 5 years to offset future taxable income.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC; CER (Hong Kong) has generated estimated taxable profits since then. As such, CER (Hong Kong) is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For interim periods in 2012, given the Group is likely to be regarded as having permanent establishment, CER (Hong Kong) provided taxes, included in the consolidated tax provision, of $ 438,161. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for interim periods in 2012 as compared to the corresponding interim periods in 2011.

Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% and 12.5% respectively, each for a three year period ending in 2014, as they were recognized as high and new technology entities (“HNTEs”) in April, 2011. CER Yangzhou is subject to enterprise income tax at a statutory rate of 25%.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profits of non-US subsidiaries as of December 31, 2011 and June 30, 2012 were approximately $1,102,139 (RMB 7,687,921), and $3,103,725 (RMB 20,337,770), respectively, and they are considered to be indefinitely reinvested. Moreover, the Company’s liquidity position does not require transfers of cash outside of the PRC to the parent jurisdiction (U.S.), as all business activity and debt is carried on in the PRC. The Company has not paid dividends on its common shares and does not have an intention of doing so in the foreseeable future. Accordingly, no provision has been made for deferred taxes. No dividends were declared out of cumulative retained earnings as of December 31, 2011 or June 30, 2012.

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended June 30, 2011 and 2012. The net operating loss carry forwards for the U.S. income tax purposes were approximately $8,355,602 and $8,648,569 at December 31, 2011 and June 30, 2012, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years from origination. Management believes that the realization of the benefits arising from these accumulated net operating losses is uncertain due to the Company's limited operating history, continuing losses for United States income tax purposes, and the fact that substantially all of the Company’s business activity is derived from the PRC. Accordingly, the Company has offset substantially all of the gross deferred tax assets for such net operating losses with additional valuation allowances recorded through income tax expense, which are a significant driver of the Company’s effective tax rate, given the history of loss and the uncertainty regarding the future. Remaining net deferred tax assets consist only of those supported by reversing deferred tax liabilities, as well as any deferred tax assets related to the PRC that management has concluded are more likely than not of being realized.

As of June 30, 2012, the Company did not have any material uncertain tax positions subject to the provisions of ASC 740-10; as such, there are no liabilities for unrecognized tax benefits. As described earlier in this Note, the Group provided for PRC EIT tax on profits earned by the Group’s Hong Kong subsidiary in the PRC.

Note 10 –Earnings / (Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share”. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings/(losses) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following table lists the potentially dilutive securities at June 30, 2012 related to our compensation plans under which shares of our common stock are authorized for issuance.

Potentially Dilutive Securities	Number of Securities to be Issued	Reference Index
Dilutive securities from warrants issued as part of financing with Series A preferred stock	1,852,820	Note 12
Dilutive securities from warrants issued with convertible notes	1,388,889	Note 12
Dilutive securities from options to Ye Tian (director)	500,000	Note 13
Dilutive securities from options to Estelle Lau (director)	60,000	Note 13
Dilutive securities from options to Sum Kung (director)	30,000	Note 13
Dilutive securities from options to Jules Silbert (director)	30,000	Note 13
Total potentially dilutive securities	3,861,709

For the three and six months ended June 30, 2011, warrants to purchase 3,241,709 shares of the Company’s common stock were not included in the calculation of dilutive earnings / (loss) per share because of their anti-dilutive effect while options to purchase 560,000 shares were included in the dilutive impact due to the adjustment of their exercise prices due to a second quarter 2011 option modification.

For the three and six months ended June 30, 2012, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 620,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effects. The exercise price exceeded the current share price for all stock-based options and warrants.

The following are reconciliations of the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2012:

	Three months ended June 30,
	2011	2012
Numerator:
Net income for the period	861,600	1,921,782
Amount allocated to preferred stockholders	(2,934)	(6,532)
Net income available to common stock holders – Basic and diluted	858,666	1,915,250
Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	31,026,225	31,084,513
Weighted average stock options	77,317	-
Denominator for diluted earnings per share	31,103,542	31,084,513
Basic (loss)/earnings per share	$0.03	$0.06
Diluted (loss)/earnings per share	$0.03	$0.06

	Six months ended June 30,
	2011	2012

Numerator:
Net income for the period	385,153	1,727,506
Amount allocated to preferred stockholders	(1,314)	(5,872)
Net income available to common stock holders – Basic and diluted	383,839	1,721,634
Denominator:
Denominator for basic earnings per share -Weighted average common stock outstanding	30,979,564	31,085,182
Weighted average stock options	77,317	-
Denominator for diluted earnings per share	31,056,881	31,085,182
Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.05

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

For the year and six months ended December 31, 2011 and June 30, 2012, no shares of Series A convertible preferred stock were converted.

As of December 31, 2011 and June 30, 2012, the Company had 200,000 shares of Series A convertible preferred stock issued and outstanding.

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

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions. We calculated the fair value of the derivative liability related to the formerly convertible notes on exchange rate at repayment versus exchange rate at loan origination differential, which relates to the repayment of the notes and is distinct and separate from the embedded derivative liability formerly recorded for the now-expired conversion feature, based on the following key assumptions.

Derivative liability from convertible notes	December 31, 2011	June 30, 2012

Estimated forward rate	6.34	6.39
Discount rate	0.64%	0.44%
Discount factor	0.995	0.999

Fair value	$21,274	$-

Derivative liability associated with warrants issued in connection with convertible notes:

	December 31, 2011	June 30, 2012
Number of shares exercisable	1,388,889	1,388,889
Stock price	0.38	0.30
Exercise price	1.8	1.8
Expected dividend yield (d)	-	-
Expected life (in years) (c)	2.39	1.89
Risk-free interest rate (a)	0.32%	0.31%
Expected volatility (b)	61%	58.5%
Fair Value:
Derivative liability - warrants issued in connection with Convertible Notes	20,920	3,537

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

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

For the three months ended June 30, 2011 and 2012, the Company recognized $205,815 and $7,067 of compensation expense, respectively. For the six months ended June 30, 2011 and 2012, the Company recognized $241,068 and $14,133 of compensation expense, respectively.

Following is a summary of the status of options outstanding at June 30, 2012:

Outstanding Options			Exercisable Options
		Remaining			Remaining
Exercise		contractual	Exercise		contractual
price	Number	term (years)	price	Number	term (years)

$0.73	60,000	7.25	$0.73	60,000	7.25
$0.73	500,000	7.00	$0.73	500,000	7.00
$0.73	60,000	9.00	$0.73	30,000	9.00
$0.73	60,000	9.00	$0.73	30,000	9.00
Total	680,000			620,000

Following is a summary of the option activity:

Outstanding as of December 31, 2010	560,000
Granted	120,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	680,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2012	680,000
Vested and exercisable as of June 30, 2012	620,000

Note 14– Interest Expense, Net

For a detailed discussion of borrowings and balances underlying interest expense, see Note 7. Interest income recorded for Zhenjiang Kailin’s and Jiangsu SOPO long term accounts receivable accretion, which is the cause of increases in interest income for the comparative periods, is further described in Note 14.

	Three months ended June 30,
	2011	2012
Interest on current portion of long term loan	$59,632	173,549
Interest on long-term loans	164,076	-
Amortization of deferred financing costs	74,352	-
Accretion to face value on loans	105,692	49,618
Expense of common stock issued in relation to long term loan	144,498	-
Interest on short-term loans and letters of credit	62,721	273,993
Bank note discount interest	511	56,913
Interest capitalized	-	(18,038)
Interest income	(5,743)	(437,004)
Total	$605,739	99,031

	Six months ended June 30,
	2011	2012
Interest on current portion of long term loan	$187,651	341,749
Interest on long-term loans	323,094	-
Amortization of deferred financing costs	148,704	-
Accretion to face value on loans	158,049	95,655
Expense of common stock issued in relation to long term loan	144,498	-
Common stock issued in relation to consulting services	40,308
Interest on short-term loans and letters of credit	126,122	518,385
Bank note discount interest	84,178	56,913
Warrant cancellation	(15,547)	-
Interest capitalized	-	(43,078)
Interest income	(221,793)	(439,804)
Total	$975,264	529,820

Note 15 – Other Non-operating Income (Expense), Net

Other non-operating expenses consist primarily of foreign exchange losses on purchasing transactions.

	For the three months ended June 30,
	2011	2012
	(Note 2(v))

Foreign exchange losses (gains)	240,156	(225,475)
Other non-operating expenses (income)	(26,646)	(46,561)
Total other non-operating expenses (income), net	$213,510	$(272,036)

	For the six months ended June 30,
	2011	2012
	(Note 2(v))

Foreign exchange losses (gains)	394,191	(248,742)
Other non-operating expenses (income)	9,936	(83,351)
Total other non-operating expenses (income), net	$404,127	$(332,093)

As further described in Note 2(v), foreign exchange losses were adjusted for 2011 quarterly periods pursuant to a restatement of the Company’s quarterly financial statements for the first, second, and third quarters of 2011.

The transaction gains for the three and six months ended June 30, 2012 arose as a result of cash advances made for purchase transactions in which goods were acquired outside of mainland China and imported to the Company’s onshore PRC subsidiaries. Appreciation of the U.S. dollar against the RMB over the six months ended June 30, 2012 led to an increase in the RMB value of purchased goods subsequently received relative to the asset already recorded for the refundable purchase advance, resulting in gains as the RMB value of assets physically received exceeded the RMB value of the refundable purchase advances originally recorded.

Note 16 – Related Party Transactions

On February 1, 2010, Mr. Qinghuan Wu arranged for a $1,000,000 loan from Haide, a company controlled by Mr. Qinghuan Wu, to the Company. The proceeds of this loan were used by CER Yangzhou for additional paid-in capital which helped fund the Company’s new plant in Yangzhou, China. The loan was an interest only loan, bearing interest at the annual rate of 9.5%, and was unsecured. The Company paid the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012, hence the remaining loan is classified as long-term loan to be repaid within one year. The loan is unsecured and there are no guarantees of the interest or principal. Shanghai Engineering has subordinated its loan to those under the loan agreements. The Company repaid principal of $ 460,000 in December 2010. On October 10, 2011, CER paid the remaining outstanding principal due under the long-term loan. The prepayment sum of $548,550 represented the principal amount and the interest due.

On October 20, 2011, CER (Hong Kong) entered into an advanced payment agreement amounting to $669,800 with Haide, a company controlled by Mr. Qinghuan Wu. The substance of this arrangement was a short term borrowing from a related party. Pursuant to the agreement, Haide on behalf of CER (Hong Kong) paid to certain vendors $450,000 on October 20, 2011 and $219,800 on November 1, 2011, respectively. The terms of the agreement provide for zero interest. CER (Hong Kong) repaid $550,000 to Haide on November 25, 2011. As of June 30, 2012, the remaining balance of $119,800 was recorded in accrued expenses and other liabilities.

In March 2012, Mrs. Jialing Zhou, a shareholder and wife of Mr. Qinghuan Wu, provided an interest-free loan of RMB 1,600,000 (approximately $251,856) to Shanghai Engineering by two installments. The remaining balance of RMB 1,600,000 (approximately$251,856) is expected to be repaid by the end of August, 2012 and is classified in accrued expenses and other liabilities.

Zhenjiang Kailin EPC project

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhenjiang Kailin”) of Zhenjiang City. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system, which is now completed, is part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant. Transactions between CER and Zhenjiang Kailin are presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of a significant creditor, Hold and Opt Investments Limited (as discussed in Note 7, Short-Term Loans) and is a less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. Management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER. For the three and six months ended June 30, 2012, revenue earned from the contract amounted to $816,571 and $6,647,487, respectively.

Guarantees related to Zhenjiang Kailin project

On November 25, 2011, CER Yangzhou entered into the first of two guaranty contracts regarding the Zhenjiang Kailin contract with third party CGN Energy Service Co., Ltd. (“CGN Energy”). CER Yangzhou and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the project contract price. CER sold certain equipment integral to the project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. The substance of this transaction is Zhenjiang Kailin obtaining financing from third party CGN Energy to pay CER. CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat recovery project. If there is any default by Zhenjiang Kailin, the first in guarantee order is Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy. The second in guarantee order is Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. Third in guarantee order is CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the project contract. The amount of the guarantee, RMB 24.1 million, represents 7.8% of the RMB300 million project price.

On March 20, 2012, CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for another portion of the project contract price (similar to the financing arrangement with CGN Energy in 2011). CER sold certain equipment integral to the project to CGN Energy at a price of RMB30 million (approximately $4.8 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. CER Yangzhou also entered into a second guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat power generation project. The guarantee contract is of the same character as the first financing arrangement, Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy is in the first guarantee order, Jiangsu SOPO in second guarantee order and CER Yangzhou in the third guarantee order, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the project contract. The amount of the guarantee, RMB 30 million, represents 10% of the RMB 300 million project price.

There are no other guarantees for any other elements of the Zhenjiang Kailin project. The Company assessed the arrangement under SAB 104 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met. As a similar guaranty could be obtained from a third party financial institution and performance of the contract is probable, the Company separated the deliverable represented by the guaranty from the rest of the contract price and recognized the initial fair value of the guaranty liability arising from the guaranty contract as deferred revenue. As of June 30, 2012, the deferred revenue was $178,975. This amount will be amortized to revenue according to applicable GAAP accounting requirements as the underlying structured payment obligation is satisfied by Zhenjiang Kailin’s payments to CGN Energy. As of June 30, 2012, Zhenjiang Kailin has made all required payments to CGN Energy in compliance with the payment schedule.

Zhenjiang Kailin EPC project penalty and upgrade contract

On May 8, 2012, CER and Zhenjiang Kailin entered into an agreement whereby CER was to pay Zhenjiang Kailin RMB 8.9 million (approximately $1.5 million) as a penalty (“the penalty”) for the economic losses suffered by Zhenjiang Kailin resulting from project delays past the originally expected completion date of December 31, 2011. The original contract for the construction of the facility did not contain any provisions for late completion or liquidated damages. As part of this agreement, CER agreed to assumed additional costs to bring the capacity of the sulfuric acid waste heat recovery system to original specifications and to install additional electric utilities. The penalty payment is included in the accrued expenses and other liabilities as of June 30, 2012.

Also, subsequent to the first quarter, on the same date, the two parties also signed an upgrade contract for the same facility valued at RMB 8 million (approximately $1.2 million). The purpose of the enhancements contemplated in this contract was to raise the capacity of the system from 800k tons to 900k tons of sulfuric acid per year. This enhancement project was completed at the end of May 2012 and permits $1.2 million of additional billings which are included in current accounts receivable on an undiscounted basis.

Zhenjiang Kailin payment schedule and discounting of receivables

As further described in Note 3 regarding accounts receivable, subsequent to March 30, 2012 CER and Zhenjiang Kailin agreed to revise the payment schedule of outstanding accounts receivable (excluding the enhancement project completed at the end of May 2012 described in the preceding section, for which receivables are current in nature) as below. These amounts represent undiscounted payments.

Maturity date	Amount due
August 31, 2012	4,722,300
June 30, 2013	2,833,380
September 30, 2013	3,148,200
December 31, 2013	3,302,851
Total	14,006,731

As further described in CER’s filing on Form 10-Q for the quarter ended March 31, 2012, the undiscounted payments depicted in the foregoing table were discounted pursuant to applicable accounting guidance, with the discount, which represented an apportionment of the total agreed contract value to future interest income rather than revenue, reflected in revenue for the quarter then ended.

In August 2012, based on developments subsequent to the balance sheet date, including communication with Zhenjiang Kailin, it was determined that the first payment would be delayed to December 2012. Zhenjiang Kailin only begun to generate cash flow commencing in May 2012 due to the delayed opening of its facility following CER’s completion thereof and required extra time to pay by December 2012. There were no other payment installments that were subject to delay, and based upon an evaluation of all the facts and circumstances, including consideration of the counterparty’s financial flexibility and liquidity, the Company determined that it expected to fully collect all amounts due over the revised payment schedule. After considering the further extension of the first installment payment to December 31, 2012, the Company reassessed the discount impact applicable to this payment extension using the original interest rate of 10.65% (which considered the risk free rate and Zhenjiang Kailin’s credit risk) and reflected the related discount about of $161,871 in the remaining project revenue. The discounts reflected as reductions to revenue in the statement of operations arising from this extension of payment terms were $161,871 and $1,706,280 for the three and six months ended June 30, 2012, respectively; the accretion for interest income included in interest income was $329,435 for the six months ended June 30, 2012 (there was no accretion for the quarter ended March 31, 2012 due to the timing of the repayment agreement). Of the total balance of $13,912,027 of accounts receivable at June 30, 2012, $5,613,367 represented the non-current balance due from Zhenjiang Kailin which is to be collected in over one year; the remaining $8,298,660 is included in current receivables.

Pursuant to applicable construction contract accounting and other accounting guidance, the additional $1.2 million of revenue for the system upgrade project, the $1.5 million penalty for economic losses incurred by CER’s customer, and the discount effects arising from the payment term extensions were added to (or subtracted from, for the latter two items) the total contract revenue for the Zhenjiang Kailin project. The Company re-assessed all developments regarding this project, including the two guaranty arrangements entered into and the extensions afforded to Zhenjiang Kailin for remaining payments, under SAB 104 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met. Accordingly, the deferred revenue related to the guaranty arrangements, and the discounts reflected in revenue for the payment extensions afforded to Zhenjiang Kailin, will be reflected as future interest income. As of August 2012, CER management concluded, on the basis of discussions with and evaluation of the counterparty’s financial viability and financing sources, that repayment was not significantly in question, but will continue to monitor the counterparty’s financial viability. Further supporting management’s conclusions was the fact that Zhenjiang Kailin has made required payments to date on a timely basis, excluding only the August installment delay.

For the three and six months ended June 30, 2012, revenue earned from the contract amounted to $816,571 and $6,647,487. The cost of revenues associated with the original contract and the additional agreements entered into was $1,007,693 and $8,512,994 for the three and six months ended June 30, 2012. The revenue, less the discount effects reflected in revenue and penalty assumed reflected in revenue, was not fully offset by the additional revenue agreed to; further, additional incurred costs reduced the margin on the project to negative 25% for the six months ended June 30, 2012.

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

The Company made contributions of $46,783 and $138,967 for employment benefits, including pension payments for the three months ended June 30, 2011 and 2012, respectively. The Company made contributions of $114,158 and $276,775 for employment benefits, including pension payments for the six months ended June 30, 2011 and 2012, respectively.

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

The transfer to these reserves must be made before distribution of any dividends to shareholders. For the years ended December 31, 2011, there were $376,794 of transfers to statutory reserves for these subsidiaries and affiliates of the Company generating profits. Statutory reserves were $509,596 as of December 31, 2011 and June 30, 2012.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $ 8,015,475 as of June 30, 2012.

Note 19 – Commitments and Contingencies

Subsequent to the first quarter, on May 8, 2012, CER and Zhenjiang Kailin entered into an agreement whereby CER will pay Zhenjiang Kailin RMB 8.9 million (approximately $1.5 million) as a penalty for the economic loss suffered by Zhenjiang Kailin resulting from project delays past the originally expected completion date of December 31, 2011. The penalty is included in accrued expenses and other liabilities. See Note 16 for further details.

Note 20 – Subsequent events

On March 29, 2012, CER Shanghai entered into a loan contract to borrow RMB 5,000,000 (approximately $795,000 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from March 29, 2012. In mid-July, CER Shanghai repaid RMB 3,000,000 under the repayment schedule of the loan.

CER Shanghai began to repay RMB 900,000 per month to Shanghai Pudong Zhanjiang Micro-credit Co., Ltd from April 2012 under the loan contract of RMB 10 million described in Note 7. The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013. Amounts totaling RMB 3,600,000 had been repaid as of August 15, 2012.

On August 10, 2012, CER signed two contracts with China Great Wall Industry Corporation (“Great Wall”) for sales and repurchases of certain goods within a 6-month period which in substance are a product financing arrangement. According to these two agreements, CER (Yangzhou) will sell certain equipment to Great Wall at a price of RMB 32,454,780 (approximately $5,108,707). The funding to CER consists of three components, two of which are letters of credit totaling RMB 30,000,000; the rest is cash. At the same time, Great Wall agreed to resell the equipment to CER (Shanghai) at a price of RMB 33,038,966 (approximately $5,200,664) via a delayed collection arrangement as below, where such amounts represent payments due from CER to Great Wall (or a bank, if the letters of credit are tendered for cash equal to the principal or face value less the bank’s discount)

	RMB	USD
December 25, 2012	10,180,000	1,602,434
March 10, 2013	20,360,000	3,204,868
April 7, 2013	2,498,965	393,362
Total	33,038,965	5,200,663

In substance, Great Wall is substituting its financing to provide letters of credit that CER may discount, and CER will discount the L/C in other banks as cash financing at the cost of discount fees, which would be reported as interest expense and usually represent 5% of the total amount. The price difference between sales and repurchase of the goods of RMB 584,185(approximately $91,957) represents interest to be paid to Great Wall. In addition, China Energy Recovery, Inc., the parent company, guaranteed the repayment of CER Shanghai. There is no other collateral in the contract. This product financing arrangement was entered into to offset concerns related to the Company’s liquidity given the extension of payment terms on accounts receivable due from Zhenjiang Kailin, which are further discussed in Note 16, and the debt due in the quarter ended September 30, 2012, principally the Company’s long term loan with Hold and Opt Investments, Limited.

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

Facing a possible large market opportunity and potential government support, we decided to enlarge our production capacity by setting up a new production base. Our plan is to establish CER Yangzhou as a world-class international manufacturing facility of waste heat equipment, in both products and technology. We plan to make highly efficient energy-saving products, using advanced manufacturing processes and equipment, We intend for this manufacturing facility to embody a completely new look of a modern factory, thus making the Company more competitive, while promoting the development of the local economy and further exploiting the manufacturing advantages in renewable energy equipment and waste heat recovery core equipment. In January 2011, Phase One construction of the plant was completed. The Phase One facility is about 14,000 square meters. Many technologically advanced pieces of equipment have been installed in the new factory. The new facility significantly expands our ability to accept new orders and will speed delivery of large-scale waste heat systems for new and retro-fitted industrial plants located in China and other international markets overseas. Phase Two is under construction.

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

On January 8, 2011, CER signed an EPC contract for a major waste heat recovery system with Zhenjiang Kailin, a related party of CER. The contract was valued at RMB 300 million (approximately $46 million). This project was fully completed by June 30, 2012.

During 2011 and of the first half of 2012, the demand for energy recovery systems significantly recovered in response to a series of factors, including the recovery of the global economy, especially the Chinese economy, government support, the implementation of incentive policies for energy savings industries, and increasing availability of financing. With our new manufacturing facility in operation and our ability to perform more EPC contracts, based on our currently signed contracts, forecasts and production schedule, we anticipate positive results in the next few years.

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

We have concluded that Shanghai Engineering is a variable interest entity and that CER Hong Kong is the primary beneficiary thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-Q, the Company recovers substantially all of the profits of its VIE through service fees charged (particularly under the consulting and service agreement) and has the unilateral ability to do so through its wholly owned subsidiaries. Accordingly, through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIE and absorbs all, or substantially all, of the profits or losses; therefore, the Company is the primary beneficiary. Under the requirements of the FASB’s accounting standard regarding VIEs, CER Hong Kong consolidates the financial statements of Shanghai Engineering. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

Fair Value Measurements

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, long term accounts receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of the valuation hierarchy are defined as follows:

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for interim periods and annual periods beginning after December 15, 2011 and has been adopted by CER. Further, the requirement for presentation of reclassifications from other comprehensive income to net income on a line item basis contained in the new accounting standards update is presently subject to indefinite deferral by the FASB pursuant to Accounting Standards Update 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” The adoption of this collective guidance has not impacted CER’s financial statements as the company presently prepares, and continues to prepare, a consolidated statement of operations and comprehensive income (loss).

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended June 30,
	2011	% of Revenue	2012	% of Revenue

REVENUES

Third parties
EPC - third parties	2,223,034	12.2%	23,731,400	88.8%
EPC - related party	11,293,381	61.8%	816,571	3.1%
Total EPC revenues	13,516,415	74.0%	24,547,971	91.9%
Products - third parties	4,753,411	26.0%	2,165,931	8.1%
Total revenue	18,269,826	100.0%	26,713,902	100.0%

COST OF REVENUES
Cost of revenues – EPC	(11,638,820)	(63.7)%	(20,312,685)	(76.0)%
Cost of revenues - products	(3,488,835)	(19.1)%	(1,627,098)	(6.1)%
Total cost of revenues	(15,127,655)	(82.8)%	(21,939,783)	(82.1)%

GROSS PROFIT	3,142,171	17.2%	4,774,119	17.9%

Selling, general, and administrative expenses	(2,063,067)	(11.3)%	(2,631,951)	(9.9)%

INCOME FROM OPERATIONS	1,079,104	5.9%	2,142,168	8.0%

OTHER INCOME / (EXPENSE):
Change in fair value of derivative liability for warrant	437,901	2.4%	46,020	0.2%
Change in fair value of derivative liability for loan	161,501	0.9%	35,918	0.1%
Other non-operating (expenses) income, net	(213,510)	(1.2)%	272,036	1.0%
Investment income	-	-	2,972	0.0%
Interest expense, net	(605,739)	(3.3)%	(99,031)	(0.4)%
Total other income (expense), net	(219,847)	(1.2)%	257,915	1.0%

INCOME BEFORE TAXES	859,257	4.7%	2,400,083	9.0%

BENEFIT / (PROVISION) FOR INCOME TAXES	2,343	0.0%	(478,301)	(1.8)%

NET INCOME	861,600	4.7%	1,921,782	7.2%

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	86,813	0.5%	(263,579)	(1.0)%

COMPREHENSIVE INCOME	948,413	5.2%	1,658,203	6.2%

Revenues. Revenue was $26,713,902 for the three months ended June 30, 2012, as compared to $18,269,826 for the three months ended June 30, 2011, an increase of $8,444,075 or 46%. This increase was mainly due to the increase in the number of EPC contracts. The number of EPC contracts increased by 5 from 6 for the three months ended June 30, 2011 to 11 for the three months ended June 30, 2012, most of which were signed in early or mid-2011 due to our strategic focus on EPC contracts since late 2010, and carried out from late 2011 or early 2012. The average revenue per EPC contract decreased by $21,102, from $2,252,736 per contract for the three months ended June 30, 2011 to $2,231,634 per contract for the three months ended June 30, 2012. This was mainly due to one significant EPC contract signed with a related party in mid-2010, Zhenjiang Kailin, lasting more than one year from early 2011 to mid-2012, for which the revenue amounted to $11 million for the three months ended June 30, 2011, accounting for 40% of the total revenue at that time, whereas only $1 million was recognized in the comparable period of 2012 due to the completion of the project. Largely offsetting the above effect is one significant EPC contract signed with third party Ningbo Xinfu in early 2011, which is a general contract containing engineering, construction, electric, and water supply and drainage engineering components related to the entire HRS system valued at RMB 175.32 million (approximately $27.8 million). Due to the larger size of the project and more complicated technology requiring more time for design and purchasing, this project did not commence activities until the first quarter of 2012. For the three months ended June 30, 2012, revenues amounting to $6.4 million were recognized and accounted for 26% of the total EPC revenues, with no such amount in the comparable period of 2011. Further, a new contract with a third party customer, Jiangsu SOPO, commenced in the first half of 2012, which led to $2.9 million of revenue in the current period, accounting for 12% of the total EPC revenue.

Although the number of product contracts increased by 4 from 7 to 11 for the three months ended June 30, 2011 versus the three months ended June 30, 2012, the average revenue per product contract decreased by $482,156 from $679,059 for the three months ended June 30, 2011 to $196,903 for the same period of 2012. This is mainly affected by the strategy of the Company, which put more focus on EPC projects than product sales since the beginning of this year. The continuing global economic downturn also contributed to market prices lower than the comparable period of 2011.

An analysis of the revenues is as follows:

	Three months ended June 30,
	2011	2012	Change ($)	Change (%)
Average Revenue per Contract
EPC	2,252,736	2,231,634	(21,102)	(0.9)%
Products	$679,059	196,903	(482,156)	(71.0)%
Average Revenue per Contract	$2,931,795	2,544,492	(387,303)	(13)%
Number of Contracts Completed
EPC	6	11	5	83%
Products	7	11	4	57%
Total Number of Contracts Completed	13	22	9	69%

Cost of Revenues. Cost of revenues increased to $21,939,783 for the three months ended June 30, 2012, as compared to $15,127,655 for the three months ended June 30, 2011, an increase of $6,812,128, or 45%. The absolute increase is consistent with the increase of revenue. As a percentage of revenues, cost of revenues decreased from 82.8% for the three months ended June 30, 2011 to 82.1% for the three months ended June 30, 2012, a decrease of 0.7%. The largest driver of total gross margin is that we shifted production into our new manufacturing facility and began to incur anticipated lower costs related to our new facility which lowers the cost. The gross profit margin on EPC contracts increased from 13.9% for the three months ended June 30, 2011 to 17.2% for the three months ended June 30, 2012, an increase of 3.4%, mainly due to the two new significant EPC contracts for customers Ningbo Xinfu and Wuxi Gelin, which made up 45% of total EPC revenue, having a higher margin of around 18%. Offsetting the gross margin impact from EPC contracts, the gross profit margin on product sales decreased from 26.6% to 24.9% owing to a focus on EPC contracts (which comprise almost 90% of revenue) from late 2011, the revenue from EPC contracts accounted for a greater proportion of total revenue; however, such contracts have lower margins than product contracts.

The following table sets forth the analysis of cost of revenues and margin:

	Three months ended June 30,
	2011	2012
Cost of Revenues:
EPC	11,638,820	20,312,685
Products	3,488,835	1,627,098
Total Cost of Revenues	$15,127,655	21,939,783
Gross Margin:
EPC	13.9%	17.2%
Products	26.6%	24.9%
Gross Profit Margin	17.2%	17.9%

Gross Profit. Gross profit was $4,774,119 for the three months ended June 30, 2012, as compared to $3,142,171 for the three months ended June 30, 2011, an increase of $1,631,947 or 52%.  The gross margins were 17.2% and 17.9%, respectively, for the three months ended June 30, 2011 and 2012.  The higher gross profit is mainly due to the increase of revenue and higher margin from EPC contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,631,951 for the three months ended June 30, 2012, as compared to $2,063,067 for the three months ended June 30, 2011, an increase of $568,884 or 28%. Selling, general and administrative expenses, as a percentage of revenues, decreased from 11.3% for the three months ended June 30, 2011 to 9.9% for the three months ended June 30, 2012, a decrease of 1.4%. This decreased effect as a percentage of sales resulted from the larger business and sales volume for the three months ended June 30, 2012 compared to the same period of 2011 when compared to costs which are less variable than sales. The absolute increase is mainly due to the effect of higher salaries as well as increased depreciation and amortization expense and traveling and transportation fees, offset by decreases in stock based compensation and rental expenses. Firstly, salary expenses increased by $515,655 or 64% for the three months ended June 30, 2012 as compared to the same period in 2011, as a result of additional administration staff needed for the new plant in Yangzhou, the addition of top and middle level management, and gradual increases in personnel salaries. Secondly, the selling expenses related to transportation and traveling increased by $169,987, which is consistent with the increase in sales volume. Thirdly, depreciation and amortization expenses increased by $116,029, mainly due to the new office building which was purchased in June 2011 in Shanghai, and the purchase of more office equipment and software. Fourthly, offsetting the above increases is a large decrease in share based compensation expense because of the modification of options granted under the Company’s Option Plan in June 2011, when the Board of Directors resolved to adjust the exercise price of two Directors’ options from $1.22 to $0.73 per share and from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one Director’s options from 3 years to 2 years, such that all the shares underlying the option were deemed vested as of June 7, 2011. The modification of the options pursuant to US GAAP required the Company to record any incremental fair value arising from the modification as compensation cost. The total incremental compensation cost in respect of such acceleration and option modification was $202,106, with no such amounts incurred in the current period. Fifthly, rental expense decreased by $70,541 because we terminated the leasing and operation agreement entered into with Shanghai Sifang related to our former production facility and moved our production to the new Yangzhou facility in the end of second quarter of 2011. Sixthly, administration fees decreased by $68,238, which is mainly due to the property title deed tax of approximately $220,000 for the new office building in Shanghai in June 2011.

The following table sets forth the principal changes in selling, general and administrative expenses:

	Three months ended June 30,
	2011	2012	Change($)	Change (%)

Salary expenses	807,046	1,322,702	515,656	64%
Administration fees	398,882	330,644	(68,238)	(17)%
Traveling and transportation fees	154,757	324,744	169,987	110%
Depreciation and amortization expense	85,034	201,063	116,029	136%
Rental expenses	105,158	34,617	(70,541)	(67)%
Stock based compensation	205,815	7,067	(198,748)	(97)%
Subtotal	1,756,692	2,220,837	464,145	26%

Income from Operations. As a result of the above, income from operations totaled $2,142,168 for the three months ended June 30, 2012, as compared to income of $1,079,104 for the same period in 2011, an increase of $1,063,063, or 99%. As a percentage of revenues, income from operations represents 8.0% of total revenue for the three months ended June 30, 2012 and 5.9% for the three months ended June 30, 2011. The change is mainly attributable to the increase in revenue and gross profit.

Other Income / (Expense), net. For the three months ended June 30, 2012, the Company incurred other income of $257,915 as compared to other expense of $219,847 for the three months ended June 30, 2011, an absolute difference of $477,762, as further described in the next three paragraphs.

Change in fair value of derivative liabilities for warrants and loan - This resulted from the valuation of warrants and derivative liabilities. The $599,402 gain recognized in the second quarter of 2011 was due to significant declines in the Company's stock price, whereas a smaller gain of $81,938 was recognized in 2012 as the related contracts approached maturity.

Non-operating Income/(expenses), net – During the three months ended June 30, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). With RMB appreciation against the US dollar from RMB6.56 to $1 to RMB6.47 to $1 over the three months ended June 30, 2011, an exchange loss of $240,156 was realized for the three months ended June 30, 2011 due to the large amount of import transactions related to CER Yangzhou, whereas due to the depreciation of RMB against USD from RMB6.30 to $1 to RMB6.35 to $1 over the three months ended June 30, 2012, an exchange gain of $225,475 was realized for the three months ended June 30, 2012.

Interest Expense, net - Interest expense was $99,031 for the three months ended June 30, 2012, as compared to interest expense of $605,739 for the three months ended June 30, 2011, a decrease of $506,708. This decrease was mainly due to the net-off impact of interest income recorded for Zhenjiang Kailin accounts receivable accretion, which is further described in Note 14.

Income From Operations Before Income Taxes. As a result of the foregoing, income before provision for income taxes was $2,400,083 for the three months ended June 30, 2012, as compared to income of $859,257 for the three months ended June 30, 2011, an increase of $1,540,825 or 179%.

Income Tax Benefit/(Expense). The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% and 12.5% respectively as the high technology entities. For the three months ended June 30, 2012, the Company incurred $478,301 of income tax provision, as compared to an income tax benefit of $2,343 for the three months ended June 30, 2011, an absolute change of $480,644.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC. CER (Hong Kong) also has estimated taxable profits in the PRC for the quarter ended June 30, 2012. As such, CER (Hong Kong) is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For the quarter ended June 30, 2012, given the Group is likely to be regarded as having permanent establishment, CER (Hong Kong) provided taxes, included in the consolidated tax provision, of $188,531. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.

Net Income Net income was $1,921,782 for the three months ended June 30, 2012, as compared to a net income of $861,600 for the three months ended June 30, 2011, an increase of $1,060,181, or 123%. The increased net income primarily attribute to the higher revenue and gross profit.

Comparison of Six Months Ended June 30, 2011 and June 30, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six months ended June 30,
	2011	% of Revenue	2012	% of Revenue

REVENUES

Third parties
EPC - third parties	6,664,914	26.0%	43,143,094	77.6%
EPC - related party	13,068,038	50.9%	6,647,487	12.0%
Total EPC revenues	19,732,952	76.9%	49,790,581	89.6%
Products - third parties	5,916,933	23.1%	5,763,419	10.4%
Total revenue	25,649,885	100.0%	55,554,000	100.0%

COST OF REVENUES
Cost of revenues – EPC	(16,618,538)	(64.8)%	(43,771,552)	(78.8)%
Cost of revenues - products	(4,650,258)	(18.1)%	(4,266,259)	(7.7)%
Total cost of revenues	(21,268,796)	(82.9)%	(48,037,811)	(86.5)%

GROSS PROFIT	4,381,089	17.1%	7,516,189	13.5%

Selling, general, and administrative expenses	(3,876,148)	(15.1)%	(4,685,286)	(8.4)%

INCOME FROM OPERATIONS	504,941	2.0%	2,830,903	5.1%

OTHER INCOME / (EXPENSE):
Change in fair value of derivative liability for warrant	915,790	3.6%	19,269	0.0%
Change in fair value of derivative liability for loan	323,718	1.3%	21,274	0.1%
Other non-operating (expenses) income, net	(404,127)	(1.6)%	332,093	0.6%
Investment income			2,972	0.0%
Interest expense, net	(975,264)	(3.8)%	(529,820)	(1.0)%
Total other income (expense), net	(139,883)	(0.5)%	(154,212)	(0.3)%

INCOME BEFORE INCOME TAXES	365,058	1.4%	2,676,691	4.8%

BENEFIT / (PROVISION) FOR INCOME TAXES	20,095	0.1%	(949,185)	(1.7)%

NET INCOME	385,153	1.5%	1,727,506	3.1%

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	307,582	1.2%	(223,552)	(0.4)%

COMPREHENSIVE INCOME	692,735	2.7%	1,503,954	2.7%

Revenues. Revenue was $55,554,000 for the six months ended June 30, 2012, as compared to $25,649,885 for the six months ended June 30, 2011, an increase of $29,904,115 or 117%. This increase was mainly due to the increase in the number of EPC contracts and the increase in the average revenue recognized per EPC contract. The average revenue per EPC contract increased by $1,363,920, from $2,192,550 per contract for the six months ended June 30, 2011 to $3,556,470 per contract for the six months ended June 30, 2012. This was mainly due to one significant EPC contract signed with third party Ningbo Xinfu in early 2011, which is a general contract containing engineering, construction, electric, and water supply and drainage engineering components related to the entire HRS system valued at RMB 175.32 million (approximately $27.8 million). Due to this larger project with more complicated technology requiring more time for design and purchasing activities, this project did not commence until the first quarter of 2012. For the six months ended June 30, 2012, revenues amounting to $10.2 million were recognized and accounted for 18% of the total EPC revenues, with no such amount in the comparable period of 2011. Further, a new contract with a third party customer, Jiangsu SOPO, commenced in the first half of 2012, which led to $8.2 million of revenue in the first half of 2012, accounting for 18% of the total EPC revenue. Also contributing to the increase in total revenues and revenue per EPC contract were two new large contracts with third party customers, for which EPC revenues of $5.6 million and $4.4 million were recognized for the six months ended June 30, 2012, respectively, with no such amounts in the comparable prior period. Offsetting the above increase is one significant EPC contract signed with a related party in mid-2010, Zhenjiang Kailin, lasting more than one year from early 2011 to mid-2012, for which the revenue amounted to $13.1 million for the six months ended June 30, 2011, whereas $6.6 million was recognized in the comparable period of 2012 due to the completion of the project. In addition, the average revenue per product contract decreased by $10,234 from $394,462 for the six months ended June 30, 2011 to $384,228 for the same period of 2012. This is mainly affected by the Company to focus more on EPC projects and strategy to generate more profit on EPC projects.

An analysis of the revenues is as follows:

	Six months ended June 30,
	2011	2012	Change ($)	Change (%)
Average Revenue per Contract
EPC	2,192,550	3,556,470	1,363,920	62%
Products	$394,462	384,228	(10,234)	(3)%
Average Revenue per Contract	$2,615,188	4,031,806	1,444,794	55%
Number of Contracts Completed
EPC	9	14	5	56%
Products	15	15	-	-
Total Number of Contracts Completed	24	29	5	21%

Cost of Revenues. Cost of revenues increased to $48,037,811 for the six months ended June 30, 2012, as compared to $21,268,796 for the six months ended June 30, 2011, an increase of $26,769,015, or 126%. The absolute increase is mostly consistent with the increase of revenue. As a percentage of revenues, cost of revenues increased from 82.9% for the six months ended June 30, 2011 to 86.5% for the six months ended June 30, 2012, an increase of 3.6%. As the largest driver of total gross margin, the gross profit margin on EPC contracts decreased from 15.8% for the six months ended June 30, 2011 to 12.0% for the six months ended June 30, 2012, mainly due to the two big EPC contracts for customers Zhenjiang Kailin and Jiangsu SOPO, which made up 27% of total EPC revenue. The gross margin for the Zhenjiang Kailin project decreased to a negative 28% for the six months ended June 30, 2012 (as further discussed in Note 16 to the Company’s Consolidated Financial Statements) while the Jiangsu SOPO contract gross margin was about 11% (such contract is a normal construction contract which is not related to energy saving activities). Offsetting the gross margin impact from EPC contracts, the gross profit margin on product sales increased from 21.4% to 25.9% as we shifted production into our new manufacturing facility and began to incur anticipated lower costs related to our new facility. Owing to a focus on EPC contracts (which comprise almost 90% of revenue) from late 2011, the revenue from EPC contracts accounted for a greater proportion of total revenue; however, such contracts have lower margins than product contracts.

The following table sets forth the analysis of cost of revenues and margin:

	Six months ended June 30,
	2011	2012
Cost of Revenues:
EPC	16,618,538	43,771,552
Products	4,650,258	4,266,259
Total Cost of Revenues	$21,268,796	48,037,811
Gross Margin:
EPC	15.8%	12.0%
Products	21.4%	26.0%
Gross Profit Margin	17.1%	13.5%

Gross Profit. Gross profit was $7,516,189 for the six months ended June 30, 2012, as compared to $4,381,089 for the six months ended June 30, 2011, an increase of $3,135,100 or 72%.  The gross margins were 17.1% and 13.5%, respectively, for the six months ended June 30, 2011 and 2012. The lower gross profit is mainly due to the lower margins generated from EPC contracts, which accounted for a larger proportion of total revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,685,286 for the six months ended June 30, 2012, as compared to $3,876,148 for the six months ended June 30, 2011, an increase of $809,138 or 21%. Selling, general and administrative expenses, as a percentage of revenues, decreased from 15.1% for the six months ended June 30, 2011 to 8.4% for the six months ended June 30, 2012, a decrease of 6.7%. This decreased effect as a percentage of sales resulted from the larger business and sales volume for the six months ended June 30, 2012 compared to the same period of 2011 when compared to costs which are less variable than sales. The absolute increase is mainly due to the effect of higher salaries as well as increased depreciation and amortization expense and traveling and transportation fee, offset by decreases in administration and option fees as well as rental expenses. Firstly, salary expenses increased by $1,132,240 or 82% for the six months ended June 30, 2012 as compared to the same period in 2011, as a result of additional administration staff needed for the new plant in Yangzhou, the addition of top and middle level management, and gradual increases in personnel salaries. Secondly, depreciation and amortization expenses increased by $250,024, mainly due to the new office building which was purchased in June 2011 in Shanghai, and the purchase of more office equipment and software. Thirdly, the selling expenses related to transportation and traveling increased by $107,429, which is consistent with the increase in sales volume. Fourthly, offsetting the above increases is a decrease in administrative expense of $461,608 due to the Company incurring one-time costs in the closing of its former production facility, which generated total removal charges and transfer costs of $135,000 and the opening costs for the Yangzhou plant which amounted to $150,000 in early 2011. Furthermore, the property title deed tax of approximately $220,000 for the new office building in Shanghai incurred in June 2011 also contributed to the decrease of administration fees. Fifthly, option expense decreased by $226,935 because of the modification of options granted under the Company’s Option Plan in June 2011, when the Board of Directors resolved to adjust the exercise price of two Directors’ options from $1.22 to $0.73 per share and options from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one Director’s options from 3 years to 2 years, such that all the shares underlying the option were deemed vested as of June 7, 2011. The modification of the options pursuant to US GAAP required the Company to record any incremental fair value arising from the modification as compensation cost. The total incremental compensation cost in respect of such acceleration and option modification is $202,106, with no such amounts in the current period. Sixthly, rental expenses decreased by $171,406 as we purchased our new office building in Zhangjiang, Shanghai and no longer paid rental fees from March 2011 onward for our former production plant that closed in early 2011.

The following table sets forth the principal changes in selling, general and administrative expenses:

	Six months ended June 30,
	2011	2012	Change($)	Change (%)

Salary expenses	1,372,904	2,505,144	1,132,240	82%
Administration fees	915,827	454,219	(461,608)	(50)%
Traveling and transportation fees	370,807	478,236	107,429	29%
Depreciation and amortization expense	130,133	380,157	250,024	192%
Rental expenses	213,535	42,129	(171,406)	(80)%
Stock based compensation	241,068	14,133	(226,935)	(94)%
Subtotal	3,244,274	3,874,018	629,744	19%

Income from Operations. As a result of the above, income from operations totaled $2,830,903 for the six months ended June 30, 2012, as compared to income of $504,941 for the same period in 2011, an increase of $2,325,962, or 461%. As a percentage of revenues, income from operations represents 5.1% of total revenue for the six months ended June 30, 2012 and 2.0% for the six months ended June 30, 2011. The change is mainly attributable to the increase in revenue and gross profit.

Other Income / (Expense), net. For the six months ended June 30, 2012, the Company incurred other expense of $154,212 as compared to other expense of $139,883 for the six months ended June 30, 2011, an increase of $14,329, as further described in the next three paragraphs.

Change in fair value of derivative liabilities for warrants and loan - This resulted from the valuation of warrants and derivative liabilities. The $1,239,508 gain recognized in the first half of 2011 was due to significant declines in the Company's stock price, whereas a smaller gain of $40,543 was recognized in 2012 were due to small increases in the Company's stock price as the related contracts approached maturity.

Non-operating Income/(expenses), net – During the six months ended June 30, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). With RMB appreciation against the US dollar from RMB 6.62 to $1 to RMB 6.47 to $1 over the six months ended June 30, 2011, an exchange loss of $394,191 was realized for the six months ended June 30, 2011 due to the large amount of import transactions related to CER Yangzhou, whereas due to the depreciation of RMB against USD from RMB 6.30 to $1 to RMB 6.35 to $1 over the six months ended June 30, 2012, an exchange gain of $248,742 was realized for the six months ended June 30, 2012.

Interest Expense, net - Interest expense was $529,820 for the six months ended June 30, 2012, as compared to interest expense of $975,264 for the six months ended June 30, 2011, a decrease of $445,444. This decrease was mainly due to slightly lower average long term loan balances borrowed mostly for trade financing and working capital and interest income recorded for Zhenjiang Kailin accounts receivable accretion, which is further described in Note 14.

Income From Operations Before Income Taxes. As a result of the foregoing, income before provision for income taxes was $2,676,691 for the six months ended June 30, 2012, as compared to income of $365,058 for the six months ended June 30, 2011, an increase of $ 2,311,633 or 633%.

Income Tax Benefit/(Expense). The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% and 12.5%, respectively, as the high technology entities. For the six months ended June 30, 2012, the Company incurred $949,185 of income tax provision, as compared to an income tax benefit of $20,095 for the six months ended June 30, 2011, an absolute change of $969,280.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC. CER (Hong Kong) also has estimated taxable profits in the PRC for the quarter ended June 30, 2012. As such, CER (Hong Kong) is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For the six months ended June, 2012, given the Group is likely to be regarded as having permanent establishment, CER (Hong Kong) provided taxes, included in the consolidated tax provision, of $438,161. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net Income Net income was $1,727,506 for the six months ended June 30, 2012, as compared to net income of $385,153 for the six months ended June 30, 2011, an increase of $1,342,353, or 349%. The increased net income primarily attribute to the higher revenue and gross profit.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings from banks and other lenders, including related parties. Our principal uses of cash have been to finance working capital, facility expansions, and other capital expenditures, as well as repay borrowings. We anticipate these uses will continue to be our principal uses of cash in the future.

As at June 30, 2012, we had cash of $0.8 million and a working capital deficit of $35.7 million (24.2 million as of December 31, 2011). Current liabilities exceeded current assets by $16.8 million after excluding advances from customers and advances to suppliers. The primary driver of the increased working capital deficit was the $11 million extension of payment terms of accounts receivable for customers Zhenjiang Kailin and Jiangsu SOPO (movements of current receivables to noncurrent receivables), which were disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2012 and are also described in Notes 3 and 16 to the unaudited interim consolidated financial statements. Meanwhile, fewer new EPC orders secured during the six months ended June 30, 2012 resulted in $12 million and $10 million decreases in customer deposits and advance to suppliers, respectively, compared to the previous year-end. We have been in the overall all-in net current liability position since 2010 and have operated our business with such a net current liability position for two years while continuing to grow our customer base, contract backlog, and business. Two years of operating history provide historical evidence that we can utilize advances received from our customers to fund operations. Except for the Zhenjiang Kailin EPC project and Jiangsu SOPO dock project (see Note 3(b)), we generate cash from operations predominantly from advances from our EPC customers before we make advances to our suppliers. This provides a time window for us to utilize the advances from customers as short term financing with free interest to contribute to operating cash flows.

Given the downturn of macro-economic environment in China, many potential customers have tightened or delayed their spending on capital expenditures. We are facing more intense market competition in 2012 Q2. As we do not want to accept low-margin orders now, newly secured orders have significantly decreased in Q2. At June 30, 2012, the secured backlog for the second half of 2012 and the first half of 2013 approximated $74 million with another two EPC projects amounting to $41 million in proposal status for which project awards are possible but not a certainty. We will not be able to control many of these factors, such as economic conditions and government regulation, and we will consider accepting low-profit orders if needed by the end of 2012.

For the Zhenjiang Kailin project and SOPO dock project, we did not request significant advances from those customers, due to the close business relationships we have (see Note 16). We made such arrangements to balance our respective interests and keep long term strategic relationships. Subsequent to Q1, Jiangsu SOPO and CER entered into agreement to revise the payment schedule of outstanding receivables related to the SOPO dock project into 36 monthly installments of 3 years, starting from May 2012 and SOPO has made payments on schedule in the past 4 months, as further described in Note 3. Similarly, subsequent to Q1, Zhenjiang Kailin and CER also entered into an agreement to revise the payment schedule of outstanding receivables related to the Zhenjiang Kailin project, such that remaining payments related to the project are now due in December 2012, June 2013, September 2013, and December 2013. For more information, refer to Note 16.

Three month outlook

For the next three months, about $8.6 million of debt will come due based upon scheduled maturities; this includes a scheduled maturity (September 2012) of approximately $5 million for the Company’s long term loan from Hold and Opt Investments Limited (classified as the current portion of long term debt and further described in Note 7), which is an entity controlled by the Chairman and CEO of Green Asia Resources. CER was also owed approximately $5 million as an installment payment on accounts receivable by Zhenjiang Kailin, which is indirectly owned by Green Asia Resources, in August 2012 (further described in Note 16). CER originally expected to utilize the August receivable payment from Zhenjiang Kailin to fund the September debt payment to GAR. This receivable installment payment, based on the communication between CER and GAR, was determined to be further delayed to December 31, 2012, as described in Note 16.

To address the pressure on its short term financial position, on August 10, 2012, CER signed two contracts with China Great Wall Industry Corporation (“Great Wall”) for sales and repurchases of certain goods within a 6-month period which in substance are a product financing arrangement. According to these two agreements, CER (Yangzhou) will sell certain equipment to Great Wall at a price of RMB 32,454,780 (approximately $5,108,707). The funding to CER consists of three components, two of which are letters of credit totaling RMB 30,000,000; the rest is cash. At the same time, Great Wall agreed to resell the equipment to CER (Shanghai) at a price of RMB 33,038,966 (approximately $5,200,664) via a delayed collection arrangement as below, where such amounts represent payments due from CER to Great Wall (or a bank, if the letters of credit are tendered for cash equal to the principal or face value less the bank’s discount)

	RMB	USD

December 25, 2012	10,180,000	1,602,434

March 10, 2013	20,360,000	3,204,868

April 7, 2013	2,498,965	393,362

Total	33,038,965	5,200,663

In substance, Great Wall is substituting its financing to provide letters of credit that CER may discount, and CER will discount the L/C in other banks as cash financing at the cost of discount fees, which would be reported as interest expense and usually represent 5% of the total amount. The price difference between sales and repurchase of the goods of RMB 584,185(approximately $91,957) represents interest to be paid to Great Wall. In addition, China Energy Recovery, Inc., the parent company, guaranteed the repayment of CER Shanghai. There is no other collateral in the contract.

With respect to the remaining $3.6 million of debt coming due in the third quarter, the Company expects that only $1.2 million of cash will be required considering that $2.4 million is expected to be refinanced. For the cash requirements, management expects that operating cash flows will provide adequate funds.

Twelve month outlook

Our forecasted cash flows for the forthcoming twelve months, which consider a range of possible outcomes, indicate that is possible that our cash resources may be exhausted. However, the Company is able to, and will, adjust and control capital expenditures and financing inflows in order to influence the core assumptions underlying this forecast, alleviate this pressure, and ensure that we have sufficient cash resources to continue as a going concern. The key assumptions include, but are not limited to the following:

•	A continued softening of the rate of growth of gross domestic product in the PRC and accompanying decisions by customers and potential customers to halt or slow their spending on construction projects (which has negatively affected our forecasted operating cash flows). Correspondingly, competition has increased, particularly in the most recent quarter;
•	The assumption that we will continue to collect payments due under extended payment arrangements, particularly with customers Zhenjiang Kailin and Jiangsu SOPO;
•	The assumption that we will continue to expend significant resources to continue and complete Phase II of our Yangzhou manufacturing plant;
•	The assumption that existing debts which we plan to refinance can be refinanced on terms reasonably favorable to the Company; and
•	The assumption that uncollateralized assets (particularly our uncollateralized land user rights associated with Phases I and II of our Yangzhou plant) can be collateralized to obtain new financing that will be used either for capital expenditures or to finance working capital.

We expect that net cash outflows from operations may be negative for the forthcoming twelve months, which takes into account the current macroeconomic environment and depressed margins, expected progress billings, expected margins, cash received in advance from customers, and cash to be expended for supplier advances, and the extension of payment terms on key receivables . By the end of June 2012, the Company had secured backlog EPC and products sales orders of $74 million and two orders of $41 million were in proposal status, for which project awards are possible but not certain. Excluding the potential orders, based on management’s recent forecast, the estimated revenue for the next twelve months is expected to be approximately $80 - $90 million (including the run-off of contracts already in progress, and the backlog just mentioned), which is the current production capacity of the Company (prior to taking into account Phase 2 construction of its Yangzhou plant). While it is possible the factors underpinning our operating cash flow assumptions will further deteriorate, we can, and will, accept more lower-margin orders as needed.

Capital expenditures to continue and complete construction of our Yangzhou Phase II plant will require significant cash resources in the forthcoming 12 months, possibly as much as $20 million. Yangzhou Phase II is a capacity expansion project aligned to our goal to grow and fulfill EPC orders in the future. To a significant extent, higher future profit margins and ability to handle higher project and product volumes depend on the completion of this facility. We are seeking to obtain a borrowing (long-term loan) of $25 million from the Bank of China to be collateralized by the land use rights of Phase II and Plant of Phase I, which are currently uncollateralized, to finance this capacity expansion. However, consummation of this loan is not certain.

Management has significant ability to eliminate or delay capital expenditures (other than $3.6 million firmly committed as disclosed in the Contractual Obligations table in this section). Such actions would be taken if key developments threatening our cash flow assumptions occur (such as further reductions in forecasted operating cash flows, any inability to refinance existing debt, or any delay of long-term financing for Phase II of construction of the CER Yangzhou plant). Under a scenario where the in-progress financing with Bank of China is not obtained, management has the ability and business intention to use the land use rights of Phases I (completed) and II (in process) as collateral pledges to secure further borrowings.

As at 30 June 2012, the total interest-bearing debt balance was $20.5 million, including short-term bank loans of $15.5 million and a long-term loan due in September 2012 of $5 million. Except for the $5 million loan, all other debt was secured by tangible assets (mainly buildings and land use rights), bank acceptance notes, and was guaranteed by Mr. Wu (the controlling shareholder and CEO of CER). Management has obtained a letter of support from Mr. Wu to demonstrate his continuing commitments to CER by providing personal guarantees on all bank loans in 2012. With the support of Mr. Wu and tangible assets, management has confidence in revolving most of the existing debts in 2012. To the extent that factors underlying our core assumptions deteriorate further, we are able to eliminate or delay projected capital expenditures, and will consider further collateralization of existing available assets to obtain new financings, to ensure we have sufficient cash resources.

Given the uncertainties described above, we are considering all alternatives available to address our cash needs. There can be no assurance we will be able to satisfactorily address our cash needs, and if we are unable to do so it would have a material adverse effect on us and our financial condition and would raise substantial doubt about our ability to continue as a going concern.

To improve our existing liquidity position, we are continuing our efforts to improve the collection of receivables and examine costs in an attempt to control or reduce expenses, all of which should have a positive effect on our working capital position and increase our cash resources. If these sources are insufficient to satisfy our cash requirements, we may seek to issue debt securities or additional equity or to obtain additional bank borrowings. The issuance of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations and the placement of liens over some or all of our assets. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six months ended June 30,
	2011	2012
Net cash provided by operating activities	$10,812,569	2,302,292
Net cash used in investing activities	(7,745,886)	(6,210,531)
Net cash (used in) provided by financing activities	(2,494,539)	1,107,979
Effects of exchange rate change in cash	69,299	(4,174)
Increase (decrease) in cash	641,443	(2,804,434)
Cash, beginning	2,996,076	3,579,446
Cash, ending	$3,637,519	775,012

Operating Activities

Net cash provided by operating activities was $2,302,292 for the six months ended June 30, 2012 compared with net cash provided by operating activities of $10,812,569 for the six months ended June 30, 2011. As of June 30, 2012, the cash balance was $775,012. Due to industry practice, the Company usually receives large customer deposits before starting projects and then makes payments to suppliers for purchases on a delayed basis, giving rise to a 2-3 month gap in which the Company can leverage the customer deposits interest free. For the six months ended June 30, 2012, in relation to projects for customers Zhenjiang Kailin and Jiangsu SOPO, which accounted for 29% of total EPC revenue, CER paid money for purchases first but extended receivable payment terms, which had a negative effect on CER’s liquidity. Further, advances on purchases to suppliers and customer advances declined significantly as the Zhenjiang Kailin project and other projects were completed. Management expects the liquidity position will improve prospectively as CER has completed the Zhenjiang Kailin project and is approaching the completion stage of the Jiangsu SOPO project. This should lead to a position of net cash inflows (only inflows for collection of short and long term receivables as no outflows will be incurred).

Investing Activities

Net cash used in investing activities was $6,210,531 for the six months ended June 30, 2012 compared to net cash used in investing activities of $7,745,886 for the six months ended June 30, 2011. The change was mainly due to the expenditures incurred for the construction of CER Yangzhou plant (the more-intensive Phase I in the first quarter of 2011, and Phase II in the first half of 2012) and the purchase of an office building in Shanghai in the first half of 2011.

Financing Activities

Net cash (used in) provided by financing activities was $1,107,979 for the six months ended June 30, 2012 compared to net cash used in financing activities of $2,494,539 for the six months ended June 30, 2011, an absolute difference of $3,602,518. The Company drew down cash of $12.7 million from short term loans and repaid $11.7 million of short term loans in the first half of 2012. In the first half of 2011, the Company repaid $3.26 million of long-term loans and $0.64 million of short-term loans according to the loan repayment schedule, and only drew down $1.4 million.

Capital Resources

The Company’s major capital injections have historically been through borrowings from banks or financial institutions. Amounts outstanding as of June 30, 2012 are listed in Note 7 to the Company’s Consolidated Financial Statements.

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

Contractual Obligations

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Short-term loans	15,497,839	15,497,839	-
Purchasing obligations	34,534,283	34,356,776	177,507
Capital investment obligations*	10,896,220	3,632,073	7,264,147
Total	60,928,342	53,486,688	7,441,654

*With the ongoing Phase Two construction of CER’s Yangzhou facility and other deployment needs, capital expenditures for 2012 are expected to range from $17 million to $19 million. The capital investment contractual obligation which cannot be terminated was about $3.6 million.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Considering the material weaknesses previously reported in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K filed March 30, 2012 for the year ended December 31, 2011, and based on the evaluation of our disclosure controls and procedures as of June 30, 2012, management concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 22, 2011, the Company publicly announced a share repurchase program of up to $500,000 authorized by the Company’s board of directors for periodic repurchases of stock from time to time subject to applicable rules and regulations. The Company purchased a small amount of shares pursuant to this program in the second quarter of 2012 and has not yet formally or constructively retired the shares; as such, the cost of the shares at June 30, 2012 of $1,212 is presented as treasury stock in the unaudited interim consolidated financial statements.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	-	-	-	$500,000
May1 to May 31, 2012	2,389	0.43	2,389	$498,969
June 1 to June 30, 2012	510	0.36	510	$498,788
Total	2,899	0.42	2,899	$498,788

Item 3 Defaults upon Senior Securities

Not Applicable

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None

Item 6 Exhibits

Exhibits:

10.1	Bank acceptance agreement with Industrial and Commercial Bank of China dated May 30, 2012
10.2	Working capital loan agreement with China CITIC Bank dated June 6, 2012
10.3	Import financing agreement with Industrial and Commercial Bank of China dated June 15, 2012
10.4	Letter from Mr. Qinghuan Wu

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

August 20, 2012	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

August 20, 2012	By:	/s/ Simon Dong
Simon Dong
Acting Chief Financial Officer (Principal Financial Officer)

