Form 10-Q/A
period 2012-06-30
China Energy Recovery, Inc.
filed 2012-09-12
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

31,082,960 shares of Common Stock, $0.001 par value per share

EXPLANTORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for submissions of interactive data files, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations and Other Comprehensive (Loss) Income, (iii) the unaudited Consolidated Statements of Shareholders' Equity, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) the Notes to the unaudited Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

10.1	Bank acceptance agreement with Industrial and Commercial Bank of China dated May 30, 2012*
10.2	Working capital loan agreement with China CITIC Bank dated June 6, 2012*
10.3	Import financing agreement with Industrial and Commercial Bank of China dated June 15, 2012*
10.4	Letter from Mr. Qinghuan Wu*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

* Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

September 12, 2012	By: /s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

September 12, 2012	By: /s/ Simon Dong
Simon Dong
Acting Chief Financial Officer
(Principal Financial Officer)