Form 10-Q
period 2012-09-30
China Energy Recovery, Inc.
filed 2012-11-14
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares outstanding of the registrant's common stock as of October 31, 2012:

31,072,061 shares of Common Stock, $0.001 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2012

(UNAUDITED)

	December 31,	September 30,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash	$3,579,446	$1,326,939
Restricted cash	882,428	1,286,393
Notes receivable	1,779,233	978,352
Accounts receivable, net - third parties	11,639,138	11,465,468
Accounts receivable, net - related party	9,088,157	11,445,785
Inventories, net	14,678,312	9,543,298
Other current assets and receivables	333,376	1,079,160
Advances on purchases	21,276,652	11,217,899
Short-term investment	79,355	-
Total current assets	63,336,097	48,343,294

NON-CURRENT ASSETS:
Property, plant, and equipment, net	26,159,602	28,589,900
Deferred tax assets	621,940	474,080
Intangible assets	4,999,883	4,920,226
Long term accounts receivable, net - third parties	-	4,736,633
Long term accounts receivable, net - related party	-	2,951,128
Total non-current assets	31,781,425	41,671,967
Total Assets	$95,117,522	$90,015,261

CURRENT LIABILITIES:
Accounts payable	$21,625,205	$26,234,629
Notes payable	1,396,648	2,641,254
Accrued expenses and other liabilities	1,269,950	2,964,225
Advances from customers	42,742,078	21,894,241
Taxes payable	1,220,334	3,531,053
Long term loan, current portion	4,850,945	5,000,000
Short term loans	14,388,649	17,331,836
Derivative liability, current	21,274	-
Total current liabilities	87,515,083	79,597,238

NON-CURRENT LIABILITIES:
Warrant liability	22,806	8,188
Deferred revenue	89,068	154,273
Total non-current liabilities	111,874	162,461
Total Liabilities	87,626,957	79,759,699

SHAREHOLDERS' EQUITY:
Preferred stock($0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding as of both December 31, 2011 and September 30, 2012)	189	189
Common stock($0.001 par value; 100,000,000 shares authorized, 31,085,859 and 31,085,859 shares issued and outstanding as of December 31, 2011 and September 30, 2012, respectively)	31,085	31,085
Treasury stock(Nil and 13,232 shares repurchased as of December 31, 2011 and September 30, 2012, respectively)	-	(5,024)
Additional paid-in-capital	8,758,236	8,779,436
Accumulated deficit	(3,094,667)	(466,542)
Statutory reserves	509,596	509,596
Accumulated other comprehensive income	1,286,126	1,406,822
Total shareholders' equity	7,490,565	10,255,562
Total liabilities and shareholders' equity	$95,117,522	$90,015,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(Note 2(v))		(Note 2(v))
REVENUES
Third parties:
Engineering, procurement, and construction - third parties	$16,600,366	$16,758,871	$23,265,280	$59,901,966
Engineering, procurement, and construction - related party (Note 16)	10,563,393	12,672	23,631,431	6,660,158
Total EPC revenues	27,163,759	16,771,543	46,896,711	66,562,124
Products - third parties	2,222,699	4,176,683	8,139,632	9,940,102
Total revenue	29,386,458	20,948,226	55,036,343	76,502,226

COST OF REVENUES
Cost of revenues – EPC (Note 16)	(22,691,015)	(13,736,857)	(39,309,553)	(57,508,410)
Cost of revenues - products	(1,607,384)	(2,930,514)	(6,257,642)	(7,196,772)
Total cost of revenues	(24,298,399)	(16,667,371)	(45,567,195)	(64,705,182)

GROSS PROFIT	5,088,059	4,280,855	9,469,148	11,797,044

Selling, general, and administrative expenses	(2,490,222)	(2,650,738)	(6,366,370)	(7,336,024)

INCOME FROM OPERATIONS	2,597,837	1,630,117	3,102,778	4,461,020

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability for warrant	248,332	(4,651)	1,164,122	14,618
Change in fair value of derivative liability for loan	72,764	-	396,482	21,274
Other non-operating income/(expenses), net	330,541	(72,617)	(73,586)	259,476
Investment income	-	-	-	2,972
Interest expense, net	(370,400)	(56,703)	(1,345,664)	(586,523)
Total other income (expense), net	281,237	(133,971)	141,354	(288,183)

INCOME BEFORE INCOME TAXES	2,879,074	1,496,146	3,244,132	4,172,837

Income Tax Expense	(600,661)	(595,527)	(580,566)	(1,544,712)

NET INCOME	2,278,413	900,619	2,663,566	2,628,125

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	458,788	344,248	766,370	120,696

COMPREHENSIVE INCOME	$2,737,201	$1,244,867	$3,429,936	$2,748,821

INCOME PER SHARE:
Basic	$0.07	$0.03	$0.09	$0.08
Diluted	$0.07	$0.03	$0.09	$0.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,085,859	31,078,083	31,015,385	31,082,790
Diluted	31,102,815	31,078,083	31,032,341	31,082,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock		Common stock		Treasury Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	reserves	deficit	income/(loss)	Total
									(Note 2(v))	(Note 2(v))
Balance at December 31, 2010	200,000	189	30,906,266	30,906	-	-	8,313,385	132,802	(4,713,541)	410,646	4,174,387

Common stock issued for consulting services	-	-	50,385	50	-	-	40,258	-	-	-	40,308
Restricted common stock issued related to long-term loan	-	-	129,208	129	-	-	144,369	-	-	-	144,498
Stock based compensation	-	-	-	-	-	-	260,224	-	-	-	260,224
Net income	-	-	-	-	-	-	-	-	1,995,668	-	1,995,668
Appropriations to statutory reserves	-	-	-	-	-	-	-	376,794	(376,794)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	875,480	875,480
					-	-
Balance at December 31, 2011	200,000	189	31,085,859	31,085	-	-	8,758,236	509,596	(3,094,667)	1,286,126	7,490,565

Stock based compensation	-	-	-	-	-	-	21,200	-	-	-	21,200
Net income	-	-	-	-	-	-	-	-	2,628,125	-	2,628,125
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	120,696	120,696
Repurchase of common stock	-	-	-	-	(13,232)	(5,024)	-	-	-	-	(5,024)

Balance at September 30, 2012	200,000	$189	31,085,859	$31,085	(13,232)	(5,024)	8,779,436	509,596	(466,542)	1,406,822	10,255,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA ENERGY RECOVERY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(UNAUDITED)

	Nine months ended September 30,
	2011	2012
	(Note 2(v))
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,663,566	$2,628,125
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation and amortization	1,014,085	1,316,887
Loss on disposal of fixed assets	52,732
Discount reflected in revenue for payment extensions on long-term accounts receivable (Note 3)	-	1,703,369
Interest income – long term accounts receivable accretion (Note 3)	-	(911,283)
(Gain on reversal of) charge to allowance for doubtful accounts	(37,624)	106,907
Provision for inventories	26,621	-
Stock based compensation	253,158	21,200
Common stock for consulting services	40,308	-
Common stock issued to settle exchange rate loss related to long-term loan	144,498	-
(Gain) loss from changes in fair value of warrant and derivative liabilities	(1,560,604)	(35,892)
Accretion to face value on loan	198,584	149,055
Amortization of deferred financing cost	215,623	-
Cancellation of warrants	(15,547)	-
Capitalized interest	(6,829)	(55,382)
Debt issue cost	-	7,747
Deferred tax benefit	(344,079)	147,860
Changes in operating assets and liabilities:
Notes receivable	(213,108)	800,881
Accounts receivable - third parties	(586,722)	61,721
Accounts receivable - related party	(7,063,336)	(2,357,628)
Inventories	(5,230,423)	5,135,995
Other receivables	682,203	(745,784)
Advances on purchases	(21,062,854)	10,058,753
Long term accounts receivable - related party	4,679,121	(3,993,404)
Long term accounts receivable - third parties	-	(4,486,443)
Accounts payable	9,344,972	5,571,893
Notes payable	-	1,244,606
Other payables and accrued liabilities	(902,707)	1,694,275
Advances from customers	23,066,390	(20,847,837)
Taxes payable	(1,235,278)	2,310,719
Deferred revenue	-	65,205
Effects of exchange rate change in operating activities	914,029	55,631
Net cash provided by (used in) operating activities	5,036,779	(352,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(9,011,203)	(4,469,407)
Purchase of intangible assets	(2,465,073)	(37,366)
Change in restricted cash	112,040	(403,965)
Proceeds from disposal of property, plant, and equipment	24,863	-
Cash proceeds from short term investment	-	79,355
Net cash used in investing activities	(11,339,373)	(4,831,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term loans	(3,259,843)	-
Cash proceeds from short term loans	14,477,210	18,195,858
Repayment of short term loans	(1,162,700)	(15,260,418)
Acquisition of treasury stock	-	(5,024)
Net cash provided by financing activities	10,054,667	2,930,416

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	54,470	1,284

INCREASE (DECREASE) IN CASH	3,806,543	(2,252,507)

CASH, beginning balance	$2,996,076	$3,579,446

CASH, ending balance	$6,802,619	$1,326,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	506,692	403,256
Cash paid for interest	1,123,589	836,389

Supplemental schedule of non-cash investing and financing activities:
Common stock for consulting services	40,308	-
Common stock issued to settle exchange rate loss related to long-term loan	144,498	-
Accounts payable relating to purchase of buildings and equipment	5,191,982	-

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

On July 2, 2012, CER Hong Kong and CER Shanghai entered into a share transfer agreement, whereby all of CER Hong Kong’s equity interests in CER Yangzhou were transferred to CER Shanghai. This share transfer is intended to change CER Yangzhou’s entity from foreign capital to domestic capital, so as to make it more competitive in the domestic Chinese economy. As a result of the reorganization, all of CER Hong Kong’s equity interests in CER Yangzhou were transferred to CER Shanghai. As the reorganization was under common control of the Company, except for income tax for the intra-entity sales of the subsidiary’s shares, it will not have a material impact on the Company’s consolidated financial position or results of operations of the Company or its subsidiaries in any material respect. The reorganization was completed on August 21, 2012 and income taxes of $206,147 for the intra-entity sales of the subsidiary’s shares were recorded in the consolidated statement of operation as of September 30, 2012.

CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, and CER Yangzhou are collectively hereinafter referred to as the “Group”.

The basis of presentation for the Group’s financial statements is accounting principles generally accepted in the United States of America (U.S. GAAP) and the reporting currency is the U.S. dollar.

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. However, as of September 30, 2012, the Group reported a negative working capital balance of $31.3 million and had negative operating cash flows of $0.4 million for the nine months ended September 30, 2012. The Group expects such negative working capital to continue into the foreseeable future and will need to obtain new sales orders and additional financing to fund its daily operations. These factors raise substantial doubt about the Group’s ability to continue as a going concern. In order to continue its operations, the Group must obtain additional sales orders to achieve profitable operations, raise more funds, and/or curtail its capital expenditures. The Group implemented plans to postpone spending for capital expenditures and has been and continues to be in negotiations with several domestic banks in China and state-owned companies for additional financing. There can be no assurance, however, that such financing will be successfully completed or completed on terms acceptable to the Group. The Group’s plans of operations, even if successful, may not result in cash flow sufficient to finance and maintain its business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Note 7 – Short Term Loans for additional information.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared by the Company, in accordance with generally accepted accounting principles, or GAAP, for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date. The unaudited interim financial statements and footnotes do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Under the contractual arrangements with Shanghai Engineering, the Company has the power to direct its activities, and can have assets transferred freely out of the entity without any restrictions. Therefore the Company considers that there is no asset of the consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIE amounting to a total of $1.43 million as of September 30, 2012. As the consolidated VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE, which at September 30, 2012 consisted of receipts in advance of $6.6 million, payables to suppliers and agents of $10.1 million, and other accrued liabilities of $2.2 million, totaling $18.9 million. As of September 30, 2012, the VIE held a cash balance of $61,050. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIE. As the Company is conducting certain business in the PRC mainly through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

For the three months ended September 30, 2011 and 2012, the Company’s five top customers accounted for 87% and 73% of the Company's sales, respectively. For the nine months ended September 30, 2011 and 2012, the Company’s five top customers accounted for 73% and 57% of the Company's sales, respectively. Receivables from these five top customers were 56% and 69% of total accounts receivable at September 30, 2011 and 2012, respectively. Among those customers, the two largest customers were Ningbo Xinfu and Wuxi Green. Ningbo Xinfu accounted for 19% of revenue for the nine months ended September 30, 2012 and 0% of receivables as of September 30, 2012. Wuxi Green accounted for 12% of revenue for the nine months ended September 30, 2012 and 0% of receivables as of September 30, 2012.

For the three months ended September 30, 2011 and 2012, the five top suppliers provided approximately 23% and 26% of the Company's purchases of raw materials, respectively. For the nine months ended September 30, 2011 and 2012, the five top suppliers accounted for approximately 25% and 18% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were approximately 13% and 15.1% of total accounts payable at September 30, 2011 and 2012, respectively.

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

(d) Foreign currency translation

The reporting and functional currency of the parent Company and of CER Hong Kong is the U.S. dollar. Our subsidiaries Shanghai Engineering, CER Shanghai, and CER Yangzhou use the Chinese yuan Renminbi ("RMB") as their functional currency. Results of operations are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. For the three months ended September 30, 2011 and 2012, foreign currency translation gains amounted to $458,788 and to $344,248, respectively. For the nine months ended September 30, 2011 and 2012, foreign currency translation gains amounted to $766,370and to $120,696, respectively.

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

Accumulated other comprehensive income amounted to $1,286,126 and $1,406,822 as of December 31, 2011 and September 30, 2012, respectively. The balance sheet accounts with the exception of equity at December 31, 2011 and September 30, 2012 were translated at RMB6.30 to $1.00 and RMB6.28 to $1.00 respectively.

The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2011 and 2012 were RMB6.40 to $1.00 and RMB6.35 to $1.00 respectively. For the nine months ended September 30, 2011 and 2012, the average translation rates were RMB6.49 to $1.00 and RMB6.33 to $1.00, respectively.

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

Allowance for doubtful accounts, December 31, 2010	$625,014
Additions charged to income	1,047,926
Reversals credited to income	(37,824)
Translation adjustment	56,358
Allowance for doubtful accounts, December 31, 2011	$1,691,474
Additions charged to income	106,907
Reversals credited to income	-
Translation adjustment	5,042
Allowance for doubtful accounts, September 30, 2012	$1,803,423

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

Provision for inventory, December 31, 2010	$93,195
Additions charged to income	26,763
Realized	(5,471)
Translation adjustment	5,276
Provision for inventory, December 31, 2011	$119,763
Additions charged to income	-
Realized	-
Translation adjustment	302
Provision for inventory, September 30, 2012	120,065

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

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets’, gains or losses, if any, and are recognized in the consolidated statement of income and other comprehensive income. There were no disposals of assets during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company disposed of machinery with a carrying value of $37,949 and two cars with carrying value of $39,646 and recognized loss for disposal of $52,732 from the transactions.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value generally means based on either quoted market price, if available, or discounted cash flow analysis. There were no impairments of long lived assets recognized for the three and nine months ended September 30, 2011 and 2012.

(l) Advances from customers

Advances from customers represent amounts advanced by customers on product or service orders. The product (service) is shipped (rendered) within one year after receipt of the advance payment, and the related sales are recognized in accordance with the Company’s revenue recognition policy.

(m) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rates in the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

In assessing uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50% likely to be realized upon settlement. As of September 30, 2012, the Company does not have any uncertain tax positions required to be recognized and measured under the accounting standard for income taxes.

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

The Company recognizes stock based compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period for each award. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.  There were no stock options granted in the three and nine months ended September 30, 2011 and 2012.

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

(q) Shipping and handling costs

Shipping and handling costs are included in selling, general and administrative expenses which totaled $301,735 and $138,133 for the three month periods ended September 30, 2011 and 2012, respectively, and $410,108 and $285,422 for the nine month periods ended September 30, 2011 and 2012, respectively.

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

 (s) Fair value of financial instruments

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, long term accounts receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest. The three levels of the valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. At December 31, 2011 and September 30, 2012, the Company did not have any fair value assets or liabilities classified as Level 1.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The measurement basis for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, long term accounts receivable, short term loans, accounts payable, and other payables is carrying value, which approximates fair value. All such current assets and liabilities with the exception of cash and restricted cash (Level 1) and short term loans (Level 2) would be classified as Level 3 measurements due to the presence of Company-specific unobservable inputs. The following table presents information about the company’s fair value financial liabilities classified as Level 2 and Level 3 as of December 31, 2011 and September 30, 2012.

	Balance as of September 30, 2012
	Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$-
Derivative liability related to warrant (Note 12)	-	-	$8,188
Guaranty contract liability (Note 16)	-	$154,273	-

	Balance as of December 31, 2011
	Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$21,274
Derivative liability related to warrant (Note 12)	-	-	$22,806
Guaranty contract liability (Note 16)	-	$89,068	-

A summary of changes in the Level 2-classified guaranty contract liability related to Zhejiang Kailin project (Note 16) for the year ended December 31, 2011 and for the nine months ended September 30, 2012 is as follows:

Guaranty contract liability

Balance at December 31, 2010	$-
Guaranty contract liability	90,745
Change in fair value of guaranty contract liability	(1,677)
Balance at December 31, 2011	$89,068
Guaranty contract liability	119,905
Change in fair value of guaranty contract liability	(54,700)
Balance at September 30, 2012	$154,273

For the three and nine months ended September 30, 2012, the Company recorded change in fair value of guaranty contract liability of $26,635 and $54,700, respectively.

A summary of changes in the Level 3-classified derivative liabilities related to stock purchase warrants and a loan for the year ended December 31, 2011 and for the nine months ended September 30, 2012 is as follows:

	Derivative liability for warrant	Derivative liability for loan

Balance at December 31, 2010	$1,332,760	423,307
Warrant cancellation (Note 12)	(15,547)	-
Change in fair value of derivative liability for warrant	(1,294,407)	-
Change in fair value of derivative liability for loan	-	(402,033)
Balance at December 31, 2011	$22,806	21,274
Change in fair value of derivative liability for warrant	(14,618)	-
Change in fair value of derivative liability for loan	-	(21,274)
Balance at September 30, 2012	$8,188	-

For the three and nine months ended September 30, 2012, the Company recorded $4,651 and $35,892 fair value change of derivative liability respectively.

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

(w) Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company’s financial position.

Note 3 – Accounts Receivable, Net

(a)	Accounts Receivable, Net

	December 31,	September 30,
	2011	2012

Current accounts receivable - third parties	$11,639,138	$11,465,468
Current accounts receivable - related party	9,088,157	11,445,785
Current accounts receivable	20,727,295	22,911,253
Subtract: Allowance for doubtful accounts	-	-

Current accounts receivable, net	$20,727,295	$22,911,253

Current receivables also include revenue recognized in excess of amounts billed for EPC contracts. As of December 31, 2011 and September 30, 2012, revenue recognized in excess of amounts billed amounted to approximately $18,085,048 and $ 18,791,747, respectively.

(b)	Long-term Accounts Receivable, Net

The Company classifies accounts receivable and revenue recognized in excess of amounts billed which are to be collected after one year as long-term accounts receivable.

Long-term accounts receivable, net, which are presented in the below table net of the discounting effect for interest (see Note 16 for further description), included revenue recognized in excess of amounts billed of approximately $0 and $7,687,761 as of December 31, 2011 and September 30, 2012, respectively.

	December 31,	September 30,
	2011	2012

Long term accounts receivable - third party	$1,691,474	6,540,056
Subtract: Allowance for doubtful accounts	$(1,691,474)	(1,803,423)
Total	-	4,736,633

Long term accounts receivable - related party	$-	2,951,128

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

Maturity date	Amount due
December 31, 2012	4,773,300
June 30, 2013	2,863,980
September 30, 2013	3,182,200
December 31, 2013	3,338,521
Total	14,158,001

A reconciliation of the accounts receivable (including both current and non-current portions) from Zhenjiang Kailing and the amount from collection schedule as at September 30, 2012 is as follows:

September 30,
2012

Total payment amount	14,158,001
Accretion for interest income	661,093
Upgrade Contract (Note16)	1,281,188
Less - unearned finance income	(1,703,369)
Total accounts receivables	14,396,913

Accounts receivable, net - related party	11,445,785
Long term accounts receivable, net - related party	2,951,128
Total accounts receivables	14,396,913

In August 2012, based on developments subsequent to the balance sheet date, including communication with Zhenjiang Kailin, it was determined that the first payment would be delayed to December 2012. Zhenjiang Kailin only begun to generate cash flow commencing in May 2012 due to the delayed opening of its facility following CER’s completion thereof and required extra time to pay by December 2012. There were no other payment installments that were subject to delay, and based upon an evaluation of all the facts and circumstances the Company determined that it expected to fully collect all amounts due over the revised payment schedule incorporating the December extension of the first installment. After considering the further extension of the first installment payment to December 31, 2012, the Company reassessed the discount impact applicable to this payment extension using the original interest rate of 10.65% (which considered the risk free rate and Zhenjiang Kailin’s credit risk). As of September 30, 2012, the accounts receivable (including both current and non-current portions) from Zhenjiang Kailin under the contract was $14,396,913 after discounting for the time value of money pursuant to applicable accounting guidance (the discount rate was determined as 10.65% considering the risk free rate and Zhenjiang Kailin’s credit risk). The discount reflected as a reduction to revenue in the statement of operations arising from this extension of payment terms was $0 and $1,703,369 for the three and nine months ended September 30, 2012; the accretion for interest income included in interest income was $661,093. Of the total balance of $14,396,913, $2,951,128 represented the non-current balance due from Zhenjiang Kailin which is to be collected over one year; the remaining $11,445,785 is included in current receivables due from a related party.

Long term accounts receivable, net due from third party of $4,736,633 represents a balance due from Jiangsu SOPO. On October 18, 2011, CER signed a contract for the manufacture, design, and installation of a major dock storage and tube project with Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. The contract was originally valued at RMB 50 million (approximately $7.9 million), including the procurement part of RMB 40 million (approximately $6.3 million) and construction part of RMB 10 million (approximately $1.6 million). Due to the strong relationship between CER and Jiangsu SOPO, CER was retained as the contractor, and was allowed to sub-contract substantially all of the work to a third party sub-contractor. Jiangsu SOPO has agreed to CER’s retention of 10% as a profit margin (based upon the contract value), or approximately an 11% markup on costs of the project. CER has concluded that gross recognition of the revenue is appropriate as it is the primary obligor and certain of the costs represent CER product.

On April 15, 2012, CER and Jiangsu SOPO entered into a repayment agreement. Pursuant to the agreement, the total contract price will be allocated 90% to the subcontractor and CER earns the remaining 10% margin. The project has been fully completed by the end of June 2012. The current best estimate of the total contract price is RMB 57.1 million (approximately $9 million) based upon project completion and discussions with Jiangsu SOPO, and this amount is the basis for the repayment agreement. Jiangsu SOPO will pay the project price of RMB 57.1 million (approximately $9 million), plus interest over time of RMB 6.4 million (approximately $1 million), for a total of RMB 63.5 million (approximately $10 million) in exchange for an extension of the payment terms involving 36 installments due on a monthly basis starting from May, 2012. The discount rate used to discount these receivable cash flows under the applicable accounting guidance for Jiangsu SOPO was 8% (considering its stated-owned background and AA credit rating), which is same as the contractual rate of interest included in the contract. For the three and nine months ended September 30, 2012, $0 and $8,259,628 in revenue was recognized in relation to this EPC project, respectively, and the accretion of interest income was $250,190, as further described in Note 14. The receivable from Jiangsu SOPO as of September 30, 2012 was $7,605,077, among which $4,736,633 was classified as long-term accounts receivable.

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

Note 4 – Inventories, Net

As of December 31, 2011 and September 30, 2012, inventories consist of the following:

	December 31,	September 30,
	2011	2012

Raw materials	$1,601,998	$2,395,338
Work in progress	12,978,418	7,049,818
Finished goods	217,659	218,207
Inventory cost	$14,798,075	$9,663,363
Less: inventory provision	(119,763)	(120,065)
Inventory, net	$14,678,312	$9,543,298

For the three months ended September 30, 2011 and 2012, no accrual for inventory provision was required. For the nine month periods ended September 30, 2011 and 2012, the Group accrued inventory provisions of $26,621 and $0, respectively, through charges to income.

Note 5 –Property, plant and equipment, Net

As of December 31, 2011 and September 30, 2012, property, plant and equipment, net consisted of the following:

	December 31,	September 30,
	2011	2012

Plant	$21,416,681	$21,576,369
Machinery equipment	4,496,365	4,289,211
Transportation equipment	366,270	367,193
Office equipment	839,790	926,247
Accumulated depreciation	(2,137,381)	(3,090,578)
Subtotal	24,981,725	24,068,442
Construction in progress	1,177,877	4,521,458
Property, plant and equipment, net	$26,159,602	$28,589,900

Depreciation expense for the three months ended September 30, 2011 and 2012 was $450,730, and $398,971, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2012 was $949,145, and $1,187,929, respectively.

Note 6 – Intangible Assets

	December 31,	September 30,
	2011	2012
Cost:
Land use rights	$5,023,217	$5,035,878
Software	152,896	190,920
Less: Accumulated amortization	(176,230)	(306,572)
Intangible assets, net	$4,999,883	$4,920,226

Intangible assets mainly represent purchases of land usage rights in Yangzhou where the Company’s sole manufacturing plant is located and software. The Company obtained the usage title of its first land parcel in December 2009. The land use right was recorded at cost of $2,438,632 and is being amortized over the lease term of 50 years starting from November 2009 when it was acquired and the software is being amortized over 3 years. In July 2011, the Company obtained the usage title of another parcel of land. The land use right was recorded at cost of $2,331,869 and is being amortized over the lease term of 50 years starting from July 2011. Amortization expense for intangible assets recorded for three months ended September 30, 2011 and 2012 amounted to $30,785 and $40,610, respectively. Amortization expense for intangible assets recorded for the nine months ended September 30, 2011 and 2012 amounted to $64,940 and $128,958, respectively.

Note 7 – Short Term Loans

Short-term borrowings and letter of credit

A tabular reconciliation of the Company’s short term borrowings including balances outstanding at December 31, 2011 and September 30, 2012 and activity during the period (including letters of credit) is as follows. Where borrowings are denominated in Renminbi, the U.S. dollar outstanding balance at the respective period end, translated at the applicable period-end exchange rate, is included in the tabular presentation.

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Balance at Sep. 30, 2012	Pledge or guarantee
RMB 29 million – Shanghai Pudong Development Bank, Shanghai Branch	Aug. 31, 2011	7.544%	May 31, 2012	RMB 29,000,000 (USD 4,602,590)	RMB 0 (repaid March 28, 2012)	Collateralized by CER’s office building in Zhangjiang, Shanghai.
RMB 9.5 million – Bank of China, Yizheng Branch	Nov. 17, 2011	7.216%	Oct. 19, 2012	RMB 9,500,000 (USD 1,507,745)	RMB 9,500,000 (USD 1,511,545) (repaid October 19, 2012)	Guaranteed by Qinghuan Wu, Jialing Zhou, CER Shanghai, Shanghai Engineering, and Yizheng Auto Industrial Park Investment and Development Co., Ltd., and pledged by a land use right in Yizheng, China.
RMB 11.5 million – Bank of China, Yizheng Branch	Nov. 23, 2011	7.216%	Nov. 16, 2012	RMB 11,500,000 (USD 1,825,165)	RMB 11,500,000 (USD 1,829,765)
RMB 6.68 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Dec. 29, 2011	6.405%	June 28, 2012	RMB 6,680,000 (USD 1,060,183)	RMB 0 (repaid June 20, 2012)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 7,430,000.
RMB 5 million - Shanghai Pudong Zhanjiang Micro-credit Co.	Dec. 2011	12.000%	June 9, 2012	RMB 5,000,000 (USD 793,550)	RMB 0 (repaid April 15, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO; guaranteed by Mr. Qinghuan Wu.
RMB 21 million letter of credit – China Construction Bank	Sept. 30, 2011	5.02%	Jan. 6, 2012	RMB 21,000,000 (USD 3,332,910)	RMB 0 (repaid January 6, 2012)	Collateralized by machinery of CER Yangzhou.
RMB 7.98 million letter of credit – Industrial and Commercial Bank of China	Dec. 12, 2011	6.71%	May 28, 2012	RMB 7,980,000 (USD 1,266,506)	RMB 0 (repaid June 6, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.
RMB 1.38 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Jan. 16, 2012	6.405%	July 15, 2012	-	RMB 0 (repaid June 20, 2012)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 1,530,000.
RMB 10 million - Shanghai Pudong Zhanjiang Micro-credit Co., Ltd.	Feb. 29, 2012	12.000%	Feb. 20, 2013	-	RMB 4,600,000 (USD 729,655)	Collateralized by accounts receivable from Zhenjiang Kailin; also collateralized by CER’s office building in Zhangjiang Shanghai in case of default in repayment.

RMB 29 million - Bank of Communication, Shanghai Branch	Mar. 20, 2012	7.544%	Mar. 15, 2013	-	RMB 29,000,000 (USD 4,614,190)	Collateralized by CER’s office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu.
RMB 11 million - Bank of Communication, Shanghai Branch	Apr. 12, 2012	7.544%	Apr. 12, 2013	-	RMB 11,000,000 (USD 1,750,210)
RMB 5 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch.	Mar. 23, 2012	6.405%	Sept. 28, 2012	-	RMB 0 (repaid August 24, 2012)	Collateralized by several bank acceptance notes* owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).
RMB 10 million - China CITIC Bank Yizheng branch.	Jun. 6, 2012	7.544%	Jun. 6, 2013	-	RMB 10,000,000 (USD 1,591,100)	Guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu.
USD 1.15 million – Industrial and Commercial Bank of China Limited, Zhangjiang Branch.	Jun. 15, 2012	2.4789%	Sep. 14, 2012	-	USD 0 (repaid September 14, 2012)	Collateralized by cash deposit in the amount of RMB 7,710,000 (approximately $1,213,631).
RMB 7.9 million letter of credit – Industrial and Commercial Bank of China	May 18, 2012	6.405%	Sep. 17, 2012	-	RMB 0 (repaid September 29, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.
RMB 4 million - Bank of Shanghai	Sep 11, 2012	7.2%	Sep 10, 2013	-	RMB 4,000,000 (USD 636,440 )	Guaranteed by Mr. Qinghuan Wu and Mrs. Jialing Zhou, and among which RMB 5,000,000 is collateralized by a building owned by Mr. Wu and his son, and RMB 10,000,000 is guaranteed by Shanghai Chuang Ye Jie Li Financing Guarantee Co., Ltd (Shanghai Chuangye)

RMB 95,000 – Shanghai Pudong Development Bank, Shanghai Branch	Jul. 12, 2012	6.44%	Nov. 9, 2012	-	RMB 95,000 (USD 15,115)	Collateralized by a pledge of several bank acceptance notes* owned by Shanghai Engineering in the amount of RMB 100,000.
RMB 10 million – China Great Wall Industry Corporation	Sep. 6, 2012	4.13%	Dec. 20, 2012	-	RMB 10,000,000 (USD 1,591,100)	Equivalent worth of equipment.
RMB 20 million – China Great Wall Industry Corporation	Sep. 25, 2012	4.13%	Mar. 15, 2013	-	RMB 20,000,000 (USD 3,182,200 )	Equivalent worth of equipment.
Less: Debt Issue Cost				-	RMB 750,957 (USD 119,485)
Total Short term loan				RMB 90,660,000 (USD 14,388,649)	RMB 108,929,896 (USD 17,331,836)

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

On December 9, 2010, CER Yangzhou entered into a three-year loan facility with the Bank of China, Yizheng Branch. The facility is RMB 30,000,000 (approximately $4,500,000 at the then-existing exchange rate). Any amounts due under the loan are repayable no later than November 24, 2013. The loan facility has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer; Jialing Zhou, a former director of the Company and wife of Mr. Wu; one of the Group’s subsidiaries and the Group’s VIE, CER Shanghai and Shanghai Engineering, respectively; and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also collateralized the loan facility with its land use right in Yizheng. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,171,000 at the then-existing exchange rate) under the facility as a short-term loan, due in one year, with an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288 at the then-existing exchange rate) under the facility as a short-term loan, due in six months, with an annual interest rate of 5.56%. On November 15, 2011 and November 18, 2011, CER Yangzhou repaid RMB 9,500,000 (approximately $1,497,572) and RMB 11,500,000 (approximately $1,809,656), respectively. On December 20, 2011, CER Yangzhou repaid RMB 9,152,782 (approximately $1,444,773). On November 17, 2011 and November 23, 2011, CER Yangzhou drew down RMB 9,500,000 (approximately $1,497,000 at the then-existing exchange rate) and RMB 11,500,000 (approximately $1,810,000 at the then-existing exchange rate), respectively, under the three-year loan facility. The loans are due in one year and carry an annual interest rate of 7.216%.  CER (Yangzhou) repaid RMB 9,500,000 (approximately $1,511,545) on October 24, 2012, and repaid RMB 6,000,000 (approximately $952,124) on November 1, 2012, respectively.

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

On February 27, 2012, CER Shanghai signed a loan contract to borrow RMB 10 million from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. On February 29, 2012, CER Shanghai drew down $1,589,345 (RMB 10 million at the exchange rate at that time). The loan is guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER and collateralized by the accounts receivable of CER Shanghai. If there is any default in repayment, CER Shanghai agrees to further secure the loan by way of CER’s office building in Zhangjiang, Shanghai. The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013. CER Shanghai began to repay RMB 900,000 per month to Shanghai Pudong Zhanjiang Micro-credit Co., Ltd from April 2012. Amounts totaling RMB 5,400,000 had been repaid as of September 30, 2012.

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

On March 29, 2012, CER Shanghai entered into a loan contract to borrow RMB 5,000,000 (approximately $795,000 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from March 29, 2012. The loan is collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000). The total amount of principal and interest were repaid by several installments as of September 30, 2012.

On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). This comprehensive line of credit can be used from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. On June 6, 2012, CER Yangzhou drew down RMB 10 million (approximately $1,587,900) as a short-term loan. This amount is due in one year and carries an annual interest rate of 7.544%.

On June 15, 2012, CER Shanghai entered into an import financing agreement with the Industrial and Commercial Bank of China, which paid for certain procured imports on behalf of CER Shanghai. CER Shanghai is entitled to authorize Industrial and Commercial Bank of China to make a payment amounting to $1.15 million to an overseas supplier for import purchases. This amount is collateralized by a cash deposit in the amount of RMB 7,710,000 (approximately $1,213,631). This loan bears an annual interest rate of 2.4789%. The term of the loan is three months commencing from June 15, 2012 to September 14, 2012. The total amount of principal and interest were repaid on September 14, 2012.

On September 5, 2012, Shanghai Engineering entered into a comprehensive facility contract with Bank of Shanghai. The total amount is RMB 15,000,000 (approximately $2,364,625 at the then-existing exchange rate). This amount is due in one year and carries an annual interest rate of 7.2%. The loan is guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer and Mrs. Jialing Zhou, Mr. Wu’s wife, and among which RMB 5,000,000 is collateralized by a building located in Shanghai, which is owned by Mr. Qinghuan Wu and his son. In addition, the remaining amount of RMB 10,000,000 of this loan is guaranteed by Shanghai Chuang Ye Jie Li Financing Guarantee Co., Ltd (“Shanghai Chuangye”), after making a cash deposit of 5% of the total guarantee amount to Shanghai Chuangye. Shanghai Chuangye charged a 3% fee and required a counter-guarantee by CER Yangzhou and CER Shanghai. Shanghai Chuangye also required second tier collateralization by the aforementioned building owned by Mr. Wu and his son and 60% of Mr. Wu’s ownership interest in Shanghai Engineering. Since this building had previously been collateralized under a facility agreement entered into with Ningbo Bank, Shanghai branch, this borrowing with the Bank of Shanghai will replace the existing Ningbo Bank facility. As of September 30, 2012, the Company drew down RMB 4,000,000 as short-term loan. The Company drew down RMB 4,000,000 on October 16, 2012, and RMB 7,000,000 on October 26, 2012 as short term loan, respectively.

On July 12, 2012, Shanghai Engineering borrowed RMB 95,000 (approximately $15,115 at the then-existing exchange rate) from Shanghai Pudong Development Bank, Shanghai Branch. The loan carries an annual interest rate of 6.44%. The term of the loan is four months commencing from July 12, 2012 to November 9, 2012. The loan is secured by a pledge of several bank acceptance notes owned by Shanghai Engineering in the amount of RMB 100,000 (approximately $15,911). Shanghai Engineering repaid RMB 95,000 on November 9, 2012.

Interest expense on short-term loans for the three months ended September 30, 2011 and 2012 was $98,370 and $250,197, respectively. Interest expense on short-term loans for the nine months ended September 30, 2011 and 2012 was $224,492 and $716,976, respectively.

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

On November 29, 2011, CER Shanghai issued a forward letter of credit (“L/C”) to CER Yangzhou for the purchase of goods. The L/C is collateralized by a building in Shanghai, which is owned by Jiangsu SOPO. On December 12, 2011, CER Yangzhou discounted the L/C from Industrial and Commercial Bank of China Limited, Zhangjiang Branch in the amount of RMB 7,980,000 (approximately $1,260,000 at the exchange rate at the time). The due date of the L/C is May 28, 2012. The discount rate is 6.71% annually. The total amount of the letter of credit was repaid on May 15, 2012. On May 18, 2012, CER Shanghai renewed the issuance of a forward letter of credit amounting to RMB 7,900,000 (approximately $ 1,235,586) to CER Yangzhou for purchase of goods. The discount rate is 6.405% annually. The due date of the renewed LC is September 17, 2012. CER Yangzhou repaid RMB 7,900,000 on September 29, 2012.

Interest expense on letters of credit for the three months ended September 30, 2011 and 2012 was $0 and $22,585, respectively. Interest expense on letters of credit for the nine months ended September 30, 2011 and 2012 was $0 and $74,191, respectively.

Descriptions of Product Financing

On August 10, 2012, CER signed two contracts with China Great Wall Industry Corporation (“Great Wall”) for sales and repurchases of certain goods within a 6-month period which in substance are a product financing arrangement. According to these two agreements, CER (Yangzhou) will sell certain equipment to Great Wall at a price of RMB 32,454,780 (approximately $5,108,707). The funding to CER consists of three components, two of which are letters of credit totaling RMB 30,000,000 (approximately $4,773,300); the rest is cash. At the same time, Great Wall agreed to resell the equipment to CER (Shanghai) at a price of RMB 33,038,966 (approximately $5,200,664) via a delayed collection arrangement as set forth below, where such amounts represent payments due from CER to Great Wall (or a bank, if the letters of credit are tendered for cash equal to the principal or face value less the bank’s discount)

	RMB	USD

December 20, 2012	10,180,000	1,619,740

March 15, 2013	20,360,000	3,239,480

April 7, 2013	2,498,965	397,610

Total	33,038,965	5,256,830

In September, 2012, Great Wall issued two letters of credit in the amount of RMB 10 million (approximately $1.6 million) and RMB 20 million (approximately $3.2 million) from Industrial and Commercial Bank of China Co., Ltd., Beijing West Railway Station Branch to CER (Yangzhou) in accordance with the aforementioned agreements, respectively. Then CER (Yangzhou) discounted them to draw down RMB 9.8 million (approximately $1.6 million) on September 6, 2012, with the maturity date of December 24, 2012, and draw down RMB 19.4 million (approximately $3.1 million) on September 25, 2012, with the maturity date of March 15, 2013, respectively, for a total amount of RMB 29.2 (approximately $4.7 million) million. The amount of RMB 29.2(approximately $4.7 million) million was recorded as short term loan and RMB 0.8 million (approximately $0.13 million) as debt issue cost which is amortized over the term the product financing at an effective interest rate of 5.37%. For the three months and nine months ended September 30, 2012, the amortization of debt issue cost was RMB 49,041(approximately $7,747). The final payment amounting to RMB 2,454,780 (approximately $390,580) will be paid by Great Wall in November, 2012. The price difference between sales and repurchase of the goods of RMB 584,185 (approximately $91,957) represents interest to be paid to Great Wall. The Company calculated this portion of interest with an effective interest rate of 4.13%. For the three months ended September 30, 2012, the interest payable of RMB 38,448 (approximately $6,073) was recorded as accrued expenses and other liabilities. In addition, China Energy Recovery, Inc., the parent company, guaranteed the repayment of CER Shanghai. There is no other collateral in the contract. This product financing arrangement was entered into to offset concerns related to the Company’s liquidity given the extension of payment terms on accounts receivable due from Zhenjiang Kailin, which are further discussed in Note 16, and the Company’s $5 million long term loan with Hold and Opt Investments originally due on September 29, 2012, and subsequently extended with a new maturity date of no later than December 15, 2012.

Formerly convertible debt (presented as current portion of long term loan)

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011		Balance at Sep. 30, 2012		Pledge or guarantee
$ 5 million – Hold And Opt Investments Limited	Dec. 31, 2010	15.100%	Sept. 29, 2012	USD	4,850,945	USD	5,000,000	Collateralized by 8,000,006 of Qinghuan Wu's shares in CER.

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

The embedded conversion feature of the Convertible Notes was accounted for as an embedded derivative in accordance with ASC 815 “Derivatives and Hedging” because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB. The conversion feature was accounted for as a derivative liability on the balance sheet and classified as a current liability based on the timing of the cash flows derived from the convertible notes. The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to September 30, 2011 (the date of extinguishment of the conversion feature) using the effective interest rate method. The change in fair value of the conversion feature derivative liability of $0 and $203,916 was recorded in the consolidated statement of operations and other comprehensive (loss) income for the three and nine months ended September 30, 2011, respectively with no similar amount for the quarters ended September 30, 2012 due to the termination of the derivative. The interest expense recognized for accretion to the redemption value of the Convertible Notes was $40,535 and $53,401 for the three months ended September 30, 2011 and 2012, respectively. The interest expense recognized for accretion to the redemption value of the Convertible Notes was $116,714 and $149,056 for the nine months ended September 30, 2011 and 2012, respectively.

The value of the Warrants at the grant date on May 21, 2009 was accounted for as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from the grant date to September 30, 2011 (the date of extinguishment of the conversion feature) of the Convertible Notes. For the three and nine months ended September 30, 2011, $66,919 and $215,623 of deferred financing costs were amortized and charged to interest expense, respectively with no amounts recognized in 2012 due to the cessation of recognition of remaining costs in 2011. The Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the warrants is denominated in USD, which is a currency other than the Company’s functional currency, RMB. Changes in fair value of the warrants (Note 12) for the three and nine months ended September 30, 2011 and 2012 were recorded in the consolidated statement of operations and other comprehensive (loss) income.

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

On October 22, 2012, CER entered into an extension to continuation and loan arrangement with Hold And Opt Investments Limited, effective as of September 29, 2012 (“Loan Date”). At the Loan Date, both principal and interest due under the loan agreement remained outstanding. The extended maturity date for the Loan Amount is November 30, 2012, with a grace period not to extend beyond December 15, 2012. CER shall make a mandatory prepayment of $3,000,000 by no later than November 10, 2012. The outstanding principal and interest amount under this extension agreement shall bear interest at a rate of 1.5% per month, commencing on the Loan Date, and continuing until the principal is paid in full. CER repaid $2,000,000 on October 31, 2012.

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

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increases against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for this indexed feature as an embedded derivative and recognized a derivative liability in the amounts of $21,274 and $0 as of December 31, 2011 and September 30, 2012, respectively. There are no derivative liabilities under the compensation terms of the loan agreement as the original loan is due. The change in fair value of the derivative liability of $0 and $21,274 was recorded in the unaudited statements of operations and comprehensive income/loss for the three and nine months ended September 30, 2012, respectively.

Note 8 – Notes Payable

Notes payable represents bank acceptance drafts that are non-interest bearing and due within six months. The balance of the bank acceptance drafts is $1,396,648 and $2,641,254 as of December 31, 2011 and September 30, 2012, respectively.

Borrowing	Draw down date	Maturity date	Balance at Sep. 30, 2012	Pledge or guarantee
RMB 8.8 million – Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch	May. 30, 2012	Nov. 29, 2012	RMB 8,800,000 (USD 1,400,168)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.
RMB 4.7 million – China CITIC Bank, Yangzhou Branch.	May. 23, 2012	Nov 23, 2012	RMB 4,700,000 (USD 747,817)	Guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer.
RMB 3.1 million – China CITIC Bank, Yangzhou Branch.	Apr. 24, 2012	Oct. 24, 2012	RMB 3,100,178 (USD 493,269)	Guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer.
Total notes payable			RMB 16,600,178 (USD 2,641,254)

On November 24, 2011, bank acceptance drafts amounting to RMB 8.8 million (approximately $1.4 million) were arranged with Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch by CER Shanghai to settle its purchases from certain customers. The bank acceptance drafts are collateralized by a building in Shanghai owned by Jiangsu SOPO. The total amount of the bank acceptance drafts was repaid on May 22, 2012. On May 30, 2012, CER Shanghai renewed the issuance of the same amount of bank acceptance drafts from Industrial and Commercial Bank of China Limited. The expiration date is November 29, 2012. On November 1, 2012, the Company repaid RMB 8.8 million (approximately $1.4 million).

On January 9, 2012, Shanghai Engineering entered into a three-year loan facility with the Bank of Ningbo, Shanghai Branch. The facility is RMB 4,500,000 (approximately $713,000 at the exchange rate at that time). The funds have been drawn down in the form of bank acceptance drafts in two installments, with $635,160 (RMB 4,000,000) and $793,950 (RMB 5,000,000) being issued by the Bank of Ningbo on March 6, 2012 and March 21, 2012, respectively, with a cash deposit accounting for 50% of the total amount of bank acceptance. The loan has been guaranteed by Qinghuan Wu and Jialing Zhou and also collateralized by a building located in Hongkou District, Shanghai, which is owned by Mr. Wu and his son. Shanghai Engineering repaid RMB 9,000,000 by two installments in September, 2012.

On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). The period of the comprehensive line of credit is from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. On April 24, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 3,100,178 (approximately $493,269) after making a cash deposit of RMB 1,860,107(approximately $294,882) to the bank. On May 23, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 4,700,000 (approximately $747,817) after making cash deposit of RMB 2,820,000 (approximately $448,690) to the bank. The expiration date is November 23, 2012. On October 23, 2012, CER Yangzhou repaid RMB 3,100,178 (approximately $493,269).

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

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC; CER (Hong Kong) has generated estimated taxable profits since then. As such, CER (Hong Kong) is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For interim periods in 2012, given the Group is likely to be regarded as having permanent establishment, CER (Hong Kong) provided taxes, included in the consolidated tax provision, of $732,592. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16 and income tax for the intra-entity sales of the subsidiary’s shares further described in Note 1. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for interim periods in 2012 as compared to the corresponding interim periods in 2011.

Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% and 12.5% respectively, each for a three year period ending in 2014, as they were recognized as high and new technology entities (“HNTEs”) in April, 2011. CER Yangzhou is subject to enterprise income tax at a statutory rate of 25%.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profits of non-US subsidiaries as of December 31, 2011 and September 30, 2012 were approximately $1,102,139 (RMB 7,687,921), and $5,151,841 (RMB 33,325,437), respectively, and they are considered to be indefinitely reinvested. Moreover, the Company’s liquidity position does not require transfers of cash outside of the PRC to the parent jurisdiction (U.S.), as all business activity and debt is carried on in the PRC. The Company has not paid dividends on its common shares and does not have an intention of doing so in the foreseeable future. Accordingly, no provision has been made for deferred taxes. No dividends were declared out of cumulative retained earnings as of December 31, 2011 or September 30, 2012.

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the three months ended September 30, 2011 and 2012. The net operating loss carry forwards for the U.S. income tax purposes were approximately $8,355,602 and $8,867,820 at December 31, 2011 and September 30, 2012, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years from origination. Management believes that the realization of the benefits arising from these accumulated net operating losses is uncertain due to the Company's limited operating history, continuing losses for United States income tax purposes, and the fact that substantially all of the Company’s business activity is derived from the PRC. Accordingly, the Company has offset substantially all of the gross deferred tax assets for such net operating losses with additional valuation allowances recorded through income tax expense, which are a significant driver of the Company’s effective tax rate, given the history of loss and the uncertainty regarding the future. Remaining net deferred tax assets consist only of those supported by reversing deferred tax liabilities, as well as any deferred tax assets related to the PRC that management has concluded are more likely than not of being realized.

As of September 30, 2012, the Company did not have any material uncertain tax positions subject to the provisions of ASC 740-10; as such, there are no liabilities for unrecognized tax benefits. As described earlier in this Note, the Group provided for PRC EIT tax on profits earned by the Group’s Hong Kong subsidiary in the PRC.

Note 10 –Earnings / (Loss) per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share”. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings/(losses) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following table lists the potentially dilutive securities at September 30, 2012 related to our compensation plans under which shares of our common stock are authorized for issuance.

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

For the three months and nine months ended September 30, 2011, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 575,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

For the three and nine months ended September 30, 2012, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 635,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effects. The exercise price exceeded the current share price for all stock-based options and warrants.

The following are reconciliations of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2012:

	Three months ended September 30,
	2011	2012
Numerator:
Net income for the period	2,278,413	900,619
Amount allocated to preferred stockholders	(7,744)	(3,062)
Net income available to common stock holders – Basic and diluted	2,270,669	897,557
Denominator:
Denominator for basic earnings per share -weighted average common stocks outstanding	31,085,859	31,078,083
Weighted average stock options	16,956	-
Denominator for diluted earnings per share	31,102,815	31,078,083
Basic (loss)/earnings per share	0.07	0.03
Diluted (loss)/earnings per share	0.07	0.03

	Nine months ended September 30,
	2011	2012

Numerator:
Net income for the period	2,663,566	2,628,125
Amount allocated to preferred stockholders	(9,074)	(8,934)
Net income available to common stock holders – Basic and diluted	2,654,492	2,619,191
Denominator:
Denominator for basic earnings per share -Weighted average common stock outstanding	31,015,385	31,082,790
Weighted average stock options	16,956	-
Denominator for diluted earnings per share	31,032,341	31,082,790
Basic earnings per share	0.09	0.08
Diluted earnings per share	0.09	0.08

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

For the year and nine months ended December 31, 2011 and September 30, 2012, no shares of Series A convertible preferred stock were converted.

As of December 31, 2011 and September 30, 2012, the Company had 200,000 shares of Series A convertible preferred stock issued and outstanding.

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

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions. We calculated the fair value of the derivative liability related to the formerly convertible notes on exchange rate at repayment versus exchange rate at loan origination differential, which relates to the repayment of the notes and is distinct and separate from the embedded derivative liability formerly recorded for the now-expired conversion feature, based on the following key assumptions. As at September 30, 2012, the fair value of derivative liabilities associated with convertible notes was $0 as the terms of exchange rate differential payment expired on September 29, 2012. Accordingly, the amount to be paid due to the exchange difference in the principal was $20,107, which was recorded in accrued expenses and other liabilities as of September 30, 2012.

Derivative liability from convertible notes	December 31, 2011	September 30, 2012

Estimated forward rate	6.34	-
Discount rate	0.64%	-
Discount factor	0.995	-

Fair value	$21,274	$-

Derivative liability associated with warrants issued in connection with convertible notes:

	December 31, 2011	September 30, 2012
Number of shares exercisable	1,388,889	1,388,889
Stock price	0.38	0.30
Exercise price	1.8	1.8
Expected dividend yield (d)	-	-
Expected life (in years) (c)	2.39	1.64
Risk-free interest rate (a)	0.32%	0.21%
Expected volatility (b)	61%	60%
Fair Value:
Derivative liability - warrants issued in connection with Convertible Notes	20,920	8,188

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

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

Fair value per share	$ 0.39- $ 0.47
Expected Term(Years)	4.00-5.56
Exercise Price	$0.73
Expected Volatility	72%-76%
Risk Free Interest Rate	1.16%-1.82%

Since the Company does not have sufficient applicable history of employee stock options activity, the Company uses the simplified method to estimate the life of the options by taking the sum of the vesting period and the contractual life and then calculating the midpoint which is the estimated term of the options.

For the three months ended September 30, 2011 and 2012, the Company recognized $12,090 and $7,067 of compensation expense, respectively. For the nine months ended September 30, 2011 and 2012, the Company recognized $253,158 and $21,200 of compensation expense, respectively.

Following is a summary of the status of options outstanding at September 30, 2012:

Outstanding Options			Exercisable Options
		Remaining			Remaining
Exercise		contractual	Exercise		contractual
price	Number	term (years)	price	Number	term (years)

$0.73	60,000	7.00	$0.73	60,000	7.00
$0.73	500,000	6.75	$0.73	500,000	6.75
$0.73	60,000	8.75	$0.73	37,500	8.75
$0.73	60,000	8.75	$0.73	37,500	8.75
Total	680,000			635,000

Following is a summary of the option activity:

Outstanding as of December 31, 2010	560,000
Granted	120,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	680,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2012	680,000
Vested and exercisable as of September 30, 2012	635,000

Note 14– Interest Expense, Net

For a detailed discussion of borrowings and balances underlying interest expense, see Note 7. Interest income recorded for Zhenjiang Kailin’s and Jiangsu SOPO long term accounts receivable accretion, which is the cause of increases in interest income for the comparative periods, is further described in Note 14.

	Three months ended September 30,
	2011	2012
Interest on current portion of long term loan	$161,651	179,06
Interest on long-term loans	12,825	-
Amortization of deferred financing costs	66,919	-
Accretion to face value on loans	40,535	53,401
Interest on short-term loans and letters of credit	98,370	278,855
Debt issue cost amortization	-	7,747
Bank note discount interest	566	30,141
Expense of exchange rate differential payment in relation to formerly convertible debt	-	20,107
Interest capitalized	(6,829)	(12,304)
Interest income	(3,637)	(500,312)
Total	$370,400	56,703

	Nine months ended September 30,
	2011	2012
Interest on current portion of long term loan	$484,745	520,817
Interest on long-term loans	200,476	-
Amortization of deferred financing costs	215,623	-
Accretion to face value on loans	198,584	149,055
Expense of common stock issued in relation to long term loan	144,498	-
Common stock issued in relation to consulting services	40,308	-
Interest on short-term loans and letters of credit	224,492	797,240
Debt issue cost amortization	-	7,747
Bank note discount interest	84,744	87,055
Warrant cancellation	(15,547)	-
Expense of exchange rate differential payment in relation to formerly convertible debt	-	20,107
Interest capitalized	(6,829)	(55,382)
Interest income	(225,430)	(940,116)
Total	$1,345,664	586,523

Note 15 – Other Non-operating Income (Expense), Net

Other non-operating expenses consist primarily of foreign exchange losses on purchasing transactions.

	For the three months ended September 30,
	2011	2012
	(Note 2(v))

Foreign exchange losses	578,086	152,652
Other non-operating income	(908,627)	(80,035)
Total other non-operating expenses (income), net	(330,541)	72,617

	For the nine months ended September 30,
	2011	2012
	(Note 2(v))

Foreign exchange losses (gains)	972,277	(96,090)
Other non-operating income	(898,691)	(163,386)
Total other non-operating expenses (income), net	73,586	(259,476)

As further described in Note 2(v), foreign exchange losses were adjusted for 2011 quarterly periods pursuant to a restatement of the Company’s quarterly financial statements for the first, second, and third quarters of 2011.

The transaction gains for the three and nine months ended September 30, 2012 arose as a result of cash advances made for purchase transactions in which goods were acquired outside of mainland China and imported to the Company’s onshore PRC subsidiaries. Appreciation of the U.S. dollar against the RMB over the nine months ended September 30, 2012 led to an increase in the RMB value of purchased goods subsequently received relative to the asset already recorded for the refundable purchase advance, resulting in gains as the RMB value of assets physically received exceeded the RMB value of the refundable purchase advances originally recorded.

Other non-operating income mainly consisted of subsidy income received by CER Yangzhou from a research and development fund from the Yizheng industrial park. This subsidy income is not tied to any specific element of the business, and cannot be reclaimed by the research and development fund.

Note 16 – Related Party Transactions

On February 1, 2010, Mr. Qinghuan Wu arranged for a $1,000,000 loan from Haide, a company controlled by Mr. Qinghuan Wu, to the Company. The proceeds of this loan were used by CER Yangzhou for additional paid-in capital which helped fund the Company’s new plant in Yangzhou, China. The loan bore interest at the annual rate of 9.5% and was unsecured. The Company paid the sum of $23,750 at the end of every three calendar months. The principal is due in full on January 30, 2012; hence the remaining loan is classified as long-term loan to be repaid within one year. Shanghai Engineering has subordinated its loan to those under the loan agreements. The Company repaid principal of $460,000 in December 2010. On October 10, 2011, CER paid the remaining outstanding principal and interest of $548,550 under the long-term loan.

On October 20, 2011, CER (Hong Kong) entered into an advanced payment agreement amounting to $669,800 with Haide, a company controlled by Mr. Qinghuan Wu. The substance of this arrangement was a short term borrowing from a related party. Pursuant to the agreement, Haide on behalf of CER (Hong Kong) paid to certain vendors $450,000 on October 20, 2011 and $219,800 on November 1, 2011, respectively. The terms of the agreement provide for zero interest. CER (Hong Kong) repaid $550,000 to Haide on November 25, 2011. As of September 30, 2012, the remaining balance of $119,800 was recorded in accrued expenses and other liabilities.

In March 2012, Mrs. Jialing Zhou, a significant shareholder and wife of Mr. Qinghuan Wu, provided an interest-free loan of RMB 1,900,000 (approximately $251,856) to Shanghai Engineering by several installments. The total amount was repaid as of September 30, 2012.

Zhenjiang Kailin EPC project

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhenjiang Kailin”) of Zhenjiang City. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system, which is now completed, is part of a new sulfuric acid plant and is capable of producing up to 122 tons of steam-per-hour at 485° C and 5.4 MPa from operations at the plant. Transactions between CER and Zhenjiang Kailin are presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of a significant creditor, Hold and Opt Investments Limited (as discussed in Note 7, Short-Term Loans) and is a less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. Management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER. For the three and nine months ended September 30, 2012, revenue earned from the contract amounted to $12,672 and $6,660,158, respectively.

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

On October 18, 2012, CER (Yangzhou) entered into a guaranty contract with Zhenjiang Kailin and CGN Energy in connection with a third financing for Zhenjiang Kailin project (similar to the financing arrangement with CGN Energy in 2011). CER Shanghai and Shanghai Engineering signed two contracts to sell certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat power generation project to CGN Energy each at a price of RMB9.9 million (approximately $1.57 million), for a total amount RMB 19.8 million (approximately $3.14 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 30 month period at a price of RMB23.4 million ( approximately $3.7 million).

There are no other guarantees for any other elements of the Zhenjiang Kailin project. The Company assessed the arrangement under SAB 104 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met. As a similar guaranty could be obtained from a third party financial institution and performance of the contract is probable, the Company separated the deliverable represented by the guaranty from the rest of the contract price and recognized the initial fair value of the guaranty liability arising from the guaranty contract as deferred revenue based on the quote guarantee fee percentage for loans with similar terms from financial institutions. As of September 30, 2012, the deferred revenue was $154,273. This amount will be amortized to revenue according to applicable GAAP accounting requirements as the underlying structured payment obligation is satisfied by Zhenjiang Kailin’s payments to CGN Energy. As of September 30, 2012, Zhenjiang Kailin has made all required payments to CGN Energy in compliance with the payment schedule.

Zhenjiang Kailin EPC project penalty and upgrade contract

On May 8, 2012, CER and Zhenjiang Kailin entered into an agreement whereby CER was to pay Zhenjiang Kailin RMB 8.9 million (approximately $1.5 million) as a penalty (“the penalty”) for the economic losses suffered by Zhenjiang Kailin resulting from project delays past the originally expected completion date of December 31, 2011. The original contract for the construction of the facility did not contain any provisions for late completion or liquidated damages. As part of this agreement, CER agreed to assume additional costs to bring the capacity of the sulfuric acid waste heat recovery system to original specifications and to install additional electric utilities. The penalty payment is included in the accrued expenses and other liabilities as of September 30, 2012.

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

Maturity date	Amount due
December 31, 2012	4,773,300
June 30, 2013	2,863,980
September 30, 2013	3,182,200
December 31, 2013	3,338,521
Total	14,158,001

As further described in CER’s filing on Form 10-Q for the quarter ended March 31, 2012, the undiscounted payments depicted in the foregoing table were discounted pursuant to applicable accounting guidance, with the discount, which represented an apportionment of the total agreed contract value to future interest income rather than revenue, reflected in revenue for the quarter then ended.

In August 2012, including discussions with Zhenjiang Kailin, it was determined that the first payment would be delayed to December 2012. Zhenjiang Kailin only begun to generate cash flow commencing in May 2012 due to the delayed opening of its facility following CER’s completion thereof and required extra time to pay by December 2012. There were no other payment installments that were subject to delay, and based upon an evaluation of all the facts and circumstances, including consideration of the counterparty’s financial flexibility and liquidity, the Company determined that it expected to fully collect all amounts due over the revised payment schedule. After considering the further extension of the first installment payment to December 31, 2012, the Company reassessed the discount impact applicable to this payment extension using the original interest rate of 10.65% (which considered the risk free rate and Zhenjiang Kailin’s credit risk) and reflected the related discount about of $161,871 in the remaining project revenue. The discounts reflected as reductions to revenue in the statement of operations arising from this extension of payment terms were $0 and $1,703,369 for the three and nine months ended September 30, 2012, respectively; the accretion for interest income included in interest income was $661,093 for the nine months ended September 30, 2012 (there was no accretion for the quarter ended March 31, 2012 due to the timing of the repayment agreement). Of the total balance of $14,396,913 of accounts receivable at September 30, 2012, $2,951,128 represented the non-current balance due from Zhenjiang Kailin which is to be collected in over one year; the remaining $11,445,785 is included in current receivables.

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

For the three and nine months ended September 30, 2012, revenue earned from the contract amounted to $12,672 and $6,660,158. The cost of revenues associated with the original contract and the additional agreements entered into was $0 and $8,500,010 for the three and nine months ended September 30, 2012. The revenue, less the discount effects reflected in revenue and penalty assumed reflected in revenue, was not fully offset by the additional revenue agreed to; further, additional incurred costs reduced the margin on the project to negative 28% for the nine months ended September 30, 2012.

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

The Company made contributions of $108,269 and $140,734 for employment benefits, including pension payments for the three months ended September 30, 2011 and 2012, respectively. The Company made contributions of $222,427 and $417,509 for employment benefits, including pension payments for the nine months ended September 30, 2011 and 2012, respectively.

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

The transfer to these reserves must be made before distribution of any dividends to shareholders. For the years ended December 31, 2011, there were $376,794 of transfers to statutory reserves for these subsidiaries and affiliates of the Company generating profits. Statutory reserves were $509,596 as of December 31, 2011 and September 30, 2012.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves required were approximately $ 8,015,475 as of September 30, 2012.

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

Note 20 – Subsequent events

On October 15, 2012, CER Shanghai began to repay RMB 900,000 per month to Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. under the loan contract of RMB 10 million described in Note 7. The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013.

On October 18, 2012, CER (Yangzhou) entered into a guaranty contract with Zhenjiang Kailin and CGN Energy in connection with a third financing for Zhenjiang Kailin project (similar to the financing arrangement with CGN Energy in 2011). CER Shanghai and Shanghai Engineering signed two contracts to sell certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat power generation project to CGN Energy each at a price of RMB9.9 million (approximately $1.57 million), for a total amount RMB 19.8 million (approximately $3.14 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 30 month period at a price of RMB23.4 million ( approximately $3.7 million). CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat power generation project. If there is any default by Zhenjiang Kailin, the first in guarantee order is Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy. The second in guarantee order is Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. Third in guarantee order is CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat power generation project contract.

On October 22, 2012, CER entered into an extension to continuation and loan arrangement with Hold And Opt Investments Limited, effective as of September 29, 2012 (“Loan Date”). At the Loan Date, both principal and interest due under the loan agreement remained outstanding. The extended maturity date for the Loan Amount is November 30, 2012, with a grace period not to extend beyond December 15, 2012. CER shall make a mandatory prepayment of $3,000,000 by no later than November 10, 2012. CER repaid $2,000,000 on October 31, 2012 and the other $1,000,000 is expected to be repaid with the remaining principal in the next quarter. The outstanding principal and interest amount under this extension agreement shall bear interest at a rate of 1.5% per month, commencing on the Loan Date, and continuing until the principal is paid in full.

On October 25, 2012, CER Yangzhou entered into a one-year short term loan contract to borrow RMB 5,000,000 (approximately $793,059) with China Construction Bank, Yizheng Branch. The loan carries an annual interest rate of 6.3%. The term of the loan commence from October 25, 2012 to October 24, 2013. This loan is guaranteed by CER Shanghai, and collateralized by a mechanical equipment book valued at RMB 20,171,625 owned by CER Yangzhou.

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

During 2011 and of the first three quarters of 2012, the demand for energy recovery systems significantly recovered in response to a series of factors, including the recovery of the global economy, especially the Chinese economy, government support, the implementation of incentive policies for energy savings industries, and increasing availability of financing. With our new manufacturing facility in operation and our ability to perform more EPC contracts, based on our currently signed contracts, forecasts and production schedule, we anticipate positive results in the next few years.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company’s financial position.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three months ended September 30,
	2011	% of Revenue	2012	% of Revenue
REVENUES
Third parties
EPC - third parties	16,600,366	56.5%	16,758,871	80.0%
EPC - related party	10,563,393	35.9%	12,672	0.1%
Total EPC revenues	27,163,759	92.4%	16,771,543	80.1%
Products - third parties	2,222,699	7.6%	4,176,683	19.9%
Total revenue	29,386,458	100.0%	20,948,226	100.0%

COST OF REVENUES
Cost of revenues – EPC	(22,691,015)	(77.2)%	(13,736,857)	(65.6)%
Cost of revenues - products	(1,607,384)	(5.5)%	(2,930,514)	(14.0)%
Total cost of revenues	(24,298,399)	(82.7)%	(16,667,371)	(79.6)%

GROSS PROFIT	5,088,059	17.3%	4,280,855	20.4%

Selling, general, and administrative expenses	(2,490,222)	(8.5)%	(2,650,738)	(12.7)%

INCOME FROM OPERATIONS	2,597,837	8.8%	1,630,117	7.8%

OTHER INCOME / (EXPENSE):
Change in fair value of derivative liability for warrant	248,332	0.8%	(4,651)	(0.0)%
Change in fair value of derivative liability for loan	72,764	0.2%	-	-
Other non-operating (expenses) income, net	330,541	1.1%	(72,617)	(0.3)%
Investment income	-		-	-
Interest expense, net	(370,400)	(1.3)%	(56,703)	(0.3)%
Total other income (expense), net	281,237	1.0%	(133,971)	(0.6)%

INCOME BEFORE TAXES	2,879,074	9.8%	1,496,146	7.1%

BENEFIT / (PROVISION) FOR INCOME TAXES	(600,661)	(2.0)%	(595,527)	(2.8)%

NET INCOME	2,278,413	7.8%	900,619	4.3%

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	458,788	1.6%	344,248	1.6%

COMPREHENSIVE INCOME	2,737,201	9.3%	1,244,867	5.9%

 Revenues. Revenue was $20,948,226 for the three months ended September 30, 2012, as compared to $29,386,458 for the three months ended September 30, 2011, a decrease of $8,438,231 or 29%. This decrease was mainly due to the decrease in average revenue per EPC and product contracts. Although the number of EPC contracts increased by 1 from 8 for the three months ended September 30, 2011 to 9 for the three months ended September 30, 2012, the average revenue recognized per EPC contract decreased by $1,522,525, from $3,395,470 per contract for the three months ended September 30, 2011 to $1,872,945 per contract for the three months ended September 30, 2012. This was mainly due to three of these projects carried out in the third quarter of 2012 were in the stage of completion and settlement, which resulted in less revenue being recognized for the three months ended September 30, 2012. Further, one significant EPC contract signed with a related party in mid-2010, Zhenjiang Kailin, lasting more than one year from early 2011 to mid-2012, which lead to more than $10 million of revenue for the three months ended September 30, 2011, accounting for 35% of the total revenue at that time, whereas none was recognized in the comparable period of 2012 due to the project has been completed as of June 30, 2012. Largely offsetting the above effect is one significant EPC contract signed with third party Ningbo Xinfu in early 2011, which is a general contract containing engineering, construction, electric, and water supply and drainage engineering components related to the entire HRS system valued at RMB 175.32 million (approximately $27.8 million). Due to the large size of the project and more complicated technology requiring more time for design and purchasing, this project did not commence activities until the first quarter of 2012. For the three months ended September 30, 2012, revenues amounting to $4.8 million were recognized and accounted for 28% of the total EPC revenues, with no such amount in the comparable period of 2011.

Although the number of product contracts increased by 10 from 4 to 14 for the three months ended September 30, 2011 versus the three months ended September 30, 2012, the average revenue per product contract decreased by $263,409 from $555,675 for the three months ended September 30, 2011 to $292,266 for the same period of 2012. This is mainly a result of the strategy of the Company, which put more focus on EPC projects than product sales since the beginning of this year. The continuing global economic downturn also contributed to market prices lower than the comparable period of 2011.

An analysis of the revenues is as follows:

	Three months ended September 30,
	2011	2012	Change ($)	Change (%)
Average Revenue per Contract
EPC	3,395,470	1,872,945	(1,522,525)	(45)%
Products	$555,675	292,266	(263,409)	(47)%
Average Revenue per Contract	$3,951,145	2,165,211	(1,785,934)	(45)%
Number of Contracts Completed
EPC	8	9	1	13%
Products	4	14	10	250%
Total Number of Contracts Completed	12	23	11	92%

Cost of Revenues. Cost of revenues decreased to $16,667,371 for the three months ended September 30, 2012, as compared to $24,298,399 for the three months ended September 30, 2011, a decrease of $7,631,028, or 31%. The absolute decrease is consistent with the decrease of revenue. As a percentage of revenues, cost of revenues decreased from 82.7% for the three months ended September 30, 2011 to 79.6% for the three months ended September 30, 2012, a decrease of 3.1%. The largest driver of total gross margin is that we shifted production into our new manufacturing facility and began to incur anticipated lower costs related to our new facility which lowers the cost of revenue. The gross profit margin on EPC contracts increased from 16.5% for the three months ended September 30, 2011 to 18.0% for the three months ended September 30, 2012, an increase of 1.5%, mainly due to one big EPC contracts for customer Wuxi Gelin, undertaken in early 2012, which made up 21% of total EPC revenue, having a high margin of around 20%. Furthermore, one significant EPC contract for customer Zhenjiang Kailin, commencing from early 2011 to mid-2012, which made up 39% of total EPC revenue for the three months ended September 30, 2011, bears a relatively lower profit margin of 15% (excluding the impact of discounted revenue and penalty at that time) considering the contract value is very high. In addition, the gross profit margin on product sales increased from 27.7% to 30.5% owing to two export contracts which had higher margins.

The following table sets forth the analysis of cost of revenues and margin:

	Three months ended September 30,
	2011	2012
Cost of Revenues:
EPC	22,691,015	13,736,857
Products	1,607,384	2,930,514

Total Cost of Revenues	$24,298,399	16,667,371
Gross Margin:
EPC	16.5%	18.0%
Products	27.7%	30.5%
Gross Profit Margin	17.3%	20.4%

Gross Profit. Gross profit was $4,280,855 for the three months ended September 30, 2012, as compared to $5,088,059 for the three months ended September 30, 2011, a decrease of $807,203 or 16%.  The gross margins were 17.3% and 20.4%, respectively, for the three months ended September 30, 2011 and 2012.  The higher gross profit is mainly due to the higher margin from product contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,650,738 for the three months ended September 30, 2012, as compared to $2,490,222 for the three months ended September 30, 2011, an increase of $ 160,516 or 6%. Selling, general and administrative expenses, as a percentage of revenues, increased from 8.5% for the three months ended September 30, 2011 to 12.7% for the three months ended September 30, 2012, an increase of 4.2%. This increased effect as a percentage of sales resulted from the lower business and sales volume for the three months ended September 30, 2012 compared to the same period of 2011 when compared to costs which are less variable than sales. The absolute increase is mainly due to the effect of higher salaries as well as increased administration fees, offset by decreases in consulting service fee and traveling and transportation fee. Firstly, salary expenses increased by $267,647 or 25% for the three months ended September 30, 2012 as compared to the same period in 2011, as a result of additional administration staff needed for the new plant in Yangzhou, the addition of top and middle level management, and gradual increases in personnel salaries. Secondly, administration fees increased by $123,248, which is mainly due to the increase of import agent fee and customs clearance charges resulted from more goods imported from oversees. Thirdly, offsetting the above increases is a large decrease in consulting service fees and traveling and transportation fees, which is consistent with reducing of business volume.

The following table sets forth the principal changes in selling, general and administrative expenses:

	Three months ended September 30,
	2011	2012	Change($)	Change (%)

Salary expenses	1,051,779	1,319,426	267,647	25%
Administration fees	161,264	284,512	123,248	76%
Consulting service fee	396,392	180,591	(215,801)	(54)%
Traveling and transportation fee	471,872	307,213	(164,659)	(35)%
Subtotal	2,081,307	2,091,742	10,435	1%

Income from Operations. As a result of the above, income from operations totaled $1,630,117 for the three months ended September 30, 2012, as compared to income of $2,597,837 for the same period in 2011, a decrease of $967,719, or 37%. As a percentage of revenues, income from operations represents 7.8% of total revenue for the three months ended September 30, 2012 and 8.8% for the three months ended September 30, 2011. The change is mainly attributable to the decrease in gross profit and the increase of administrative expenses.

Other Income / (Expense), net. For the three months ended September 30, 2012, the Company incurred other expense of $133,971 as compared to other income of $281,237 for the three months ended September 30, 2011, an absolute difference of $415,208, as further described in the next three paragraphs.

Change in fair value of derivative liabilities for warrants and loan - This resulted from the valuation of warrants and derivative liabilities. The $321,096 gain recognized in the third quarter of 2011 was due to significant declines in the Company's stock price, whereas a smaller loss of $4,651 was recognized in 2012 as the related contracts approached maturity.

Non-operating Income/(expenses), net – During the three months ended September 30, 2011, CER received a subsidy income $1,022,984 through CER Yangzhou from a research and development fund from the Yizheng industrial park while there is only $89,000 for the three months ended September 30, 2012. The subsidy income is not tied to any specific element of the business, and cannot be reclaimed by the research and development fund. Meanwhile, during the three months ended September 30, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). With RMB appreciation against the US dollar from RMB6.47 to $1 to RMB6.35 to $1 over the three months ended September 30, 2011, an exchange loss of $578,086 was realized for the three months ended September 30, 2011 due to the large amount of import transactions related to CER Yangzhou, whereas due to the appreciation of RMB against USD from RMB6.35 to $1 to RMB6.28 to $1 over the three months ended September 30, 2012, an exchange loss of $152,652 was realized for the three months ended September 30, 2012.

Interest Expense, net - Interest expense was $56,703 for the three months ended September 30, 2012, as compared to interest expense of $370,400 for the three months ended September 30, 2011, a decrease of $313,697. This decrease was mainly due to the net-off impact of interest income recorded for Zhenjiang Kailin accounts receivable accretion, which is further described in Note 14.

Income From Operations Before Income Taxes. As a result of the foregoing, income before provision for income taxes was $1,496,146 for the three months ended September 30, 2012, as compared to income of $2,879,074 for the three months ended September 30, 2011, a decrease of $1,382,927 or 48%.

Income Tax Benefit/(Expense). The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% and 12.5% respectively as the high technology entities. For the three months ended September 30, 2012, the Company incurred $595,527 of income tax provision, as compared to an income tax provision of $600,661 for the three months ended September 30, 2011, an absolute change of $5,134.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC. CER (Hong Kong) also has estimated taxable profits in the PRC for the quarter ended September 30, 2012. As such, CER (Hong Kong) is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For the quarter ended September 30, 2012, given the Group is likely to be regarded as having permanent establishment, CER (Hong Kong) provided taxes, included in the consolidated tax provision, of $294,431. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16 and income tax for the intra-entity sales of the subsidiary’s shares further described in Note 1. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.

Net Income Net income was $900,619 for the three months ended September 30, 2012, as compared to a net income of $2,278,413 for the three months ended September 30, 2011, a decrease of $1,377,793, or 60%. The decreased net income primarily attribute to the lower revenue and gross profit.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine months ended September 30,
	2011	% of Revenue	2012	% of Revenue

REVENUES

Third parties
EPC - third parties	23,265,280	42.3%	59,901,966	78.3%
EPC - related party	23,631,431	42.9%	6,660,158	8.7%
Total EPC revenues	46,896,711	85.2%	66,562,124	87.0%
Products - third parties	8,139,632	14.8%	9,940,102	13.0%
Total revenue	55,036,343	100.0%	76,502,226	100.0%

COST OF REVENUES
Cost of revenues – EPC	(39,309,553)	(71.4)%	(57,508,410)	(75.2)%
Cost of revenues - products	(6,257,642)	(11.4)%	(7,196,772)	(9.4)%
Total cost of revenues	(45,567,195)	(82.8)%	(64,705,182)	(84.6)%

GROSS PROFIT	9,469,148	17.2%	11,797,044	15.4%

Selling, general, and administrative expenses	(6,366,370)	(11.6)%	(7,336,024)	(9.6)%

INCOME FROM OPERATIONS	3,102,778	5.6%	4,461,020	5.8%

OTHER INCOME / (EXPENSE):
Change in fair value of derivative liability for warrant	1,164,122	2.1%	14,618	0.0%
Change in fair value of derivative liability for loan	396,482	0.7%	21,274	0.0%
Other non-operating (expenses) income, net	(73,586)	(0.1)%	259,476	0.3%
Investment income			2,972	0.0%
Interest expense, net	(1,345,664)	(2.4)%	(586,523)	(0.8)%
Total other income (expense), net	141,354	0.3%	(288,183)	(0.4)%
				-
INCOME BEFORE INCOME TAXES	3,244,132	5.9%	4,172,837	5.5%

BENEFIT / (PROVISION) FOR INCOME TAXES	(580,566)	(1.1)%	(1,544,712)	(2.0)%

NET INCOME	2,663,566	4.8%	2,628,125	3.4%

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	766,370	1.4%	120,696	0.2%

COMPREHENSIVE INCOME	3,429,936	6.2%	2,748,821	3.6%

 Revenues. Revenue was $76,502,226 for the nine months ended September 30, 2012, as compared to $55,036,343 for the nine months ended September 30, 2011, an increase of $21,465,883 or 39%. This increase was mainly due to the increase in the average revenue recognized per EPC contract and the increase in the number of EPC and product contracts. The average revenue per EPC contract increased by $529,416, from $3,908,059 per contract for the nine months ended September 30, 2011 to $4,437,475 per contract for the nine months ended September 30, 2012. This was mainly due to one significant EPC contract signed with third party Ningbo Xinfu in early 2011, which is a general contract containing engineering, construction, electric, and water supply and drainage engineering components related to the entire HRS system valued at RMB 175.32 million (approximately $27.8 million). Due to this large project with more complicated technology requiring more time for design and purchasing activities, this project did not commence until the first quarter of 2012. For the nine months ended September 30, 2012, revenues amounting to $14.9 million were recognized and accounted for 22% of the total EPC revenues, with no such amount in the comparable period of 2011. Further, a new contract with a third party customer, Jiangsu SOPO, commenced in the first half of 2012, which led to $8.3 million of revenue in the first half of 2012, accounting for 12% of the total EPC revenue. Also contributing to the increase in total revenues and revenue per EPC contract were two new large contracts with third party customers, for which EPC revenues of $9.1 million and $4.5 million were recognized for the nine months ended September 30, 2012, respectively, with no such amounts in the comparable prior period. Offsetting the above increase is one significant EPC contract signed with a related party in mid-2010, Zhenjiang Kailin, lasting more than one year from early 2011 to mid-2012, for which the revenue amounted to $24 million for the nine months ended September 30, 2011, whereas $6.7 million was recognized in the comparable period of 2012 due to the completion of the project. In addition, the average revenue per product contract decreased by $69,890 from $452,202 for the nine months ended September 30, 2011 to $382,312 for the same period of 2012. This is mainly a result of the Company to focus more on EPC projects and strategy to generate more profit on EPC projects.

An analysis of the revenues is as follows:

	Nine months ended September 30,
	2011	2012	Change ($)	Change (%)
Average Revenue per Contract
EPC	3,908,059	4,437,475	529,416	14%
Products	$452,202	382,312	(69,890)	(15)%
Average Revenue per Contract	$4,360,261	4,819,787	459,526	11%
Number of Contracts Completed
EPC	12	15	3	25%
Products	18	26	8	44%
Total Number of Contracts Completed	30	41	11	37%

Cost of Revenues. Cost of revenues increased to $ 64,705,182 for the nine months ended September 30, 2012, as compared to $45,567,195 for the nine months ended September 30, 2011, an increase of $19,137,987, or 42%. The absolute increase is mostly consistent with the increase of revenue. As a percentage of revenues, cost of revenues increased from 82.8% for the nine months ended September 30, 2011 to 84.6% for the nine months ended September 30, 2012, an increase of 1.8%. As the largest driver of total gross margin, the gross profit margin on EPC contracts decreased from 16.2% for the nine months ended September 30, 2011 to 13.6% for the nine months ended September 30, 2012, mainly due to the two big EPC contracts for customers Zhenjiang Kailin and Jiangsu SOPO, which made up 22% of total EPC revenue. The gross margin for the Zhenjiang Kailin project decreased to a negative 28% for the nine months ended September 30, 2012 (as further discussed in Note 16 to the Company’s Consolidated Financial Statements) while the Jiangsu SOPO contract gross margin was about 11% (such contract is a normal construction contract which is not related to energy saving activities). Offsetting the gross margin impact from EPC contracts, the gross profit margin on product sales increased from 23.1% to 27.6% as we shifted production into our new manufacturing facility and began to incur anticipated lower costs related to our new facility. Owing to a focus on EPC contracts (which comprise almost 90% of revenue) from late 2011, the revenue from EPC contracts accounted for a greater proportion of total revenue; however, such contracts have lower margins than product contracts.

The following table sets forth the analysis of cost of revenues and margin:

	Nine months ended September 30,
	2011	2012
Cost of Revenues:
EPC	39,309,553	57,508,410
Products	6,257,642	7,196,772
Total Cost of Revenues	$45,567,195	64,705,182
Gross Margin:
EPC	16.2%	13.6%
Products	23.1%	27.6%
Gross Profit Margin	17.2%	15.4%

Gross Profit. Gross profit was $11,797,044 for the nine months ended September 30, 2012, as compared to $9,469,148 for the nine months ended September 30, 2011, an increase of $2,327,896 or 25%.  The gross margins were 17.2% and 15.4%, respectively, for the nine months ended September 30, 2011 and 2012. The lower gross profit is mainly due to the lower margins generated from EPC contracts, which accounted for a larger proportion of total revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7,336,024 for the nine months ended September 30, 2012, as compared to $6,366,370 for the nine months ended September 30, 2011, an increase of $969,654 or 15%. Selling, general and administrative expenses, as a percentage of revenues, decreased from 11.6% for the nine months ended September, 2011 to 9.6% for the nine months ended September 30, 2012, a decrease of 2%. This decrease as a percentage of sales resulted from the larger business and sales volume for the nine months ended September 30, 2012 compared to the same period of 2011 when compared to costs which are less variable than sales. The absolute increase is mainly due to the effect of higher salaries as well as increased depreciation and amortization expense, offset by decreases in administration and option fees, consulting service fee as well as option amortization fees. Firstly, salary expenses increased by $1,400,782 or 58% for the nine months ended September 30, 2012 as compared to the same period in 2011, as a result of additional administration staff needed for the new plant in Yangzhou, the addition of top and middle level management, and gradual increases in personnel salaries. Secondly, depreciation and amortization expenses increased by $268,498, mainly due to the new office building which was purchased in June 2011 in Shanghai, and the purchase of more office equipment and software. Thirdly, offsetting the above increases is a decrease in administrative expense of $344,692 due to the Company incurring one-time costs in the closing of its former production facility, which generated total removal charges and transfer costs of $135,000 and the opening costs for the Yangzhou plant which amounted to $150,000 in early 2011. Furthermore, the property title deed tax of approximately $220,000 for the new office building in Shanghai incurred in June 2011 also contributed to the decrease of administration fees. Fourthly, consulting service fee decreased by $237,253 because, as our business is maturing, we have hired more full-time employees and relied less on consultants. Fifthly, option expense decreased by $231,958 because of the modification of options granted under the Company’s Option Plan in June 2011, when the Board of Directors resolved to adjust the exercise price of two Directors’ options from $1.22 to $0.73 per share and options from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one Director’s options from 3 years to 2 years, such that all the shares underlying the option were deemed vested as of June 7, 2011. The modification of the options pursuant to US GAAP required the Company to record any incremental fair value arising from the modification as compensation cost. The total incremental compensation cost in respect of such acceleration and option modification is $202,106, with no such amounts in the current period.

The following table sets forth the principal changes in selling, general and administrative expenses:

	Nine months ended September 30,
	2011	2012	Change($)	Change (%)

Salary Expenses	2,423,788	3,824,570	1,400,782	58%
Depreciation and amortization expense	303,245	571,743	268,498	89%
Consulting service fee	761,325	524,071	(237,253)	(31)%
Option amortization	253,157	21,200	(231,958)	(92)%
Administration fee	1,083,423	738,731	(344,692)	(32)%
Subtotal	4,824,938	5,680,315	855,377	18%

Income from Operations. As a result of the above, income from operations totaled $4,461,020 for the nine months ended September 30, 2012, as compared to income of $3,102,778 for the same period in 2011, an increase of $1,358,242, or 44%. As a percentage of revenues, income from operations represents 5.8% of total revenue for the nine months ended September 30, 2012 and 5.6% for the nine months ended September 30, 2011. The change is mainly attributable to the increase in gross profit.

Other Income / (Expense), net. For the nine months ended September 30, 2012, the Company incurred other expense of $288,183 as compared to other income of $141,354 for the nine months ended September 30, 2011, an absolute difference of 429,537, as further described in the next three paragraphs.

Change in fair value of derivative liabilities for warrants and loan - This resulted from the valuation of warrants and derivative liabilities. The $1,560,604 gain recognized in the first three quarters of 2011 was due to significant declines in the Company's stock price, whereas a smaller gain of $35,892 was recognized in 2012 were due to small increases in the Company's stock price as the related contracts approached maturity.

Non-operating Income/(expenses), net – During the nine months ended September 30, 2011, CER received a subsidy income $1,022,984 by CER Yangzhou from a research and development fund from the Yizheng industrial park compared to only $168,555 for the nine months ended September 30, 2012. The subsidy income is not tied to any specific element of the business, and cannot be reclaimed by the research and development fund. Meanwhile, during the nine months ended September 30, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). With RMB appreciation against the US dollar from RMB 6.62 to $1 to RMB 6.35 to $1 over the nine months ended September 30, 2011, an exchange loss of $972,277 was realized for the nine months ended September 30, 2011 due to the large amount of import transactions related to CER Yangzhou, whereas due to the appreciation of RMB against USD from RMB 6.30 to $1 to RMB 6.28 to $1 over the nine months ended September 30, 2012, an exchange loss of $96,090 was realized for the nine months ended September 30, 2012.

Interest Expense, net - Interest expense was $586,523 for the nine months ended September 30, 2012, as compared to interest expense of $1,345,664 for the nine months ended September 30, 2011, a decrease of $759,141. This decrease was mainly due to slightly lower average long term loan balances borrowed mostly for trade financing and working capital and interest income recorded for Zhenjiang Kailin accounts receivable accretion, which is further described in Note 14.

Income From Operations Before Income Taxes. As a result of the foregoing, income before provision for income taxes was $4,172,837 for the nine months ended September 30, 2012, as compared to income of $3,244,132 for the nine months ended September 30, 2011, an increase of $928,705 or 29%.

Income Tax Benefit/(Expense). The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% and 12.5%, respectively, as the high technology entities. For the nine months ended September 30, 2012, the Company incurred $1,544,712 of income tax provision, as compared to an income tax provision of $580,566 for the nine months ended September 30, 2011, an absolute change of $964,146.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC. CER (Hong Kong) also has estimated taxable profits in the PRC for the quarter ended June 30 and September 30, 2012. As such, CER (Hong Kong) is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For the nine months ended September, 2012, given the Group is likely to be regarded as having permanent establishment, CER (Hong Kong) provided taxes, included in the consolidated tax provision, of $732,592. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16 and income tax for the intra-entity sales of the subsidiary’s shares further described in Note 1. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net Income Net income was $2,628,125 for the nine months ended September 30, 2012, as compared to net income of $2,663,566 for the nine months ended September 30, 2011, a decrease of $35,441, or 1%. The decrease in net income is primarily attribute to CER (Hong Kong) tax provision.

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

As at September 30, 2012, we had cash of $1.3 million and a working capital deficit of $31 million (24.2 million as of December 31, 2011). Current liabilities exceeded current assets by $20.6 million after excluding advances from customers and advances to suppliers. The primary driver of the increased working capital deficit was the $11 million extension of payment terms of accounts receivable for customers Zhenjiang Kailin and Jiangsu SOPO (resulting in a reclassification of current receivables to noncurrent receivables), which were disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2012 and are also described in Notes 3 and 16 to the unaudited interim consolidated financial statements. Meanwhile, fewer new EPC orders were secured during the nine months ended September 30, 2012 resulting in $20.8 million and $10.1 million decreases in customer deposits and advance to suppliers, respectively, compared to the year-end. We have been in an overall all-in net current liability position since 2010 and have operated our business with such a net current liability position for two years while continuing to grow our customer base, contract backlog, and business. Two years of operating history provides historical evidence that we can utilize advances received from our customers to fund operations. Except for the Zhenjiang Kailin EPC project and Jiangsu SOPO dock project (see Note 3(b)), we generate cash from operations predominantly from advances from our EPC customers before we make advances to our suppliers. This provides a window of time for us to utilize the advances from customers as short term financing with free interest to contribute to operating cash flows.

Given the downturn of macro-economic environment in China, many potential customers have tightened or delayed their spending on capital expenditures. We are facing more intense market competition in the third quarter of 2012. As we do not want to accept low-margin orders now, newly secured orders have significantly decreased in the third quarter. As at September 30, 2012, the secured backlog for the coming year decreased from $74 million to $50 million mainly due to the execution of the contracts in third quarter. Besides, another two big domestic EPC projects amounting to $ 41 million are in proposal status.

For the Zhenjiang Kailin project and SOPO dock project, we did not request significant advances from those customers, due to the close business relationships we have (see Note 16). We made such arrangements to balance our respective interests and keep long term strategic relationships. Subsequent to the first quarter, Jiangsu SOPO and CER entered into agreement to revise the payment schedule of outstanding receivables related to the SOPO dock project into 36 monthly installments of 3 years, starting from May 2012 and SOPO has made payments on schedule in the past 5 months, as further described in Note 3. Similarly, subsequent to the first quarter, Zhenjiang Kailin and CER also entered into an agreement to revise the payment schedule of outstanding receivables related to the Zhenjiang Kailin project, such that remaining payments related to the project are now due in December 2012, June 2013, September 2013, and December 2013. For more information, refer to Note 16.

Three month outlook

For the next three months, about $9.9 million of debt will come due based upon scheduled maturities; this includes a scheduled maturity (December 2012) of approximately $5 million for the Company’s long term loan from Hold and Opt Investments Limited (classified as the current portion of long term debt and further described in Note 7), which is an entity controlled by the Chairman and CEO of Green Asia Resources. CER was also owed approximately $5 million as an installment payment on accounts receivable by Zhenjiang Kailin, which is indirectly owned by Green Asia Resources, in August 2012 (further described in Note 16). CER expected to utilize the October receivable payment from Nuclear Energy to fund the debt payment to Hold and Opt.

To address the pressure on its short term financial position, on August 10, 2012, CER signed two contracts with China Great Wall Industry Corporation (“Great Wall”) for sales and repurchases of certain goods within a 6-month period which in substance are a product financing arrangement. According to these two agreements, CER (Yangzhou) will sell certain equipment to Great Wall at a price of RMB 32,454,780 (approximately $5,108,707). The funding to CER consists of three components, two of which are letters of credit totaling RMB 30,000,000; the rest is cash. At the same time, Great Wall agreed to resell the equipment to CER (Shanghai) at a price of RMB 33,038,966 (approximately $5,200,664) via a delayed collection arrangement as set forth below, where such amounts represent payments due from CER to Great Wall (or a bank, if the letters of credit are tendered for cash equal to the principal or face value less the bank’s discount)

	RMB	USD

December 20, 2012	10,180,000	1,619,740

March 15, 2013	20,360,000	3,239,480

April 7, 2013	2,498,965	397,610

Total	33,038,965	5,256,830

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

With respect to the remaining $9.9 million of debt coming due in the fourth quarter, the Company expects that $5 million of cash will be required considering that $4.9 million is expected to be refinanced. For the cash requirements, management expects that further financing cash flows from Bank of China will provide adequate funds.

Twelve month outlook

Our forecasted cash flows for the forthcoming twelve months, which consider a range of possible outcomes, indicate that is possible that our cash resources may be exhausted. However, the Company is able to, and will, adjust and control capital expenditures and financing inflows in order to influence the core assumptions underlying this forecast, alleviate this pressure, and to raise sufficient funds for the Company to continue as a going concern. The key assumptions include, but are not limited to the following:

•	A continued softening of the rate of growth of gross domestic product in the PRC and accompanying decisions by customers and potential customers to halt or slow their spending on construction projects (which has negatively affected our forecasted operating cash flows). Correspondingly, competition has increased, particularly in the most recent quarter;
•	The assumption that if our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness or to fund our other liquidity needs, we need to reduce or delay capital expenditures;

•	The assumption that we will continue to expend significant resources to continue and complete Phase II of our Yangzhou manufacturing plant;
•	The assumption that existing debts which we plan to refinance can be refinanced on terms reasonably favorable to the Company; and
•	The assumption that uncollateralized assets (particularly our uncollateralized land user rights associated with Phases I and II of our Yangzhou plant) can be collateralized to obtain new financing that will be used either for capital expenditures or to finance working capital.

We expect that net cash outflows from operations may be negative for the forthcoming twelve months, which takes into account the current macroeconomic environment and depressed margins, expected progress billings, expected margins, cash received in advance from customers, and cash to be expended for supplier advances, and the extension of payment terms on key receivables . By the end of September 2012, the Company has secured backlog of $50 million and two potential orders of $ 41 million in proposal stage. With or without taking the two potential orders into consideration, net operating cash flow is expected to be negative $6 million and negative $ 10 million in the subsequent four quarters, respectively.

Capital expenditures to continue and complete construction of our Yangzhou Phase II plant will require significant cash resources in the forthcoming 12 months, possibly as much as $20 million. Yangzhou Phase II is a capacity expansion project aligned to our goal to grow and fulfill EPC orders in the future. To a significant extent, higher future profit margins and ability to handle higher project and product volumes depend on the completion of this facility. We are seeking to obtain a borrowing (long-term loan) of $20 million from the Bank of China to be collateralized by the land use rights of Phase II and Plant of Phase I, which are currently uncollateralized, to finance this capacity expansion. However, consummation of this loan is not certain.

Management has significant ability to eliminate or delay capital expenditures (other than $7.2 million firmly committed as disclosed in the Contractual Obligations table in this section). Such actions would be taken if key developments threatening our cash flow assumptions occur (such as further reductions in forecasted operating cash flows, any inability to refinance existing debt, or any delay of long-term financing for Phase II of construction of the CER Yangzhou plant). Under a scenario where the in-progress financing with Bank of China is not obtained, management has the ability and business intention to use the land use rights of Phases I (completed) and II (in process) as collateral pledges to secure further borrowings.

As at September 30, 2012, the total interest-bearing debt balance was $22.3 million, including short-term bank loans of $17.3 million and a long-term loan due in December 2012 of $5 million. Except for the $5 million loan and $4.8 million product financing from Greatwall, all other debt was secured by tangible assets (mainly buildings and land use rights), bank acceptance notes, and was guaranteed by Mr. Wu (the controlling shareholder and CEO of CER). Management has obtained a letter of support from Mr. Wu to demonstrate his continuing commitments to CER by providing personal guarantees on all bank loans in 2012. With the support of Mr. Wu and tangible assets, management has confidence in resolving most of the existing debts in 2012. To the extent that factors underlying our core assumptions deteriorate further, we are able to eliminate or delay projected capital expenditures, and will consider further collateralization of existing available assets to try to obtain new financings, in an effort to have sufficient cash resources.

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

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. However, as of September 30, 2012, the Group reported a negative working capital balance of $31.3 million and had negative operating cash flows of $0.4 million for the nine months ended September 30, 2012. The Group expects such negative working capital to continue into the foreseeable future and will need to obtain new sales orders and additional financing to fund its daily operations. These factors raise substantial doubt about the Group’s ability to continue as a going concern. In order to continue its operations, the Group must obtain additional sales orders to achieve profitable operations, raise more funds, and/or curtail its capital expenditures. The Group implemented plans to postpone spending for capital expenditures and has been and continues to be in negotiations with several domestic banks in China and state-owned companies for additional financing. There can be no assurance, however, that such financing will be successfully completed or completed on terms acceptable to the Group. The Group’s plans of operations, even if successful, may not result in cash flow sufficient to finance and maintain its business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Note 7 – Short Term Loans for additional information

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine months ended September 30,
	2011	2012
Net cash provided by/ (used in) operating activities	$5,036,779	(352,824)
Net cash used in investing activities	(11,339,373)	(4,831,383)
Net cash provided by financing activities	10,054,667	2,930,416
Effects of exchange rate change in cash	54,470	1,284
Increase (decrease) in cash	3,806,543	(2,252,507)
Cash, beginning	2,996,076	3,579,446
Cash, ending	$6,802,619	1,326,939

Operating Activities

Net cash used in operating activities was $352,824 for the nine months ended September 30, 2012 compared with net cash provided by operating activities of $5,036,779 for the nine months ended September 30, 2011. As of September 30, 2012, the cash balance was $1,326,939. Due to industry practice, the Company usually receives large customer deposits before starting projects and then makes payments to suppliers for purchases on a delayed basis, giving rise to a 2-3 month gap in which the Company can leverage the customer deposits interest free. For the nine months ended September 30, 2012, in relation to projects for customers Zhenjiang Kailin and Jiangsu SOPO, which accounted for 22% of total EPC revenue, CER paid money for purchases first but extended receivable payment terms, which had a negative effect on CER’s liquidity. Further, advances on purchases to suppliers and customer advances declined significantly as the Zhenjiang Kailin project and other projects were completed. Management expects the liquidity position will improve prospectively as CER has completed the Zhenjiang Kailin project and is approaching the completion stage of the Jiangsu SOPO project. This should lead to a position of net cash inflows (only inflows for collection of short and long term receivables as no outflows will be incurred).

Investing Activities

Net cash used in investing activities was $4,831,383 for the nine months ended September 30, 2012 compared to net cash used in investing activities of $11,339,373 for the nine months ended September 30, 2011. The change was mainly due to the expenditures incurred for the construction of CER Yangzhou plant (the more-intensive Phase I in the first quarter of 2011, and Phase II in the first half of 2012) and the purchase of an office building in Shanghai in the first half of 2011.

Financing Activities

Net cash provided by financing activities was $2,930,416 for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $10,054,667 for the nine months ended September 30, 2011, an absolute difference of $7,124,251. The Company drew down cash of $18.2 million from short term loans and repaid $15.3 million of short term loans in the first three quarter of 2012. In the comparable period of 2011, the Company repaid $3.26 million of long-term loans and $1.16 million of short-term loans according to the loan repayment schedule, while it drew down $14.4 million from short term loans and via discounting of letters of credit.

Capital Resources

The Company’s major capital injections have historically been through borrowings from banks or financial institutions. Amounts outstanding as of September 30, 2012 are listed in Note 7 to the Company’s Consolidated Financial Statements.

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

Contractual Obligations

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2012:

	Payment Due by Period
	Total	Less than 1 year	1-3 years

Short-term loans	22,331,836	22,331,836	-
Purchasing obligations	17,119,903	16,985,522	134,381
Capital investment obligations*	20,160,246	7,233,015	12,927,231
Total	59,611,985	46,550,373	13,061,612

*With the ongoing Phase Two construction of CER’s Yangzhou facility and other deployment needs, capital expenditures for 2012 are expected to range from $19 million to $21 million. The capital investment contractual obligation which cannot be terminated was about $7.233 million.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Considering the material weaknesses previously reported in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K filed March 30, 2012 for the year ended December 31, 2011, and based on the evaluation of our disclosure controls and procedures as of September 30, 2012, management concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 22, 2011, the Company publicly announced a share repurchase program of up to $500,000 authorized by the Company’s board of directors for periodic repurchases of stock from time to time subject to applicable rules and regulations. The Company has not yet formally or constructively retired the re-purchased shares; as such, the cost of the shares at September 30, 2012 of $5,024 is presented as treasury stock in the unaudited interim consolidated financial statements.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	-	-	-	$500,000
May1 to May 31, 2012	2,389	0.43	2,389	$498,969
June 1 to June 30, 2012	510	0.36	510	$498,788
July 1 to July 31, 2012	3,202	0.32	3,202	$497,652
August 1 to August 31, 2012	2,386	0.38	2,386	$496,716
Sep.1 to Sep. 30, 2012	4,745	0.35	4,745	$494,976
Total	13,232	0.36	13,232	$494,976

Item 3 Defaults upon Senior Securities

Not Applicable

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None

Item 6 Exhibits

Exhibits:

10.1	Equipment procurement contract with Greatwall dated August 09, 2012
10.2	Equipment sales contract with Greatwall dated August 09, 2012
10.3	Integration credit agreement with Bank of Shanghai dated September 11, 2012
10.4	Zhenjiang Kailin Guarantee contract dated October 17, 2012

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

November 14, 2012	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

November 14, 2012	By:	/s/ Simon Dong
Simon Dong
Acting Chief Financial Officer (Principal Financial Officer)

