Form 10-Q/A
period 2012-09-30
China Energy Recovery, Inc.
filed 2012-11-16
CIK 1208790

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is solely to correct Exhibit 101 to the Form 10-Q which contains the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6 Exhibits

Exhibits:

10.1*	Equipment procurement contract with Greatwall dated August 09, 2012
10.2*	Equipment sales contract with Greatwall dated August 09, 2012
10.3*	Integration credit agreement with Bank of Shanghai dated September 11, 2012
10.4*	Zhenjiang Kailin Guarantee contract dated October 17, 2012
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_________

•	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 14, 2012

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

November 16, 2012	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

November 16, 2012	By:	/s/ Simon Dong
Simon Dong
Acting Chief Financial Officer (Principal Financial Officer)

4