Form 10-K
period 2012-12-31
China Energy Recovery, Inc.
filed 2013-04-18
CIK 1208790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-53283

CHINA ENERGY RECOVERY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0459730
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Building #26, No. 1388 Zhangdong Road,
Zhangjiang Hi-tech Park
Shanghai, China	201203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	+86 (0)21 2028-1866

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

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

     Yes     ☐          No     ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $9,315,602 [as computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.]

Number of shares outstanding of the registrant's common stock as of March 31, 2013:

31,052,006 shares of Common Stock, $0.001 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS	5

PART I	5

Item 1. Business	5

Overview of Our Business	5
Our History	6
Organizational Structure and Subsidiaries	7
Industry Overview	10
Global Market Overview	12
China Market Overview	12
Competitive Markets and Competition	14
Design and Engineering	15
Manufacturing	15
Marketing and Sales	15
Products and Technology	15
Customers	17
Intellectual Property and Other Proprietary Rights	17
Research and Development	18
Our Business Strategy	18
Raw Materials and Principal Suppliers	18
Employees	19
Governmental Regulation	19
Compliance with Environmental Laws	19
Item 1A. Risk Factors	19

Risks Related to Our Business	20
Risks Related to Doing Business in China	28
Risks Related to our Common Stock	32
Item 1B. Unresolved Staff Comments	34

Item 2. Properties	34

Item 3. Legal Proceedings	34

Item 4. Mine Safety Disclosures	34

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35

Market Information	35

Stockholders	35

Dividends	35

Recent Sales of Unregistered Securities	35

2

Summary Compensation Table	109
Outstanding Equity Awards at Fiscal Year-End	110
Option Exercises	110
Employment Contracts and Termination of Employment and Change-in-Control Arrangements	110
Retirement Plans and Employee Benefits	110
Director Compensation	111
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111

Item 13. Certain Relationships and Related Transactions, and Director Independence	112

Transactions with Related Persons	112

Director Independence	114

Item 14. Principal Accountant Fees and Services	114

PART IV	115

Item 15. Exhibits and Financial Statement Schedules	115

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

Overview of Our Business

China Energy Recovery, Inc. (the "Company," "we," "us," or "our") is headquartered in Shanghai, China, and, through its subsidiaries and affiliates, is in the business of designing, fabricating, implementing and servicing industrial energy recovery systems. The Company's energy recovery systems capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, thereby allowing industrial manufacturers to reduce their energy costs, shrink their emissions and generate sellable emissions credits. Our manufacturing takes place at the Company's recently constructed manufacturing facility in Yangzhou, China. The Company transports the manufactured systems in parts via truck, train or ship to the customers' facilities where the system is assembled and installed. The Company primarily has sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment. Since inception, the Company has installed over 156 energy recovery systems both in China and internationally. The Company mainly sells its energy recovery systems and services directly to end users.

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

On January 25, 2008, we entered into and closed an Asset Purchase Agreement with MMA Acquisition Company, a Delaware corporation, pursuant to which we sold substantially all of our assets to MMA Acquisition Company in exchange for MMA Acquisition Company's assuming a substantial majority of our outstanding liabilities. Effective therewith, our parent company was Delaware-incorporated and no longer Maryland-incorporated. The transferred assets consisted of letters of intent for the proposed acquisitions of MMAWeekly.com, dated June 9, 2007, and Blackbelt TV, Inc., dated July 16, 2007, and all shares of common stock in Blackbelt TV, Inc. we owned, among other things. The total book value of the assets acquired was approximately $317,000. The assumed liabilities consisted of accounts payable, convertible debt, accrued expenses and shareholder advances of approximately $360,000.

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

Poise Profit, a wholly-owned subsidiary of the Company, was incorporated on November 23, 2007 under the laws of the British Virgin Islands. Poise Profit, in turn, owns 100% of the issued and outstanding equity interests in Hi-tech and CER (Hong Kong) Holdings Limited ("CER Hong Kong"). Historically, all of our operations were conducted through Hi-tech via contractual arrangements with affiliated Chinese entities, but we have transferred all our assets and operations from Hi-tech to CER Hong Kong and its wholly-owned subsidiary CER Energy Recovery (Shanghai) Co., Ltd. ("CER Shanghai"). As part of our reorganization, CER Hong Kong was incorporated on August 13, 2008 under the laws of the Hong Kong Special Administrative Region, China and was originally jointly owned by Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who was first one of our directors and resigned in June 2011. On December 3, 2008, Mr. Qinghuan Wu and Mrs. Zhou transferred ownership of CER Hong Kong to Poise Profit. CER Shanghai was incorporated on November 11, 2008 by CER Hong Kong as wholly foreign-owned enterprises in Shanghai, China; and CER Yangzhou was formerly incorporated on August 28, 2009 in Yangzhou, China by CER Hong Kong as wholly foreign-owned enterprises, then changed to a domestic enterprise wholly-owned by CER Shanghai through a share transfer agreement entered into between CER Shanghai and CER Hong Kong in August 2012 (see Note 1 to our consolidated financial statements). Now CER Shanghai and CER Yangzhou are our primary operating entities in China, and they enter into the majority of all new business contracts.

Before December 3, 2008, all of our operations were conducted through Hi-tech and its affiliated companies. Hi-Tech was engaged in the marketing and sale of energy recovery systems which were designed, manufactured and installed by affiliated companies. Hi-tech had entered into contractual relationships with two entities incorporated in Shanghai, China: Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. ("Shanghai Engineering") and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. ("Shanghai Environmental"). Each of Shanghai Engineering and Shanghai Environmental was considered a "variable interest entity" and their respective financial information was consolidated with Hi-tech's pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810-10. Hi-tech entered into contractual relationships with Shanghai Engineering and Shanghai Environmental to comply with Chinese laws regulating foreign-ownership of Chinese companies. Shanghai Engineering is engaged in the business of designing, manufacturing and installing energy recovery systems. All manufacturing was done by Vessel Works Division pursuant to a cooperative manufacturing agreement between Shanghai Engineering and Vessel Works Division's parent, Shanghai Si Fang Boiler Factory ("Shanghai Si Fang"), as further described below. Shanghai Environmental is not an operating company but it served in the past as a vehicle for arranging sales and maximizing tax benefits. We did not use Shanghai Environmental for these purposes since our 2010 fiscal year and did not intend to do so since then, hence, we dissolved Shanghai Environmental in 2010. Shanghai Engineering was owned jointly by Mr. Qinghuan Wu, our Chairman of the Board and Chief Executive Officer, and his spouse, Mrs. Jialing Zhou, who was formerly one of our directors and resigned in June 2011.

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

The following is an organizational chart setting forth the current status of the Company's subsidiaries and affiliated companies as of December 31, 2012:

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

In June 2012, the State Council issued its energy conservation and environmental protection industry development plan during the 12th five year plan. Domestically, facing gradually reinforced restraints of resource, in order to accelerate the change of China’s economic growth mode and realize energy conservation and environmental protection binding force index, the government must speed the promotion of energy conservation and environmental protection equipment and service levels. The development of the energy conservation and environmental protection industry will be promising. According to their calculations, China’s energy-saving capacity, which is technologically feasible and economically reasonable will exceed 0.4 billion tons standard coal, which can drive investments amounting to trillions of yuan; the gross value of energy conservation service output can exceed 300 billion yuan; the scope of recycling utilization of industrial waste is huge; and the gross value of environmental service output will exceed 500 billion yuan as of 2015.

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

According to the national bureau of statistics of China, the output of sulfuric acid continuously increased in the recent years. The accumulated output in the first three quarters of 2012 was 57.545 million tons, an increase of 6.66% over the output during the same period of 2011. We see more market opportunities from the high growth of the sulfuric acid industry.

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

In December 2010, a Chinese senior government official reiterated at the Cancun Conference that China intends to fulfill the goal of reducing the intensity of carbon dioxide emissions per unit of GDP in 2020 by 40 to 45 percent compared with 2005 levels, in order to address global climate change. From 2001 to 2005, which represented the government’s 10th five year plan for national economic development, China realized an annual increase of GDP of 9.8% with annual increases of energy consumption of 10.4%. From 2006 to 2010, during the government’s 11th five year plan for national economic development, China realized an annual increase of GDP of 10.2% with annualized increases of energy consumption of 6.8%, which represented China’s rapid growth in investment of new energy and great improvements in energy utilization efficiency.

China included low-carbon targets in the 12th five-year plan for national economic development (2011-2015) to build an energy-saving, ecologically friendly society, the commission said.

In February 2011, the Chinese Ministry of Industry and Information Technology announced that China will continue to encourage energy-saving industries, to accelerate the development of recycling and energy-saving equipment. The supporting measures will be launched in order to reduce energy utilization and mitigate the release of harmful emissions.

In September 2011, the State Council issued a plan for energy savings and emissions reduction during the 12th five year plan for national economic development. The plan addresses the importance of energy saving in industries such as coal, fossil fuels, paper manufacturing, and chemicals. The plan also specifies heat or pressure recovery as one of the projects especially encouraged and supported by the government.

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

In August 2012, the State Council issued the work plan for energy conservation and emission reduction during the 12th five year plan. The plan drew up the general goal that nationwide energy consumption would be reduced to 0.869 tons standard coal per ten thousand yuan GDP (calculated according to the price of 2005), or a decrease of 16% as compared with 1.034 tons in 2010 (which reduced by 32% compared to 1.276 tons in 2005).

In November 2012, the Chinese National Development and Reform Commission issued the 2012 annual report about policy of dealing with Chinese climate change and action, which said, controlling greenhouse gas emissions is an important task in coping with global climate change. In 2011, the Chinese government issued the 12th five year control greenhouse gas emissions work plan, which integrates the 12th five year plan to reduce carbon emissions targets into the provinces (autonomous region, municipality directly under the central government). To optimize the industrial and energy structure, vigorously developing the energy-saving and low-carbon target have achieved positive results.

In December 2012, the Central Economic Working Conference was held in Beijing. The Conference emphasized that China has to put the quality and efficiency of economic growth into the forefront next year. The Conference also announced that the concept and principle of ecological civilization should be comprehensively integrated into the process of urbanization, in order to achieve the goal of new urbanization of intensive, intelligent, green and low carbon.

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

1	☐	Companies that specialize exclusively in energy recovery systems and account for the majority of the larger and more advanced production of energy recovery systems; and
2	☐	Major equipment manufacturers for which energy recovery systems are not key focuses but which have the necessary resources to build effective systems.

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

We believe that our products enable our customers to achieve substantial gains in energy efficiency and we continue to carry out research and development activities along with the design and engineering activities for customers’ projects to enhance efficiencies and decrease environmental impact. We employ approximately 130 highly trained engineers in our engineering team and are planning to hire more.

We have targeted our products at industrial sectors with significant amounts of waste heat. These sectors include:

☐	Chemical and Petrochemical Industries;
☐	Paper Manufacturing;
☐	Refining Industry; and
☐	Coking Industry.

We believe we differentiate ourselves from our competitors by specializing in energy recovery systems and being one of the few players in the market capable of providing engineering, procurement and construction ("EPC") services for waste heat recovery (as further described below under the caption "Products and Technology"). As we have increased our capacity and ability to provide more EPC services, they have gradually become the major component of our revenue mix since 2010.The number of EPC contracts increased from 14 in 2011 to 16 in 2012. The revenue generated from EPC contracts decreased from 90.4% to 85.2% of the total revenue in year 2012. We believe that we are currently a dominant player in energy recovery systems to sulfuric acid manufacturers in China. We believe that energy recovery systems for sulfuric manufacturing are the most difficult to design and engineer due to the strong corrosive character of the sulfuric acid.

We completed the first phase of construction of our wholly-owned manufacturing plant in Yangzhou, China, in January 2011. From May 2011 forward, all of our production has been, and is being, carried out at the CER Yangzhou plant. Our new facility significantly boosts our production capability, which has supported significant revenue growth in 2011. Phase Two construction at the facility is now underway. When Phase Two is completed, the factory in Yangzhou will further provide us with the opportunity to expand our participation as a supplier of high-performance energy recovery systems to industries located in China and other international markets.

Design and Engineering

Our design and engineering teams are located both in Shanghai and Yangzhou, China, which includes approximately 130 engineers in total. All of the engineers engage in project design, customizing the energy recovery systems to meet the individual needs of various industries. The others manage our production processes at the facility. We believe that our engineering team is highly experienced and accomplished in its field.

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

In January 2011, Phase One construction of the plant was built on the land. From May 2011, we have operated all our fabrication in our own Phase One facility. The new Phase One facility is about 14,000 square meters and significantly expands our ability to accept new orders and speeds delivery of large-scale waste heat systems for new and retro-fitted industrial plants located in China and other international markets. The construction of Phase Two of the facility has lasted more than one year and is still under construction. To a significant extent, the progress of construction is associated with our ability to finance the project. We are seeking to obtain a long-term loan of $20 million from the Bank of China to be collateralized by the land use rights of Phase II and Phase I of the Plant, which are currently uncollateralized, to finance this capacity expansion. However, consummation of this loan is not certain.

As of December 31, 2012, we had approximately 420 employees, all of who are full time employees. Of these, approximately 130 are engineering and technical personnel. The experienced engineering team and sophisticated production facilities of CER enable it to deliver consistently high quality products and offer a complete solution from design and fabrication to final installation.

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

Customers

We have provided approximately 150 unique customers with energy recovery systems, and more than 25 percent of these customers have purchased multiple other products and services from us such as design and implementation services. Our customers are mainly industrial manufacturers, such as chemical plants, paper manufacturers and industrial engineering firms. Our energy recovery systems are currently deployed and being deployed in a variety of international markets, including Turkey, Saudi Arabia, Egypt, Pakistan, South Korea, Vietnam and Malaysia, as well as in 20 of China's 32 provinces, including Yunnan, Jiangsu, Shandong, Sichuan, Hunan and Hubei.

Because of the nature and long life of our energy recovery systems, a majority of our sales are from new customers when comparing our customer base from year to year. However, we do receive repeat business from previous customers, especially those in China, when they are expanding their capacities or building new plants. For the years ended December 31, 2011 and 2012, our five largest customers accounted for 75% and 59% of our sales, respectively. Receivables from these five customers were 80% and 57% of total accounts receivable at December 31, 2011 and 2012, respectively. Among those customers, the two largest customers were Ningbo Xinfu and Wuxi Green. Ningbo Xinfu accounted for 20% of revenue for the year ended December 31, 2012 and 0% of receivables as of December 31, 2012. Wuxi Green accounted for 13% of revenue for the year ended December 31, 2012 and 3% of receivables as of December 31, 2012.

Intellectual Property and Other Proprietary Rights

The Chinese State IPR Office has authorized and granted the following patents to Shanghai Engineering and CER Shanghai on various components of our energy recovery systems:

Patent Type	Patent Name	Expiration Date
Utility model	Drum-type sectional ache fire tube boiler made by sulphur	5/6/2013
Utility model	Double drum-type fire tube exhaust-heat boiler which shares one steam dome	11/6/2013
Utility model	Improvement of tube compensator breed which makes ache fume	11/6/2013
Utility model	Improvement of protective casing tube	11/6/2013
Utility model	Triple drum-type fire tube exhaust-heat boiler which shares one steam dome	1/30/2015
Utility model	Spray pump synthesizing tower	8/30/2017
Invention	Chlorosulfonic acid preparation new craftwork and equipment	8/30/2017
Utility model	Cement kiln forced-circulated waste heat recovery boiler	4/2/2019
Utility model	The center pipe smoke double disc regulator	4/16/2019
Utility model	Steam air reactor	3/28/2020
Utility model	Feed water type diluter	6/1/2020
Utility model	Inspection device for leaking	6/1/2020
Utility model	Steam drainage device	6/1/2020
Utility model	Automatically-controlled waste heat energy recovery system made by sulphur	3/29/2021
Utility model	Flexible tube-sheet structure of fire-tube boiler	8/16/2021
Utility model	Tube sheet pore structure of fire-tube boiler	8/16/2021
Utility model	Seal expansion plate of economizer	3/15/2022

CER Shanghai and CER Yangzhou have submitted the following patent applications to the Chinese State IPR Office, which are currently pending authorization:

Patent Type	Patent Name	Application Date
Invention	Automatically-controlled waste heat energy recovery system made by sulphur	3/30/2011
Invention	Flexible tube-sheet structure of fire-tube boiler	9/12/2011
Utility model	Sheet-structure Steam heater for Molten sulfur equipment	11/6/2011
Utility model	Zinc concentrate acid waste heat boiler	11/6/2011
Utility model	Lower vestibule for superheater	11/8/2011
Utility model	Lower vestibule for economizer	11/8/2011
Utility model	A kind of derrick rig of waste heat boiler	5/14/2012
Utility model	Improvement of rotary hearth furnace flue gas of waste heat boiler plant	5/14/2012
Utility model	Improvement of furnace of waste heat boiler	5/14/2012
Invention	Rotary hearth furnace flue gas of waste heat boiler system	5/14/2012

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

Our design and engineering teams are located both in Shanghai and Yangzhou, China, which includes approximately 130 engineers in total. The engineers are engaged in refining the core technology for our energy recovery systems, developing our intellectual property rights, enhancing energy efficiencies and decreasing environmental impact for our customers. Our engineers carry out development activities alongside the design work for our customers’ projects; hence, the expenses associated with our research and development activities are passed along to our customers as part of the prices paid for our products and services. As expenses incurred in research and development are immaterial, we do not record research and development expenses as a separate line item in our financial statements. Shanghai Engineering and CER Shanghai have a portfolio of core Chinese patents on various components of our energy recovery systems as described above.

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

Raw Materials and Principal Suppliers

We do not currently have any long-term supply agreements. We do not believe that we are reliant on our current suppliers. We believe that we could substitute other suppliers if needed. Our five largest suppliers (by value) supplied approximately 33% of our raw materials in 2012.

Employees

As of December 31, 2012, we had approximately 420 employees, all of who are full time employees. Of these, approximately 130 are engineering and technical personnel. We expect to continue to add additional personnel, especially engineers, in 2013 and beyond to support our anticipated growth.

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

Although the PRC economy has recovered during 2010 and 2011, we experienced another slowdown in economic growth during 2012, and it is uncertain whether such decline will continue for the foreseeable future. This instability in macroeconomic conditions has had, and is expected to continue to have, an adverse impact on our business and operations. These factors may also lead to intensified competition for market share.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated April 16, 2013 on our consolidated financial statements for the period ended December 31, 2012 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. As indicated in Note 1 to our consolidated financial statements, we have a negative working capital balance and negative operating cash flow. Our ability to continue as a going concern will be determined by our ability to obtain additional sales orders, raise more funds and/or curtail capital expenditures. Our consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Our dependence on one related party for a large percentage of our sales volume may lead to significant year-over-year fluctuations in our sales revenues and levels of profitability.

For the year ended December 31, 2011 and 2012, the related party accounted for 36% and 7% of the Company’s sales, respectively. Though the transaction follows business practice, we may not be granted such agreements or be able to get orders with such revenue amounts in the future, which could adversely affect our revenue and further adversely affect our operating results.

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

We are highly affected by the market and industry trends. During late 2008 and 2009, as well as the just past year 2012, our industry experienced a decline in demand due to decreases in expenditures on energy recovery systems and the availability of financing for buyers of energy recovery systems as a result of the global financial crisis.

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

As of December 31, 2012, our working capital position reflected an excess of current liabilities over current assets of approximately $36.4 million, which primarily was driven by an excess of customer deposits (cash inflows in the form advance payments received on projects) over prepayments to suppliers for purchases of material inputs (also advance payments / cash outflows for anticipated inventory or production inputs). However, excluding such advance payments, the excess current liabilities approximated $27 million. The negative working capital position magnifies the importance of continuing to obtain new customer projects and grow profits and operational cash flows to reach a steady state. Currently the availability of funding is difficult to obtain, and when available it is expensive: for example, in the current financial environment, borrowed capital from financial institutions generally available to the company may carry interest rates in the 7% per annum range and borrowed capital from non-institutional sources generally is available at rates in the 12 to 15% range. While management believes our project backlog (EPC projects already contracted with customers) at December 31, 2012 for projects to be executed in 2013 supports the operations of the business, we may, in the short term, be required to collateralize existing assets to obtain additional borrowings or rely upon future customer advance payments on longer-term projects to maintain a desired level of financial flexibility.

Our future success substantially depends on our ability to significantly increase our manufacturing capacity. Our ability to achieve our capacity expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly increase our manufacturing capacity. If we are unable to do so, we may be unable to expand our business, decrease our average cost, maintain our competitive position and improve our profitability. In January 2011, Phase One construction of the manufacturing facility in Yangzhou was completed. The Phase One facility is about 14,000 square meters. Many pieces of advanced equipment have been installed in the new factory. Phase Two commenced operations in June 2011 and is still under construction. Our ability to establish additional manufacturing capacity for future expansion is subject to significant risks and uncertainties regarding funding. We may be unable to raise the necessary capital to complete the remaining phase of construction of our manufacturing plant in Yangzhou or further initiate construction of any new manufacturing facilities. We may be unable to acquire the appropriate permits to allow construction of a new manufacturing facility, or engage a company qualified to construct our manufacturing facility at a reasonable price, or at all.

We may not be able to manage our expansion of operations effectively and if we are unable to do so, our profits may decrease.

The trend towards mitigating the effect of global warming and the enactment of new environmental protection policy has increased the demand for our products and services. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase our manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We will also need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. As a result, our results from operations may decline. In addition, we may experience underutilization of our expanded production capacities if there is insufficient demand for our products.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, trademark, trade secret, copyright law and other contractual restrictions to protect our intellectual property. For example, Shanghai Engineering and CER Shanghai hold six and eleven patents in China, respectively. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. In addition, implementation of China's intellectual property-related laws has historically been lacking, primarily because of ambiguities in China's laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

As of today, the Chinese State IPR Office has authorized and granted six and eleven patents to Shanghai Engineering and CER Shanghai, respectively, on various components of our energy recovery systems. We do not have, and have not applied for, any patents for our proprietary technologies outside of China although we have sold, and expect to continue to sell, a portion of our products outside of China through the local contractors. Because the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries to which we sell our products. If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected. If we are required to stop selling such allegedly infringing products, obtain a license and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations and financial condition may be materially and adversely affected.

We also sell or install other types of energy recovery systems manufactured by a third party and our inability to continue to do so may make us less competitive in the market and decrease our revenues.

We do not manufacture all types of the energy recovery systems that we sell or install. In the sulfuric acid industry, our proprietary energy recovery systems are used for high and middle temperature applications. We also sell and/or install low temperature energy recovery systems manufactured by a third party specifically for sulfuric acid manufacturing facilities. Also, in the future, we may sell or install energy recovery systems that we manufacture under licenses from third parties owning the proprietary rights to such energy recovery systems. These energy recovery systems allow us to serve the low temperature market segment in the sulfuric acid manufacturing sector that we are unable to serve with our own proprietary energy recovery systems. Our current arrangement with this third party is on a project-by-project basis. If we are unable to continue offering these energy recovery systems to our customers, we may be unable to serve the low temperature market segment in the sulfuric acid manufacturing sector, thereby harming our competitive position and likely decreasing our revenues.

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

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 24% appreciation of the Renminbi against the U.S. dollar as of December 31, 2012 since the change in policy. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, to the extent that we need to convert U.S. dollars we received in a financing into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

In 2012, we continued to strengthen our internal control, reviewed corporate governance practices, and have improved the financial reporting systems in place. During our assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2011, we found that some of our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations. We also lack qualified resources to perform our internal audit functions properly. We did take some actions (further described in Item 9A, Controls and Procedures) to remediate these weaknesses in 2012; however, our assessment of internal controls over financial reporting as of December 31, 2012 led to the conclusion that internal control over financial reporting continues to not be effective. With further remediation activities planned, we are planning to remediate this matter by the end of 2013.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of our preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. In addition, issuing preferred stock could have the effect of delaying or preventing a change in control.

Risks Related to Doing Business in China

Our business is exposed to risks associated with the economic, environmental and political conditions in China because the substantial majority of our assets are located in China and the majority of our revenues are derived from our operations in China.

Because our headquarters and manufacturing facilities are located in China, our business is disproportionately exposed to the economic, environmental and political conditions of the region. The country's political and economic systems are very different from more developed countries and uncertainties may arise with changing governmental policies and measures. China also faces many social, economic and political challenges that may produce instabilities in both its domestic arena and in its relationship with other countries. These instabilities may significantly and adversely affect our performance. In addition, as the Chinese legal system develops, there can be no assurance that changes in laws and regulations and their interpretation or their enforcement will not have a material adverse effect on our business operations. As a large portion of our target customers are also located in China and are subject to the aforementioned risks, our business may also be adversely affected by the effects of the conditions within the region upon them.

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

Due to the recent global financial crisis, the Chinese government has strengthened measures to control exchange of Renminbi into foreign currencies and outbound payments by, among other things, requiring prior approval from the Chinese State Administration of Foreign Exchange ("SAFE") before taking such actions in some cases. As a result, it has become more difficult for us to exchange Renminbi into foreign currencies and to make payments to entities and individuals outside of China. In some cases we need SAFE's prior approval to do so. If these measures are not loosened in the near future, our ability to pay dividends in foreign currencies is restricted and if we are unable to obtain SAFE's prior approval when needed, we will not be able to pay dividends in foreign currencies at all. We cannot assure you that the Chinese government will not further restrict access to foreign currencies for current account transactions in the future.

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

Registered public accounting firms in China, including our independent registered public accounting firm, are not inspected by the U.S. Public Company Accounting Oversight Board, which deprives us and our investors of the benefits of such inspection.

Auditors of companies whose shares are registered with the U.S. Securities and Exchange Commission and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the U.S. Public Company Accounting Oversight Board (“the “PCAOB”) and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards applicable to auditors. Our independent registered public accounting firm is located in, and organized under the laws of, the PRC, which is a jurisdiction where the PCAOB, notwithstanding the requirements of U.S. law, is currently unable to conduct inspections without the approval of the Chinese authorities, which approval has not been granted for auditors such as our independent registered public accounting firm. This lack of PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of our independent registered public accounting firm. As a result, we and investors in our common stock are deprived of the benefits of such PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Proceedings instituted recently by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. Rule 102(e)(1)(iii) grants to the SEC the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by the SEC, after notice and opportunity for a hearing, to have willfully violated any such laws or rules and regulations. While we cannot predict the outcome of the SEC’s proceedings, if our independent registered public accounting firm were denied, temporarily or permanently, the ability to practice before the SEC, and we are unable to find timely another registered public accounting firm which can audit and issue a report on our financial statements, our financial statements could be determined to not be in compliance with the requirements for financial statements of public companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a determination could ultimately lead to the SEC revoking the registration of our common stock under the Exchange Act pursuant to Section 12(j) thereof, in which event broker-dealers thereafter would be prohibited from effecting transactions in, or inducing the purchase or sale of, our common stock in the United States.

Frequent press reports in the United States questioning the VIE structure used by us and other Chinese companies publicly-traded in the United States appear to have created concern among investors, and may cause such an effect in the future.

In recent years various prominent Western news outlets have questioned the use by Chinese companies that are publicly-traded in the United States of VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China, including businesses we are engaged in such as energy-saving related industry. Some of such news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing concern among investors in several Chinese companies, including us, that are publicly-traded in the United States. While we are not aware of any causal connection between the recently reported accounting scandals and the use of VIE structures, it is possible that investors in our common stock will believe that such a connection exists. Any of such circumstances could lead to further loss of investor confidence in Chinese companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

The contractual arrangements between our subsidiaries and our VIE may result in adverse tax consequences.

PRC laws and regulations emphasize the requirement of an arm’s length basis for transfer pricing arrangements between related parties. The laws and regulations also require enterprises with related party transactions to prepare transfer pricing documentation to demonstrate the basis for determining pricing, the computation methodology and detailed explanations. Related party arrangements and transactions may be subject to challenge or tax inspection by PRC tax authorities.

Under a tax inspection, if our transfer pricing arrangements between the China-based subsidiaries and VIE are judged as tax avoidance, or related documentation does not meet the requirements, our China-based subsidiaries and VIE may be subject to material adverse tax consequences, such as transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by VIE, which could adversely affect us by (i) increasing VIE’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest and penalties being levied on us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

Our contractual arrangements with Shanghai Engineering and its respective shareholders may not be as effective in providing control over Shanghai Engineering as direct ownership of these companies.

We provide our engineering design services to our customer through Shanghai Engineering, a VIE. Our contractual arrangements with Shanghai Engineering and its respective shareholders provide us with effective control over Shanghai Engineering. See “Item 1. Business - Organizational Structure and Subsidiaries.” As a result of these contractual arrangements, we are considered to be the primary beneficiary of Shanghai Engineering and accordingly, we consolidate the results of operations, assets and liabilities of Shanghai Engineering in our consolidated financial statements. These contractual arrangements may not be as effective in providing us with control over Shanghai Engineering as direct ownership of Shanghai Engineering. In addition, Shanghai Engineering or its respective shareholders may breach the contractual arrangements. In any such event, we would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - uncertainties with respect to the Chinese legal system could have a material adverse effect on us.”

The shareholders, directors and officers of our VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Shanghai Engineering is jointly owned by Mr. Qinghuan Wu, one of our directors and our Chairman of the Board and Chief Executive Officer and his spouse, Mrs. Zhou jialing, who was formerly one of our directors and resigned in June 2011. Conflicts of interest between their role as shareholders of the VIE and their duties to our company may arise. In addition, both of them are also directors and executive officers of the VIE. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant VIE and must not use their respective positions for personal gain. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant VIE. Conflict may arise between these individuals’ fiduciary duties as director and officer of the VIE and our company.

We cannot assure you that when conflicts of interest arise, both of them will act in the best interests of our company or that conflicts of interest will be resolved in our favor. Currently, we do not have arrangements to address potential conflicts of interest between them and our company and a conflict could result in both of them as directors and officers of our company violating fiduciary duties to us. In addition, both of them may breach or cause the VIE to breach or refuse to renew the existing contractual arrangements that allow us to effectively control the VIE and receive economic benefits from them. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of the VIE, we would have to rely on legal proceedings, which could result in disruption of our business, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

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

As of December 31, 2012, we had 200,000 shares of our Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock outstanding. Also, all of the warrants issued in the Financing, currently exercisable into 3,241,709 shares of common stock, remain outstanding.

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

Period	High	Low
2012
Fourth Quarter	$0.40	$0.12
Third Quarter	$0.43	$0.20
Second Quarter	$0.55	$0.17
First Quarter	$0.59	$0.35
2011
Fourth Quarter	$0.82	$0.35
Third Quarter	$0.92	$0.55
Second Quarter	$1.15	$0.70
First Quarter	$1.25	$0.80

As of March 31, 2013, the last reported sales price on the Pink Sheets for our common stock was $0.15 per share. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 31, 2013, we had approximately 111 shareholders of record of our common stock. However, we currently believe that there are approximately an additional 800 shareholders who beneficially hold their shares through street name.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, certain information related to our compensation plans under which shares of our common stock are authorized for issuance. See Note 13 to the financial statements for greater details regarding equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plans approved by security holders	—	—	—
Plans not approved by security holders	3,891,709	$1.91	30,000
Total	3,891,709	$1.91	30,000

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2011 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

CER Hong Kong carries out its operations through its subsidiaries CER Shanghai and CER Yangzhou and an affiliated entity (variable interest entity (“VIE”)) with which CER Hong Kong has a contractual relationship, Shanghai Engineering. Effective as of May 1, 2003, Shanghai Engineering's manufacturing activities were carried out by Vessel Works Division located in Shanghai, China, through a lease agreement with Vessel Works Division's owner, which was terminated in April 2011. From May 2011, all of our production is carried out in CER Yangzhou, where we completed the first phase of construction of the plant in January 2011. The term “Company” refers to the group of companies described above.

CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, and CER Yangzhou are collectively hereinafter referred to as the “Group”.

The energy recovery systems that we produce capture industrial waste energy for reuse in industrial processes or to produce electricity and thermal power, which allow industrial manufacturers to reduce a portion of their energy costs, shrink their emissions and potentially generate sellable emissions credits. We have primarily sold energy recovery systems to chemical manufacturing plants to reduce their energy costs by increasing the efficiency of their manufacturing equipment and help control their pollution output. We have installed more than 156 energy recovery systems throughout China and in a variety of international markets.

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

Coming through the world economic crisis, we took more orders than anticipated from existing and new customers in 2011. The main reason is that we focused more attention and efforts on EPC contracts, which contributed to higher revenue. On January 8, 2011, CER signed an EPC contract for a major waste heat recovery system with Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhenjiang Kailin”), a related party of CER. The contract was valued at RMB 300 million (approximately $46 million). This project was fully completed by June 30, 2012.

During 2012, given the downturn of macro-economic environment in China, many potential customers have tightened or delayed their spending on capital expenditures. We are now facing more intense market competition. Furthermore, as we do not want to accept low-margin orders now, newly secured orders have significantly decreased in 2012. Since we are finishing previous sales orders gradually and getting fewer new ones, our operating and financial condition are subjected to an unprecedented pressure and challenge. Overall, we just completed a very difficult year. But in the event the Chinese economy improves in the forthcoming year, with the government supporting in the energy-saving and environmental protection industry and our new manufacturing facility in operation, we anticipate that we can obtain more EPC contracts and have positive results in the next few years.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis. Management believes that there are certain accounting estimates and management judgments that have greater influence on the financial statements, including the process of determining percentage completion on EPC project contracts, provision for impairment loss of receivables, provisioning for inventory, measurement of deferred taxes and related valuation allowances, and various fair value measurements. The most critical policies are discussed further herein and in Note 2 to the consolidated financial statements.

Revenue Recognition

The Company derives revenues principally from

(a)	Provision of EPC services, which are essentially turnkey contracts where the Company provides all services in the whole construction process from design, development, engineering, manufacturing, and procurement to installation;

(b)	Sales of energy recovery systems; and

(c)	Provision of design services.

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

Sales of the Company's energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, the Company ships the products to its customers in their entirety in one batch. The Company’s service arrangement also includes a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 12-24 months). The Company generally recognizes revenues including retainage from product sales when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the customer; (ii) products are shipped; (iii) title and risks of ownership have passed to the customer, which generally occurs at the time of delivery; (iv) the customer accepts the products upon a quality inspection performed by them; (v) the purchase price is agreed to between the Company and the customer; and (vi) collectability is reasonably assured. Net revenues represent the invoiced value of products, less returns and discounts, and are net of value-added tax.

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

In conjunction with sales to Zhenjiang Kailin, the Company provided guarantees to a third party which provided financing to Zhenjiang Kailin in November 2011, March 2012 and October 2012. The Company initially accounts for the guarantees at fair value as deferred revenue based on the quote guarantee fee percentage for loans with similar terms from financial institutions. The guarantee liabilities are amortized to revenue according to applicable U.S. GAAP accounting requirements as the underlying guarantees payment obligation is satisfied by Zhenjiang Kailin’s payments to its lenders. As of December 31, 2012, the deferred revenue related to CER’s guarantees for Zhenjiang was $246,608. As of December 31, 2012, Zhenjiang Kailin has made all required payments to CGN Energy in compliance with the payment schedule (Note 16).

Due to delay and certain technical issues encountered by CER and Zhenjiang Kailin’s accident that occurred in the operation of the waste heat recovery system the Company built for Zhenjiang Kailin, the Company agreed to extend Zhenjiang Kailin’s payment schedules without interest in May and July 2012, The Company considered that the extensions of repayment without interest were effectively sales concessions CER granted to Zhenjiang Kailin as a result of the project being delayed and technical issues encountered and recorded the discount impact of $1,709,299 for the outstanding accounts receivable as a deduction of revenue. The effective interest rate of the receivable based on the revised payment term was 10.65% based on the terms and credit risk of Zhenjiang Kailn at that time. The discount impact is accreted as interest income in the subsequent reporting periods. For the year ended December 31, 2012, the accretion recorded as interest income was $926,209. As a result of the deteriorating domestic market demand and Zhenjiang Kailin’s financial condition, CER performed an impairment analysis on the remaining outstanding balance due from Zhenjiang Kailin as of December 31, 2012 and recorded provision for impairment loss of $3,397,541. Consequently, the Company will cease to accrete interest income subsequent to December 31, 2012. The Company will reassess the provision for impairment of receivable together with unearned interest income of $783,090 at each reporting period and records additional provision for impairment or recovery of the receivable to Selling, General and Administrative Expenses in the subsequent reporting periods (Note 3 and 16).

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

We have concluded that Shanghai Engineering is a variable interest entity and that CER Hong Kong is the primary beneficiary thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-K, the Company recovered (recovers) substantially all of the profits of its VIE through service fees charged (particularly under the consulting and service agreements) and has the unilateral ability to do so through its wholly owned subsidiaries. Accordingly, through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIE and absorbs all, or substantially all, of the profits or losses; therefore, the Company is the primary beneficiary of such arrangements. Under the requirements of the FASB’s accounting standard regarding VIE, CER Hong Kong consolidates the financial statements of Shanghai Engineering. As all companies are under common control (see Note 1 to our consolidated financial statements), the consolidated financial statements have been prepared as if the arrangements by which these entities became variable interest entities had occurred retroactively. We have eliminated inter-company items from our consolidated financial statements.

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

The measurement basis for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, long term accounts receivable, short term loans, accounts payable, and other payables is carrying value, which approximates fair value. All such current assets and liabilities with the exception of cash and restricted cash (Level 1) and short term loans (Level 2) would be classified as Level 3 measurements due to the presence of Company-specific unobservable inputs. The following table presents information about the company’s fair value financial liabilities classified as Level 2 and Level 3 as of December 31, 2011 and December 31, 2012.

Balance as of December 31, 2012
Fair Value Measurements
Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$-
Derivative liability related to warrant (Note 12)	-	-	$-
Guaranty contract liability (Note 16)	-	$246,608	-

	Balance as of December 31, 2011
	Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	-	-	$21,274
Derivative liability related to warrant (Note 12)	-	-	$22,806
Guaranty contract liability (Note 16)	-	$89,068	-

A summary of changes in the Level 2-classified guaranty contract liability related to Zhejiang Kailin project (Note 16) for the year ended December 31, 2011 and 2012 is as follows:

Guaranty contract liability

Balance at December 31, 2010	$-
Guaranty contract liability	90,745
Change in fair value of guaranty contract liability	(1,677)
Balance at December 31, 2011	$89,068
Guaranty contract liability	233,638
Change in fair value of guaranty contract liability	(76,098)
Balance at December 31, 2012	$246,608

A summary of changes in the Level 3-classified derivative liabilities related to stock purchase warrants and a loan for the year ended December 31, 2011 and 2012 is as follows:

	Derivative liability for warrant	Derivative liability for loan

Balance at December 31, 2010	$1,332,760	423,307
Warrant cancellation (Note 12)	(15,547)	-
Change in fair value of derivative liability for warrant	(1,294,407)	-
Change in fair value of derivative liability for loan	-	(402,033)
Balance at December 31, 2011	$22,806	21,274
Change in fair value of derivative liability for warrant	(22,806)	-
Change in fair value of derivative liability for loan	-	(21,274)
Balance at December 31, 2012	$-	-

For assumptions used for the fair value measurement of the Level 2 guaranty contract liability and Level 3 derivative liabilities, please see Note 16 and Note 13, respectively.

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

Classification of Current/Non-Current Receivables

In view of the recent global economic slowdown, we have reviewed our receivable balances and reassessed each balance and its collectability during the forthcoming 12 months. Upon assessment, we have reclassified certain of these outstanding balances to non-current assets where we have arrangements with the customers to bill and collect a portion of the receivable after 12 months.

Provision for impairment loss of receivables due from Zhenjiang Kailin

The Company assesses at the end of each reporting period whether there is objective evidence that a receivable is impaired. Impairment loss is measured as the difference between the assets’ carrying amount and the present value of estimated future cash flows discounted at the receivable based on the effective interest rate for similar loans Zhenjiang Kailn might obtain from third party financial institutions at the time the receivable originated. And the impairment loss will be recorded as provision for impairment loss of receivables in balance sheets and Selling, General and Administrative Expenses in statements of income. The Company will reassess the provision for impairment of receivable at each reporting period and records additional provision for impairment or recovery of the receivable to Selling, General and Administrative Expenses in the subsequent reporting periods.

As a result of the deteriorating domestic market demand and Zhenjiang Kailin’s financial condition, CER performed an impairment analysis on the remaining outstanding balance due as of December 31, 2012. In March 2013, Zhenjiang Kailin provided a commitment letter to CER for a total repayment of RMB 77 million (approximately equivalent to $12.4 million) in the following 7 years, including an annual minimum repayment of RMB 10 million (approximately equivalent to $1.6 million) from 2013 to 2018 and RMB 17 million (approximately equivalent to $2.8 million) in 2019 in accordance with its business forecasts to fully repay the outstanding payment due to CER. Although CER acknowledged the receipt of the commitment letter, it was not a legally enforceable agreement between CER and Zhenjiang Kailin, and CER can continue to assert its rights under the repayment schedule disclosed above.

Based on the impairment analysis CER performed, including the assessment of Zhenjiang Kailin’s business forecast, CER expected that Zhenjiang Kailin will be able to fully repay all outstanding amount over the next 7 years with an annual minimum repayment of RMB 10 million from 2013 to 2018 and RMB 17 million in 2019. A provision for impairment loss on long term receivable of $3,397,541 was recorded based on the management’s best estimate of future cash flow, i.e., Zhenjiang Kailin will repay RMB 10 million or RMB 17 million annually over the next 7 years, discounted at the long term receivable’s effective interest rate of 10.65% obtained in May 2012. The impairment loss has been included in the Selling, General and Administrative (“SG&A”) Expenses of the CER’s financial statements. The Company will reassess the provision for impairment of receivable at each reporting period and record any changes as an adjustment to the provision for impairment loss and corresponding SG&A expense.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The update under ASU 2011-11 requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. The update under ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The Company is currently evaluating the impact on its financial statements of adopting this update.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The Company is currently evaluating the impact on its financial statements of adopting this update.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this Update) and should disclose that fact. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this update.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this update.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2011 and December 31, 2012

The following table sets forth the results of our operations for the years indicated as a percentage of revenues:

	Fiscal Year Ended December 31,
	2011		2012
REVENUES
EPC - third parties	$49,720,612	54.7%	72,158,200	78.1%
EPC - related party(Note 16)	32,503,158	35.7%	6,598,459	7.1%
Total EPC revenues	82,223,770	90.4%	78,756,659	85.2%
Products - third parties	8,763,477	9.6%	13,705,054	14.8%
Total revenues	90,987,247	100.0%	92,461,713	100.0%

COST OF REVENUES
Cost of revenues - EPC (Note 16)	(70,646,416)	(77.6)%	(67,058,420)	(72.5)%
Cost of revenues - products	(7,084,909)	(7.8)%	(10,424,125)	(11.3)%
Total cost of revenues	(77,731,325)	(85.4)%	(77,482,545)	(83.8)%

Gross Profit	13,255,922	14.6%	14,979,168	16.2%

Selling, General, and Administrative Expenses	(9,991,632)	(11.0)%	(13,153,371)	(14.2)%
Income from Operations	3,264,290	3.6%	1,825,797	2.0%

OTHER INCOME (EXPENSES)
Change in fair value of warrant liability	1,294,407	1.4%	22,806	0.0%
Change in fair value of derivative liability	402,033	0.4%	21,274	0.0%
Other non-operating income (expenses), net	(423,364)	(0.5)%	328,989	0.3%
Investment income	-	-	2,977	0.0%
Interest expense	(1,801,056)	(1.9)%	(866,261)	(0.9)%
Total other expenses	(527,980)	(0.6)%	(490,215)	(0.6)%

Income Before Income Taxes	2,736,310	3.0%	1,335,582	1.4%

Income tax expense	(740,642)	(0.8)%	(1,238,289)	(1.3)%

Net Income	1,995,668	2.2%	97,293	0.1%

Other Comprehensive Income:
Foreign currency translation adjustments	875,480	1.0%	316,655	0.3%

Comprehensive Income	$2,871,148	3.2%	413,948	0.4%

Revenues. Our revenues include revenues from sales of energy recovery systems and EPC contracts. Revenues increased to $92,461,713 for the year ended December 31, 2012 as compared to $90,987,247 for the year ended December 31, 2011, an increase of $1,474,466 or 2%. This increase was mainly due to the net impact of the increase from third parties and the decrease from one related party. Although the average revenue recognized per EPC contract decreased by $950,835, from $5,873,126 per contract in 2011 to $4,922,291 per contract in 2012, and the average revenue recognized per product contract decreased by $35,084, from $438,174 per contract in 2011 to $403,090 per contract in 2012, the number of EPC contracts increased by 2 from 14 in 2011 to 16 in 2012, and the number of product contracts increased by 14 from 20 in 2011 to 34 in 2012. The significant increases in the number of EPC and product contracts from third parties was mainly due to the expansion of production as a result of the completion of the construction in Phase One of our Yangzhou manufacturing facility from the first half year of 2011 and enhanced capacities to obtaining more sales orders. In addition, one significant contract was signed with Ningbo Xinfu, for an amount of $27.6 million. For the year ended December 31, 2012, revenues from this contract amounting to $18.4 million were recognized and accounted for 23% of the total EPC revenues. The increase of product contract was mainly a result of the price strategy of the Company, which reduced selling price and attract more orders since the beginning of this year.

As for the related party, one significant EPC contract signed with Zhenjiang Kailin in mid-2010 lasting more than one year from early 2011 to mid-2012, which lead to more than $32 million of revenue for the year ended December 31, 2011, accounting for 36% of the total revenue at that time, whereas only $6 million was recognized in 2012 due to the project being completed as of June 30, 2012, which lead to less revenue in related parties.

	2011	2012	Change ($)	Change (%)
Average Revenue per Contract
EPC	$5,873,126	4,922,291	(950,835)	(16)%
Products	$438,174	403,090	(35,084)	(8)%
Average Revenue per Contract	$2,676,095	1,849,234	(826,861)	(31)%
Number of Contracts Completed
EPC	14	16	2	14%
Products	20	34	14	70%
Total Number of Contracts Completed	34	50	16	47%

Cost of Revenues. Cost of revenues decreased to $77,482,545 for the year ended December 31, 2012, as compared to $77,731,325 for the year ended December 31, 2011, a decrease of $248,780, or 0.3%. The decrease is mainly due to the Company strengthened the supervision and control on distribution of raw materials, which lead to the cost of revenues having a slight decrease in spite of an increased in revenue for the year ended December 31, 2012 compared to 2011. As a percentage of revenues, cost of revenues decreased by 1.6% from 85.4% for the year ended December 31, 2011 to 83.8% for the year ended December 31, 2012. The largest driver of total gross margin is that we shifted production into our new manufacturing facility and began to incur anticipated lower costs related to our new facility which lowers the cost of revenue. The gross profit margin on EPC contracts increased from 14.1% for the year ended December 31, 2011 to 14.9% for the year ended December 31, 2012, an increase of 0.8%, mainly due to three large EPC contracts with Wuxi Gelin, Ningbo Xinfu and Beijing Guodian, primarily undertaken in 2012, which made up 50% of total EPC revenue, having a higher margin of around 16%. Furthermore, there were several relatively smaller project carried out in the current year bearing a higher margin in excess of 20%. In addition, one significant EPC contract for customer Zhenjiang Kailin, commencing from early 2011 to mid-2012, which made up 36% of total revenue for the year ended December 31, 2011, bore a relatively lower profit margin of 14% (excluding the impact of discounted revenue and penalty at that time) considering the contract value is relatively high. In addition, the gross profit margin on product sales increased from 19.2% to 23.9% owing to two export contracts which had higher margins.

The following table sets forth the analysis of cost of revenues and margin:

	2011	2012
Cost of Revenues:
EPC	70,646,416	67,058,420
Products	7,084,909	10,424,125
Total Cost of Revenues	$77,731,325	77,482,545
Gross Margin:
EPC	14.1%	14.9%
Products	19.2%	23.9%
Gross Profit Margin	14.6%	16.2%

Gross Profit. Gross profit was $14,979,168 for the year ended December 31, 2012 as compared to $13,255,922 for the year ended December 31, 2011, an increase of $1,723,246 or 13%. The gross margins were 14.6% and 16.2%, respectively, for the years ended December 31, 2011 and 2012. The higher gross profit is mainly due to the higher margin from EPC and product contracts in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13,153,371 for the year ended December 31, 2012, as compared to $9,991,632 for the year ended December 31, 2011, an increase of $3,161,739 or 32%. Selling, general and administrative expenses, as a percentage of revenue, increased from 11.0% for the year ended December 31, 2011 to 14.2% for the year ended December 31, 2012, an absolute increase of 3.2%. This operating leverage effect resulted from the larger business and sales volume of 2012 compared to 2011. The following table sets forth the principal changes in selling, general and administrative expenses:

	2011	2012	Change($)	Change (%)

Salary expenses	3,591,632	5,074,083	1,482,451	41	%(1)
Depreciation and amortization expense	423,726	763,897	340,171	80	%(2)
Administration fees	1,425,565	1,094,049	(331,516)	(23	)%(3)
Consulting service fee	1,306,597	763,127	(543,470)	(42	)%(4)
Bad Debt	1,010,103	73,241	(936,862)	(93	)%(5)
Option amortization	260,224	28,266	(231,958)	(89	)%(6)
Provision for impairment of receivable due from Zhenjiang Kailin	-	3,355,206	3,355,206	NA	(7)
Subtotal	$8,017,847	$11,151,869	$3,134,022	39%

The absolute decrease is mainly due to the following reasons:

(1)	Salary expense increased by $1,482,451 or 41% for the year ended 2012 as compared to 2011, as a result of additional administration staff needed for the new plant in Yangzhou, the addition of top and middle level management, and gradual increases in personnel salaries.

(2)	Depreciation and amortization expenses increased by $340,171, mainly due to the new office building which was purchased in June 2011 in Shanghai, and the purchase of more office equipment and software.

(3)	Administrative expense decreased by $331,516 due to the Company incurring one-time costs in the closing of its former production facility, which generated total removal charges and transfer costs of $135,000 and the opening costs for the Yangzhou plant which amounted to $150,000 in early 2011. Furthermore, the property title deed tax of approximately $220,000 for the new office building in Shanghai incurred in June 2011 also contributed to the decrease of administration fees.

(4)	Consulting service fee decreased by $543,470 because, as our business is maturing, we have hired more full-time employees and relied less on consultants.

(5)	Bad debts expense decreased by $936,862 from $1,010,103 for the year ended 2011 to $73,241 for the year ended 2012, mainly due to the managements strengthened control on accounts receivable due from customers this year.

(6)	Option amortization expense decreased by $231,958 because of the modification of options granted under the Company’s Option Plan in June 2011, when the Board of Directors resolved to adjust the exercise price of two Directors’ options from $1.22 to $0.73 per share and options from $1.58 to $0.73 per share. The Board also resolved to accelerate the vesting period of one Director’s options from 3 years to 2 years, such that all the shares underlying the option were deemed vested as of June 7, 2011. The modification of the options pursuant to US GAAP required the Company to record any incremental fair value arising from the modification as compensation cost. The total incremental compensation cost in respect of such acceleration and option modification is $202,106, with no such amounts in the current period.

(7)	Amount mainly represented provision for accounts receivable due from Zhenjiang Kailin resulting from the extension of the payment schedule, which is further described in Note 3 and 16.

Income from Operations. As a result of the above, income from operations totaled $1,825,797 for the year ended December 31, 2012 as compared to income of $3,264,290 for the year ended December 31, 2011, a decrease of $1,438,493 or 44%. As a percentage of revenues, income from operations represents 2.0% of total revenue for the year ended December 31, 2012, as compared to income from operations represents 3.6% of total revenue for the year ended December 31, 2011. The change is mainly attributable to the increase in the selling, general and administrative expenses.

Other Income (Expenses), net. Other expenses were $490,215 for the year ended December 31, 2012, as compared to other expenses of $527,980 for the year ended December 31, 2011, an absolute decrease of $37,765, as further described in the next three paragraphs.

Change in fair value of warrants and derivative liabilities. This resulted from the valuation of warrants and derivative liabilities. The $1,696,440 gain recognized in 2011 was due to significant declines in the Company's stock price; whereas a smaller gain of $44,080 was recognized in 2012 due to small increases in the Company's stock price as the related contracts approached maturity.

Non-operating Income/(Expense). Non-operating income/(expense) consists primarily of foreign exchange losses on purchasing transactions and subsidy income.

	For the year ended December 31,
	2011	2012

Foreign exchange losses (income)	1,340,484	(126,136)
Other non-operating income	(917,120)	(202,853)
Total other non-operating expenses (income), net	$423,364	$(328,989)

During the year ended December 31, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). With RMB appreciation against the US dollar from RMB 6.62 to $1 to RMB 6.30 to $1 over the year ended December 31, 2011, an exchange loss of $1.3 million was realized for the year ended December 31, 2011 due to the large amount of import transactions related to CER Yangzhou, whereas due to the slight appreciation of RMB against USD over the year ended December 31, 2012, an exchange gain of $126,136 was realized for the year ended December 31, 2012.

Meanwhile, CER recognized a subsidy income of $998,686 received by CER Yangzhou from a research and development fund administered by the Yizheng industrial park in 2011 compared to only $179,314 in 2012. In addition, CER recognized a subsidy income of $139,439 received by CER Shanghai and Shanghai Engineering from transformation and upgrading fund administered by the Shanghai local bureau of finance in 2012. The subsidy income is not tied to any specific element of the business, and cannot be reclaimed by the research and development fund.

Interest Expense, net. Interest expense, net, decreased to $866,261 for the year ended December 31, 2012, as compared to $1,801,056 for the year ended December 31, 2011, a decrease of $934,795 or 52%. This decrease was mainly due to slightly lower average long term loan balances borrowed mostly for trade financing and working capital and interest income recorded for Zhenjiang Kailin accounts receivable accretion, which is further described in Note 15.

Income From Operations Before Income Taxes. As a result of the foregoing, income before provision for income taxes was $1,335,582 for the year ended December 31, 2012, as compared to an income of $2,736,310 for the year ended December, 2011, a decrease of $1,400,728 or 51%.

Income Tax Expense. The normal applicable income tax rate for the operating entities in China is 25%. Pursuant to the PRC income tax laws, Shanghai Engineering and CER Shanghai are subject to enterprise income tax at a statutory rate of 15% and 12.5%, respectively, as the high technology entities. For the year ended December 31, 2012, the Company incurred $1,238,289 of income tax provision, as compared to an income tax provision of $740,642 for the year ended December 31, 2011, an absolute change of $497,647. The change was mainly resulted from lager income before income taxes and CER (Hong Kong) tax provision.

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC. CER (Hong Kong) also has estimated taxable profits in the PRC for the year ended December 31, 2012. As such, CER (Hong Kong) is likely to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. For the year ended December 31, 2012, CER (Hong Kong) recognized taxes, included in the consolidated tax provision, of $773,186. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16 and income tax for the intra-entity sales of the subsidiary’s shares further described in Note 1. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Net Income. As a result of the foregoing, we incurred net income of $97,293, for the year ended December 31, 2012 as compared to net income of $1,995,668 for the year ended December 31, 2011, an absolute decrease of $1,898,375 or 95%.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings from banks and other lenders including related parties. Our principal uses of cash have been to finance working capital, facility expansions, and other capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

As at December 31, 2012, we had cash of $1.1 million and a working capital deficit of $36.4 million ($24.2 million as of December 31, 2011). Current liabilities exceeded current assets by $27 million after excluding advances from customers and advances to suppliers. The primary driver of the increased working capital deficit was the $15 million extension of payment terms of accounts receivable for customers Zhenjiang Kailin and Jiangsu SOPO (resulting in a reclassification of current receivables to noncurrent receivables), which are described in Notes 3 and 16 to the consolidated financial statements. Meanwhile, fewer new EPC orders were secured during the year ended December 31, 2012 resulting in $24 million and $12 million decreases in customer deposits and advance to suppliers, respectively, compared to the year-end of 2011. We have been in an overall all-in net current liability position since 2010 and have operated our business with such a net current liability position for three years while continuing to grow our customer base, contract backlog, and business. Three years of operating history provides historical evidence that we can utilize advances received from our customers to fund operations. Except for the Zhenjiang Kailin EPC project and Jiangsu SOPO dock project (see Note 3(b)), we generate cash from operations predominantly from advances from our EPC customers before we make advances to our suppliers. This provides a window of time for us to utilize the advances from customers as short term financing with free interest to contribute to operating cash flows.

Given the downturn of macro-economic environment in China, many potential customers have tightened or delayed their spending on capital expenditures. We were facing more intense market competition in 2012. As we do not want to accept low-margin orders now, newly secured orders have significantly decreased in 2012. As of December 31, 2012, the secured backlog for the coming year decreased from $50 million to $45 million mainly due to the execution of the contracts signed in 2012. Besides, one big domestic EPC project amounting to $28 million and several product contracts amounting to $8 million were under proposal status.

For the Zhenjiang Kailin project and SOPO dock project, we did not request significant advances from those customers, due to these close business relationships we have (see Note 16). We made such arrangements to balance our respective interests and keep long term strategic relationships. Subsequent to the first quarter of 2012, Jiangsu SOPO and CER entered into an agreement to revise the payment schedule of outstanding receivables related to the SOPO dock project into 36 monthly installments of 3 years, starting from May 2012 and SOPO has made payments on schedule in the past 8 months, as further described in Note 3. Similarly, subsequent to the first quarter of 2012, Zhenjiang Kailin and CER also entered into an agreement to revise the payment schedule of outstanding receivables related to the Zhenjiang Kailin project, such that remaining payments related to the project are now due in December 2012, June 2013, September 2013, and December 2013. In October 2012, Zhenjiang Kailin repaid part of the first installment of $3,178,098 through a financing arrangement with CGN. The remaining $1,637,202 which was originally due by December 31, 2012 was defaulted. In March 2013, Zhenjiang Kailin issued a commitment letter to CER for a total repayment of RMB 77 million (approximately equivalent to $12.4 million) in the following 7 years, including an annual minimum repayment of RMB 10 million (approximately equivalent to $1.6 million) from 2013 to 2018 and RMB 17 million in 2019 in accordance with its business forecasts. For more information, refer to Note 16.

Our forecasted cash flows for the forthcoming twelve months, which consider a range of possible outcomes, indicate that is possible that our cash resources may be exhausted. However, the Company believes it is able to, and will, adjust and control capital expenditures and financing inflows in order to influence the core assumptions underlying this forecast, alleviate this pressure, and to raise sufficient funds for the Company to continue as a going concern. The key assumptions include, but are not limited to the following:

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

We expect that net cash outflows from operations may be negative for the forthcoming twelve months, which takes into account the current macroeconomic environment and depressed margins, expected progress billings, expected margins, cash received in advance from customers, and cash to be expended for supplier advances, and the extension of payment terms on key receivables. By the end of December 2012, the Company has secured backlog of $45 million, one potential order of $28 million and several product contracts of $8 million in proposal stage. With or without taking the potential orders into consideration, net operating cash flow is expected to be negative $8 million and negative $18 million in the subsequent four quarters of 2013, respectively.

Capital expenditures to continue and complete construction of Phase II of our Yangzhou plant will require significant cash resources in the forthcoming 12 months, possibly as much as $20 million. Phase II is a capacity expansion project aligned to our goal to grow and fulfill EPC orders in the future. To a significant extent, higher future profit margins and ability to handle higher project and product volumes depend on the completion of this facility.

Management has significant ability to eliminate or delay capital expenditures (other than $8.3 million firmly committed as disclosed in the Contractual Obligations table in this section). Such actions would be taken if key developments threatening our cash flow assumptions occur (such as further reductions in forecasted operating cash flows, any inability to refinance existing debt, or any delay of long-term financing for Phase II of construction of the CER Yangzhou plant). Under a scenario where the in-progress financing with Bank of China is not obtained, management has the ability and business intention to use the land use rights of Phases I (completed) and II (in process) as collateral pledges to secure further borrowings.

As at 31 December 2012, the total interest-bearing debt balance was $23.5 million, including short-term bank loan of $20.3 million and product financing of $3.2 million (Note 7). Except for the $3.2 million product financing from China Greatwall Industry Corporation (“Greatwall”) which were secured by equivalent worth of equipment, all other debt was secured by tangible assets (mainly buildings and land use rights), bank acceptance notes, and was guaranteed by Mr. Wu (the controlling shareholder and CEO of CER). Management has obtained a letter of support from Mr. Wu to demonstrate his continuing commitments to CER by providing personal guarantees on all bank loans in 2013. With the support of Mr. Wu and tangible assets, management has confidence in servicing most of the existing debts in 2013. To the extent that factors underlying our core assumptions deteriorate further, we are able to eliminate or delay projected capital expenditures, and will consider further collateralization of existing available assets to try to obtain new financings, in an effort to have sufficient cash resources.

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

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. However, as of December 31, 2012, the Group reported a negative working capital balance of $36.4 million and had negative cash flows of $2.5 million for the year ended December 31, 2012. The Group expects such negative working capital to continue into the foreseeable future and will need to obtain new sales orders and additional financing to fund its daily operations. These factors raise substantial doubt about the Group’s ability to continue as a going concern. In order to continue its operations, the Group must obtain additional sales orders to achieve profitable operations, raise more funds, and/or curtail its capital expenditures. The Group implemented plans to postpone spending for capital expenditures and has been and continues to be in negotiations with several domestic banks in China and state-owned companies for additional financing. There can be no assurance, however, that such financing will be successfully completed or completed on terms acceptable to the Group. The Group’s plans of operations, even if successful, may not result in cash flow sufficient to finance and maintain its business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Note 7 – Short Term Loans for additional information.

On March 8, 2013, Bank of China Jiangsu Branch approved CER's application for a loan facility of RMB 130 million (equivalent to approximately $21 million). The effective duration of the loan facility will be five years and CER Yangzhou's land use right and fixed assets will be pledged as collateral. The interest rate will be 20% above the People’s Bank of China’s benchmark rate, which at the current time is 6% within one year, 6.15% from one to three years, and 6.4% from three to five years. It is anticipated that the formal agreement of this loan facility will be arranged and signed off in April 2013.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Year ended December 31,
	2011	2012
Net cash provided by operating activities	$6,863,131	$1,848,537
Net cash used in investing activities	(12,229,249)	(8,401,342)
Net cash provided by financing activities	5,797,700	4,052,837
Effect of exchange rate changes on cash	151,788	11,735
Net increase/(decrease) in cash	583,370	(2,488,233)
Cash at the beginning of year	2,996,076	3,579,446
Cash at the end of year	$3,579,446	$1,091,213

Operating Activities

Net cash provided by operating activities was $1,848,537 for the year ended December 31, 2012 versus $6,863,131 for the year ended December 31, 2011. The change of cash flows in operating activities was due to the net impact of cash inflows from lower advances on inventory purchases, and inventories; offset by cash outflows for decrease in accounts payable, advances from customers and increase in accounts receivable.

In summary, the cash outflows required were lower than the cash inflow generated from operating activities, which led to the net cash provided by operating activities.

Investing Activities

Net cash used in investing activities was $8,401,342 for the year ended December 31, 2012 compared to net cash used in investing activities of $12,229,249 for the year ended December 31, 2011, a decrease of $3,827,907. The change was mainly due to the lower levels of expenditures incurred for the construction of Phase II of CER Yangzhou plant, and the purchase of an office building in Shanghai in the first half of 2011.

Financing Activities

Net cash provided by financing activities was $4,052,837 for the year ended December 31, 2012 versus net cash provided by financing activities was $5,797,700 for the year ended December 31, 2011, a decrease of $1,744,863. The Company drew down cash of $30,744,479 from short term loans, repaid $21,681,692 of short term loans and $5,000,000 of a convertible note in 2012. In 2011, the Company repaid $3,803,621 of long-term loans and $10,703,605 of short-term loans according to the loan repayment schedule, while it drew down $20,304,926 from short term loans and via discounting of letters of credit.

Capital Resources

The Company’s major capital injections have historically been through borrowings from banks or financial institutions, which are listed in Note 7 to the Company’s Consolidated Financial Statements.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years

Debt maturities	23,524,779	23,524,779	-
Purchasing obligations	18,485,754	18,424,488	61,266
Capital investment obligations(1)	19,568,094	8,326,350	11,241,744
Total	$61,578,627	$50,275,617	$11,303,010

(1)	With the ongoing Phase II construction of CER’s Yangzhou facility and other deployment needs, capital expenditures for 2013 are expected to range from $19 million to $21 million. The capital investment contractual obligation which cannot be terminated was about $8.3 million.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have entered into three financial guarantees to guarantee the payment obligations of one related party Zhenjiang Kailin. CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for the portion of the project contract price. CER sold certain equipment integral to the project to CGN Energy. As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement. If there is any default by Zhenjiang Kailin, CGN Energy must first look for recourse from Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy; then to Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin; and finally to CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat power generation project contract.

The three guarantees consisted of the following:

Date	Guarantee Contract Amount	Outstanding Guarantee Contract Amount as of December 31, 2012
November 25, 2011	$4,699,733	$2,348,261	(1)
March 20, 2012	6,048,017	4,536,013	(2)
October18, 2012	3,755,934	3,630,736	(3)
Subtotal	$14,503,684	$10,515,010

(1)	On November 25, 2011, CER Yangzhou entered into the first guaranty contracts regarding the Zhenjiang Kailin contract with third party CGN Energy Service Co., Ltd. (“CGN Energy”). CER Yangzhou and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the project contract price. CER sold certain equipment integral to the project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period at a price of RMB 29.28 million (approximately $4.69 million).

(2)	On March 20, 2012, CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for another portion of the project contract price (similar to the financing arrangement with CGN Energy in 2011). CER sold certain equipment integral to the project to CGN Energy at a price of RMB30 million (approximately $4.8 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period at a price of RMB 37.7 million (approximately $6 million).

(3)	On October 18, 2012, CER Yangzhou entered into a guaranty contract with Zhenjiang Kailin and CGN Energy in connection with a third financing for Zhenjiang Kailin project (similar to the financing arrangement with CGN Energy in 2011). CER Shanghai and Shanghai Engineering signed two contracts to sell certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat power generation project to CGN Energy each at a price of RMB9.9 million (approximately $1.57 million), for a total amount RMB 19.8 million (approximately $3.14 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 30 month period at a price of RMB23.4 million ( approximately $3.76 million).

As of December 31, 2012, Zhenjiang Kailin has made all required payments to CGN Energy in compliance with the payment schedule.

Except for the above, we have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

CHINA ENERGY RECOVERY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

China Energy Recovery, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of China Energy Recovery, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated deficits, a negative working capital balance and negative cash flow that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Shanghai, the People’s Republic of China

April 16, 2013

CHINA ENERGY RECOVERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2012

	December 31, 2011	December 31, 2012
ASSETS

Current Assets:
Cash	$3,579,446	$1,091,213
Restricted cash	882,428	3,434,824
Notes receivable	1,779,233	497,581
Accounts receivable - third parties	11,639,138	14,726,322
Accounts receivable - related parties	9,088,157	1,605,100
Inventories, net	14,678,312	8,449,766
Other current assets and receivables	333,376	425,038
Advances on purchases	21,276,652	9,317,116
Short-term investments	79,355	-
Total current assets	63,336,097	39,546,960

Non-Current Assets:
Property, plant and equipment, net	26,159,602	28,199,889
Deferred tax assets	621,940	788,413
Intangible assets	4,999,883	4,930,452
Long term accounts receivable, net - third parties	-	4,023,840
Long term accounts receivable, net - related party	-	6,608,981
Total non-current assets	31,781,425	44,551,575
Total Assets	$95,117,522	$84,098,535

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable (including accounts payable of the consolidated variable interest entity without recourse to the Company of $7,998,479 and $11,394,637 as of December 31, 2011 and 2012, respectively)	$21,625,205	$26,935,238
Notes payable (including notes payable of the consolidated variable interest entity without recourse to the Company of nil and nil as of December 31, 2011 and 2012, respectively)	1,396,648	168,657
Accrued expenses and other liabilities (including accrued expenses and other liabilities of the consolidated variable interest entity without recourse to the Company of $82,936 and $1,254,253 as of December 31, 2011 and 2012, respectively)	1,269,950	3,556,298
Advances from customers (including advances from customers of the consolidated variable interest entity without recourse to the Company of $7,151,306 and $4,407,224 as of December 31, 2011 and 2012, respectively)	42,742,078	18,692,220
Taxes payable (including taxes payable of the consolidated variable interest entity without recourse to the Company of $1,180,672 and $1,809,749 as of December 31, 2011 and 2012, respectively)	1,220,334	3,051,906
Long term loans, current portion (including long term loans, current portion of the consolidated variable interest entity without recourse to the Company of nil and nil as of December 31, 2011 and 2012, respectively)	4,850,945	-
Short term loans (including short term loans of the consolidated variable interest entity without recourse to the Company of nil and $7,222,950 as of December 31, 2011 and 2012, respectively)	14,388,649	23,524,779
Derivative liability, current (including derivative liability, current of the consolidated variable interest entity without recourse to the Company of nil and nil as of December 31, 2011 and 2012, respectively)	21,274	-
Total current liabilities	87,515,083	75,929,098

Non-Current Liabilities:
Warrant liability (including warrant liability of the consolidated variable interest entity without recourse to the Company of nil and nil as of December 31, 2011 and 2012, respectively)	22,806	-
Deferred revenue (including deferred revenue of the consolidated variable interest entity without recourse to the Company of nil and nil as of December 31, 2011 and 2012, respectively)	89,068	246,608
Total non-current liabilities	111,874	246,608
Total liabilities	$87,626,957	$76,175,706
Commitments and contingencies (Note 19)	-	-

Shareholders’ Equity:
Convertible preferred stock (US$0.001 par value; 50,000,000 shares authorized, 200,000 shares issued and outstanding both as of December 31, 2011 and 2012, respectively)	189	189
Common stock (US$0.001 par value; 100,000,000 shares authorized, 31,085,859 and 31,085,859 shares issued and outstanding as of December 31, 2011 and 2012, respectively)	31,085	31,085
Treasury Stock (Nil and 33,853 shares repurchased as of December 31, 2011 and December 31, 2012, respectively)	-	(9,950)
Additional paid-in-capital	8,758,236	8,786,502
Accumulated deficits	(3,094,667)	(2,997,374)
Statutory reserves	509,596	509,596
Accumulated other comprehensive income	1,286,126	1,602,781
Total shareholders' equity	7,490,565	7,922,829
Total liabilities and shareholders' equity	$95,117,522	$84,098,535

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF  INCOME

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

	Fiscal Year Ended December 31,
	2011	2012
REVENUES
EPC - third parties	$49,720,612	$72,158,200
EPC - related party (Note 16)	32,503,158	6,598,459
Total EPC revenues	82,223,770	78,756,659
Products - third parties	8,763,477	13,705,054
Total revenues	90,987,247	92,461,713

COST OF REVENUES
EPC - third parties	(42,755,666)	(58,528,814)
EPC - related party (Note 16)	(27,890,750)	(8,529,606)
Total EPC cost revenues	(70,646,416)	(67,058,420)
Products - third parties	(7,084,909)	(10,424,125)
Total cost of revenues	(77,731,325)	(77,482,545)

Gross Profit	13,255,922	14,979,168

Selling, General and Administrative Expenses	(9,991,632)	(13,153,371)

Income From Operations	3,264,290	1,825,797

Other Income (Expenses):
Change in fair value of warrant liability	1,294,407	22,806
Change in fair value of derivative liability	402,033	21,274
Other non-operating income/(expenses), net	(423,364)	328,989
Investment income	-	2,977
Interest expense	(1,801,056)	(866,261)
Total other income (expenses)	(527,980)	(490,215)

Income Before Income Taxes	2,736,310	1,335,582

Income Tax Expense	(740,642)	(1,238,289)

Net Income	1,995,668	97,293

Other Comprehensive Income:
Foreign currency translation adjustments	875,480	316,655

Comprehensive Income	$2,871,148	$413,948

Income per share:
Basic	$0.06	$0.003
Diluted	$0.06	$0.003
Weighted average ordinary shares outstanding:
Basic	31,033,148	31,077,632
Diluted	31,033,148	31,077,632

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Statutory reserves	Accumulated deficits	Accumulated other comprehensive income	Total
Balance at January 1, 2011	200,000	$189	30,906,266	$30,906	-	-	$8,313,385	$132,802	$(4,713,541)	$410,646	$4,174,387

Common stock issued for consulting services	-	-	50,385	50	-	-	40,258	-	-	-	40,308
Restricted common stock issued related to long-term loan	-	-	129,208	129	-	-	144,369	-	-	-	144,498
Stock based compensation	-	-	-	-	-	-	260,224	-	-	-	260,224
Net income	-	-	-	-	-	-	-	-	1,995,668	-	1,995,668
Appropriations to statutory reserves	-	-	-	-	-	-	-	376,794	(376,794)	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	875,480	875,480
					-	-
Balance at December 31, 2011	200,000	189	31,085,859	31,085	-	-	8,758,236	509,596	(3,094,667)	1,286,126	7,490,565

Stock based compensation	-	-	-	-	-	-	28,266	-	-	-	28,266
Net income	-	-	-	-	-	-	-	-	97,293	-	97,293
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	316,655	316,655
Repurchase of common stock	-	-	-	-	(33,853)	(9,950)	-	-	-	-	(9,950)

Balance at December 31, 2012	200,000	$189	31,085,859	$31,085	(33,853)	$(9,950)	$8,786,502	$509,596	$(2,997,374)	$1,602,781	$7,922,829

The accompanying notes are an integral part of these consolidated financial statements

CHINA ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

	Fiscal Year Ended December 31,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,995,668	$97,293
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,481,661	1,724,365
Loss on disposal of property, plant, and equipment	51,548	-
Discount reflected in revenue for payment extensions on long-term accounts receivable (Note 3)	-	1,709,299
Interest income – long term accounts receivable accretion (Note 3)		(1,311,915)
Provision for impairment loss of receivables	1,010,102	3,428,447
Provision for inventory	26,763	16,186
Common stock issued for consulting services	40,308	-
Restricted common stock issued for settlement of exchange rate loss related to long-term loan	144,498	-
Stock based compensation	260,224	28,266
Investment income	-	(2,977)
Change in fair value of warrant and derivative liabilities	(1,696,440)	(44,080)
Accretion of interest on convertible note and long term loan	241,233	149,055
Amortization of deferred financing costs	215,623	-
Capitalized interest expenses	(14,729)	(134,579)
Debt issue cost	-	73,343
Cancellation of warrants	(15,547)	-
Deferred income taxes	(450,164)	(166,473)
Changes in operating assets and liabilities:
Notes receivable	(437,874)	1,281,652
Accounts receivable	(5,645,663)	(6,818,667)
Accounts receivable - related party	(9,088,157)	(3,264,221)
Inventories	(6,048,551)	6,211,871
Other current assets and receivables	851,656	(91,662)
Advances on inventory purchases	(9,023,724)	11,959,536
Long term accounts receivable - related party	4,679,121	-
Accounts payable	11,690,296	7,990,531
Notes payable	1,396,648	(1,227,991)
Accrued expenses and other liabilities	(642,594)	2,286,348
Advances from customers	15,212,013	(24,049,858)
Deferred revenue	89,068	157,540
Taxes payable	(411,173)	1,831,572
Effect of exchange rate changes on operating activities	951,317	15,656
Net cash provided by operating activities	$6,863,131	$1,848,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,076,046)	(5,885,111)
Changes in restricted cash	(664,082)	(2,552,396)
Purchase of intangible assets	(2,434,629)	(46,167)
Purchase of short-term investments	(79,355)	82,332
Proceeds from disposal of property, plant, and equipment	24,863	-
Net cash used in investing activities	$(12,229,249)	$(8,401,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	15,814,185	30,744,479
Repayments of short-term loans	(10,703,605)	(21,681,692)
Repayment of convertible note	-	(5,000,000)
Repayments of long-term loans	(3,803,621)	-
Proceeds from letter of credit	4,490,741	-
Acquisition of treasury stock	-	(9,950)
Net cash provided by financing activities	$5,797,700	$4,052,837

Effect of Exchange Rate Changes on Cash	151,788	11,735

Increase (Decrease) in Cash	583,370	(2,488,233)

Cash, beginning balance	$2,996,076	$3,579,446

Cash, ending balance	$3,579,446	$1,091,213

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,237,609	$680,087
Cash paid for interest	1,394,203	1,267,393

Supplemental schedule of non-cash investing and financing activities:
Common stock for consulting services	40,308	-
Common stock issued for settlement of exchange rate loss related to long-term loan	144,498	-
Accounts payable relating to purchases of property, plant and equipment	$5,377,061	$2,835,719

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

In order to restructure the holding structure of the Company (the “Restructuring”), on December 2, 2008, 100% of the shares of CER Hong Kong were transferred to Poise Profit from Mr. Qinghuan Wu and his wife, Mrs. Jialing Zhou, and all the contracts between Hi-tech and Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (“ Shanghai Engineering”), and between Hi-tech and Shanghai Xin Ye Environmental Protection Engineering Technology Co., Ltd. (“Shanghai Environmental”, which was dissolved in June 2010), were transferred to CER Hong Kong. Thereafter, CER Hong Kong, through its variable interest entities and wholly owned subsidiaries located in the People's Republic of China ("PRC"), designs, develops, manufactures and markets waste heat boilers and pressure vessels for the chemical industry, petrochemical industry, oil refining industry, fine chemicals industry, water and power conservancy purposes, metallurgical industry, environmental protection purposes, waste heat utilization, and power generation from waste heat recovery.

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

On July 2, 2012, CER Hong Kong and CER Shanghai entered into a share transfer agreement, whereby all of CER Hong Kong’s equity interests in CER Yangzhou were transferred to CER Shanghai. This share transfer was intended to change CER Yangzhou’s entity from foreign capital to domestic capital, so as to make it more competitive in the domestic Chinese economy. As a result of the reorganization, all of CER Hong Kong’s equity interests in CER Yangzhou were transferred to CER Shanghai. As the reorganization was under common control of the Company, except for income tax for the intra-entity sales of the subsidiary’s shares, it will not have a material impact on the Company’s consolidated financial position or results of operations of the Company or its subsidiaries in any material respect. The reorganization was completed on August 21, 2012 and income taxes of $205,179 for the intra-entity sales of the subsidiary’s shares were recorded in the consolidated statement of income and comprehensive income as of December 31, 2012.

CER, Poise Profit, CER Hong Kong, Hi-tech, Shanghai Engineering, CER Shanghai, CER Yangzhou are collectively hereinafter referred to as the “Group”.

The basis of presentation for the Group’s financial statements is accounting principles generally accepted in the United States of America (U.S. GAAP) and the reporting currency is the U.S. dollar.

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. However, as of December 31, 2012, the Group had accumulated deficits of $3 million and reported a negative working capital balance of $36.4 million and had negative cash flows of $2.5 million for the year ended December 31, 2012. The Group expects such negative working capital to continue into the foreseeable future and will need to obtain new sales orders and additional financing to fund its daily operations. These factors raise substantial doubt about the Group’s ability to continue as a going concern. In order to continue its operations, the Group must obtain additional sales orders to achieve profitable operations, raise more funds, and/or curtail its capital expenditures. The Group implemented plans to postpone spending for capital expenditures and has been and continues to be in negotiations with several domestic banks in China and state-owned companies for additional financing. There can be no assurance, however, that such financing will be successfully completed or completed on terms acceptable to the Group. The Group’s plans of operations, even if successful, may not result in cash flow sufficient to finance and maintain its business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Note 7 – Short Term Loans for additional information.

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

Management has concluded that Shanghai Engineering is a variable interest entity and that CER Hong Kong is the primary beneficiary thereof. Pursuant to the contractual arrangements described elsewhere in this filing on Form 10-K, the Company recovers substantially all of the profits of its VIE through service fees charged (particularly under a consulting and service agreement) and has the unilateral ability to do so through its wholly owned subsidiaries. Through such contractual arrangements, the Company (as applicable, through wholly-owned subsidiaries) has the power to direct the activities most significant to the economic performance of the VIE and absorbs all, or substantially all, of the profits or losses. Accordingly, the Company is the primary beneficiary of such arrangements. Under the requirements of the FASB’s accounting standard regarding VIE, the Company consolidates the financial statements of Shanghai Engineering.

Under the contractual arrangements with the VIE, the Company has the power to direct activities of the VIE, and can have assets transferred freely out of the VIE without any restrictions based on the unilateral decisions of the Company. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves amounting to $1.38 million as of December 31, 2012. As of December 31, 2012, Shanghai Engineering as the only VIE of the company, is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIE. As the Company is conducting certain business in the PRC through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

In December 2008, CER Hong Kong and Shanghai Engineering (the VIE) and its shareholders entered into the following contractual agreements:

•	Consulting Services Agreements - These agreements allow CER Hong Kong to manage and operate Shanghai Engineering, and collect the respective net profits of the VIE. Under the terms of the agreements, CER Hong Kong is the exclusive provider of advice and consultancy services to Shanghai Engineering, respectively, related to the companies' general business operations, human resources needs and research and development, among other things. In exchange for such services, each of Shanghai Engineering must pay to CER Hong Kong the VIE’s net profits. CER Hong Kong will own all intellectual property rights developed or discovered through research and development in the course of providing services under the agreements but will grant a license to use such intellectual property back to the respective company if necessary to conduct the business. Shanghai Engineering is required to cause its respective shareholders to pledge such shareholders' equity interests in the VIE to secure the fee payable by Shanghai Engineering, under the agreements. The agreements contain affirmative covenants requiring Shanghai Engineering to take certain actions, such as (but not limited to) delivering periodic financial reports to CER Hong Kong. The agreements also contain negative covenants preventing Shanghai Engineering from taking certain actions such as (but not limited to) issuing equity, incurring indebtedness and changing its business. The agreements are effective until terminated and they may be terminated by CER Hong Kong for any or no reason and by either party for reasons explicitly set forth in the agreements, including (but not limited to) a breach by the other party or the other party's becoming bankrupt or insolvent. The parties may not assign or transfer their rights or obligations under the respective agreements without the prior written consent of the other party, except that CER Hong Kong may assign its rights or obligations under the agreements to an affiliate.

•	Operating Agreements - Under the agreements, CER Hong Kong guarantees the contractual performance by the VIE under any agreements with third parties, in exchange for a pledge by Shanghai Engineering of all of its respective assets, including accounts receivable. CER Hong Kong has the right to approve any transactions that may materially affect the assets, liabilities, rights or operations of each company and provide, binding advice regarding the VIE’s daily operations, financial management and employment matters, including the dismissal of employees. In addition, CER Hong Kong has the right to recommend director candidates and appoint the senior executives the VIE. The agreements expire 10 years from execution unless renewed. CER Hong Kong has the right to terminate the agreements upon 30 days' written notice but Shanghai Engineering do not have the right to terminate its agreements during the contract term. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering. Shanghai Engineering may not assign its rights or obligations under the agreements without the prior written consent of CER Hong Kong.

•	Proxy Agreements - CER Hong Kong has entered into proxy agreements with all of the shareholders of Shanghai Engineering under which the shareholders have vested their voting power of the Shanghai Engineering in CER Hong Kong and agreed to not transfer the shareholders' respective equity interests in the Shanghai Engineering to anyone but CER Hong Kong or its designee(s). The agreements do not have an expiration date. CER Hong Kong has the right to terminate each of the agreements upon 30 days' written notice but the shareholders may not terminate the agreements without CER Hong Kong's consent.

•	Option Agreements - The parties to these agreements are CER Hong Kong, Shanghai Engineering, and all of the shareholders of Shanghai Engineering. The shareholders of Shanghai Engineering have granted CER Hong Kong or its designee(s) the irrevocable right and option to acquire all or a portion of such shareholders' equity interests in Shanghai Engineering. The shareholders have also agreed not to grant such an option to anyone else. The purchase price for a shareholder's equity interest will be equal to such shareholder's original paid-in price for such equity interest. Pursuant to the terms of the agreements, the shareholders and Shanghai Engineering have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreement. The agreements expire 10 years from execution unless renewed. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to Shanghai Engineering. Shanghai Engineering and the shareholders may not assign their rights or obligations under the agreements without the prior written consent of CER Hong Kong.

•	Equity Pledge Agreement - The parties to these agreements are CER Hong Kong, Shanghai Engineering, and all of the shareholders of Shanghai Engineering. The shareholders of Shanghai Engineering have pledged all of their respective equity interests in the Shanghai Engineering to CER Hong Kong to guarantee Shanghai Engineering’s performances of its respective obligations under the Consulting Services Agreements. The pledges expire two years after the obligations under the Consulting Services Agreements described above are fulfilled. CER Hong Kong has the right to collect any and all dividends paid on the pledged equity interests. Pursuant to the terms of the agreements, the shareholders and Shanghai Engineering have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the agreements. Upon an event of default under the agreements, CER Hong Kong may vote, control, sell or dispose of the pledged equity interests and may require the shareholders to pay all outstanding and unpaid amounts due under the Consulting Services Agreements. Pursuant to the terms of the agreements, the shareholders have agreed to certain restrictive covenants to safeguard CER Hong Kong's rights under the respective agreements. CER Hong Kong may freely assign its rights and obligations under the agreements upon written notice to the shareholders. The shareholders may not assign their rights or obligations under the agreements without the prior written consent of CER Hong Kong.

The following is a summary of the consolidated VIE within the Group:

Basic Information for the consolidated VIE

Shanghai Engineering

Shanghai Engineering is a company which was engaged in the business of designing, and installing energy recovery systems. As of December 31, 2012, the registered capital of Shanghai Engineering was RMB 6,500,000 ($786,500) and Mr. Wu and his wife held 60% and 40% interests, respectively, in this entity.

Financial Information

The following condensed financial information of the Group’s consolidated VIE is included as below:

	2011	2012
Total assets	$11,620,801	$24,528,196
Total liabilities	$16,413,393	$26,088,813

	2011	2012
Net revenue	$44,983,855	$33,504,448
Net income	$1,699,053	$3,233,402

VIE Related Risks

It is possible that the contractual arrangements with the Company, the Company’s VIE and shareholders of its VIEs would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company was unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the affected VIE. Consequently, the VIE’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. If such were the case, the Company’s cash flows, financial position and operating performance would be materially adversely affected. The Company’s contractual arrangements with respect to its consolidated VIE are approved and in place. The Company’s management believes that such contracts are enforceable, and considers the possibility remote that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts to be unenforceable.

(b) Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include useful lives of equipment, the provision for impairment loss of receivables, deferred tax assets and related valuation allowances, and the completion percentages of construction contracts. Actual results could differ from these estimates.

(c) Concentrations of risk

The Company maintains cash balances at financial institutions within the U.S., Hong Kong and PRC. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Balances at financial institutions within the United States are insignificant and covered by the Federal Deposit Insurance Corporation for $250,000 per depositor per institution. Balances at financial institutions within Hong Kong are insignificant. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on its cash in bank accounts.

For the years ended December 31, 2011 and 2012, the Company’s five top customers accounted for 75% and 59% of the Company's sales, respectively. Receivables from the five top customers were 80% and 57% of total accounts receivable at December 31, 2011 and 2012 respectively. Among those customers, the two largest customers were Ningbo Xinfu and Wuxi Green. Ningbo Xinfu accounted for 20% of revenue for the year ended December 31, 2012 and 0% of receivables as of December 31, 2012. Wuxi Green accounted for 13% of revenue for the year ended December 31, 2012 and 3% of receivables as of December 31, 2012.

For the years ended December 31, 2011 and 2012, the five top suppliers provided approximately 27% and 33% of the Company's purchases of raw materials, respectively. Payables to these five suppliers were 22% and 17% of accounts payable at December 31, 2011 and 2012 respectively.

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

(d) Foreign currency translations

The reporting and functional currency of the parent company and of CER Hong Kong is the U.S. dollar. Our subsidiaries, Shanghai Engineering, CER Shanghai, CER Yangzhou, and Hi-tech use the Chinese Yuan Renminbi ("RMB") as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the end of period exchange rates and equity items are translated at historical exchange rate when the transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in stockholders' equity. For the years ended December 31, 2011 and 2012, foreign currency translation from functional to reporting currencies gains amounted to $875,480 and $316,655, respectively.

Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statements of income and comprehensive income as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions and does not have any significant business activity outside of the PRC.

Accumulated other comprehensive income amounted to $1,286,126 and $1,602,781 as of December 31, 2011 and December 31, 2012, respectively. The balance sheet accounts with the exception of equity at December 31, 2011 and December 31, 2012 were translated at RMB6.30 to $1.00 and RMB 6.23 to $1.00, respectively.

The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2011 and 2012 were RMB6.45 to $1.00 and RMB6.31 to $1.00, respectively.

(e) Cash and restricted cash

Cash includes cash on hand and demand deposits with banks, which are unrestricted as to withdrawal and use, and which have original maturities less than three months.

Restricted cash represents a cash portion of the guaranty for the bids on contracts and is deposited in a separate bank account subject to withdrawal restrictions controlled by the customer to secure the Company’s performance of the project in process. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The Company also classified certain cash as restricted that is not available for immediate use due to its collateralization on certain short term borrowings. As of December 31, 2012, restricted cash increased by $2,552,396 mainly due to the increase in bank deposits pledged for bank acceptance facilities.

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

(g) Receivables and provision for impairment loss of receivables

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

Provision for impairment loss of receivables, January 1, 2011	$625,014
Additions charged to income	1,047,926
Reversals credited to income	(37,824)
Translation adjustment	56,358
Provision for impairment loss of receivables, December 31, 2011	$1,691,474
Additions charged to income	3,462,485
Reversals credited to income	(34,038)
Translation adjustment	62,443
Provision for impairment loss of receivables, December 31, 2012	$5,182,364

Accounts receivable which are expected to be collected after one year are reclassified as long-term accounts receivable. The Company reserved a provision for long term accounts receivable balances based on the nature of the business and collection history. Total provision for impairment loss of receivables of $5,182,364 included provision of $1,784,823 and $3,397,541 for long term accounting receivables for third party and related party, respectively, as of December 31, 2012 (further discussed in Note 3).

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

Provision for inventory, January 1, 2011	$93,195
Additions charged to income	26,763
Realized	(5,471)
Translation adjustment	5,276
Provision for inventory, December 31, 2011	$119,763
Additions charged to income	16,186
Realized	(85,100)
Translation adjustment	491
Provision for inventory, December 31, 2012	$51,340

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

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets; gains or losses, if any, are recognized in the consolidated statements of income and comprehensive income. The Company disposed of machinery with a carrying value of $37,370 and two cars with carrying value of $39,041 during the year ended December 31, 2011, and recognized a combined disposal loss of $51,548 from the transactions. There were no disposals of assets during the year ended December 31, 2012.

(k) Impairment of assets

The Company assesses the carrying value of long-lived assets at each reporting period, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long lived assets recognized for the years ended December 31, 2011 and 2012.

During the fourth quarter of 2012, as a result of the effects of weakening market conditions on our forecasts and a sustained, significant decline in the Company’s market capitalization to a level lower than its net book value, we believed that impairment triggering events existed and performed an impairment analysis for long-lived assets. As of December 31, 2012, the carrying value of net assets was significantly above the market capitalization of the Company’s ordinary shares.

Considering qualitative factors including the continuing reduction in our market capitalization for the quarters ended December 31, 2012, we concluded that a two-step impairment test was required for our reporting unit.

In estimating the fair value of the reporting unit in the first step of the impairment test, significant management judgment was required. In using the free cash flow forecasting methodology of valuation, estimates to determine the future income of the reporting unit included management judgment related to forecasts of future operating results, and expected future growth rates that are used in the cash flow method of valuation. The sum of the fair value of the reporting unit is also compared to the Company’s external market capitalization in order for management to assess the appropriateness of such estimates. The underlying assumptions used in the first step of the impairment test considered the market capitalization as of December 31, 2012 and the current industry environment and its expected impact on the cash flow of the reporting unit.

Based on the analysis, the Company determined that impairment was not required as the carrying value of the assets was lower than the future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition.

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

In assessing uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50% likely to be realized upon settlement. As of December 31, 2012, the Company does not have any uncertain tax positions required to be recognized and measured under the accounting standard for income taxes.

(n) Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax ("VAT"). From January 1, 2012, all of the Company's products and design service that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% and 6% respectively of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

(o) Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statement of income and comprehensive income on a straight line basis over the lease periods.

(p) Stock based compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services received in exchange for stock based compensation at the grant date fair value of the award.

The Company recognizes the stock based compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period for each award. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Stock options to purchase 120,000 shares of common stock were granted to new directors in June 2011. There were no stock options granted in the year ended December 31, 2012.

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

(q) Shipping and handling cost

Shipping and handling costs are included in selling, general and administrative expenses and totaled $417,282 and $367,450 for the years ended December 31, 2011 and 2012, respectively.

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

Sales of the Company's energy recovery systems and related products are essentially product sales. The products consist mainly of waste heat boilers and other related equipment manufactured according to specific customers' specifications. Once manufactured, the Company ships the products to its customers in their entirety in one batch. The Company’s service arrangement also includes a limited warranty to its customers pursuant to which the customers retain between 5% and 10% of the particular contract price as retainage during the limited warranty period (usually 12-24 months). The Company generally recognizes revenues including retainage from product sales when (i) persuasive evidence of an arrangement exists, which is generally represented by a contract between the Company and the customer; (ii) products are shipped; (iii) title and risks of ownership have passed to the customer, which generally occurs at the time of delivery; (iv) the customer accepts the products upon a quality inspection performed by them; (v) the purchase price is agreed to between the Company and the customer; and (vi) collectability is reasonably assured. Net revenues represent the invoiced value of products, less returns and discounts, and are net of value-added tax.

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

(s) Fair value of financial instruments

The accounting standard regarding fair value measurements defines financial instruments and requires fair value disclosures for those financial instruments. The fair value standard also establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, short term loans, accounts payable, and other payables qualify as financial instruments. Management concluded the carrying values of these financial instruments are reasonable approximations of their respective fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of the valuation hierarchy are defined as follows:

☐	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. At December 31, 2011 and December 31, 2012, the Company did not have any assets or liabilities classified as Level 1.

☐	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The measurement basis for current assets and current liabilities such as cash, restricted cash, accounts and notes receivable, long term accounts receivable, short term loans, accounts payable, and other payables is carrying value, which approximates fair value. All such current assets and liabilities with the exception of cash and restricted cash (Level 1) and short term loans (Level 2) would be classified as Level 3 measurements due to the presence of Company-specific unobservable inputs. The following table presents information about the company’s fair value financial liabilities classified as Level 2 and Level 3 as of December 31, 2011 and December 31, 2012.

Balance as of December 31, 2012 Fair Value Measurements
Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	$-	-	-
Derivative liability related to warrant (Note 12)	$-	-	-
Guaranty contract liability (Note 16)	$-	246,608	-

	Balance as of December 31, 2011 Fair Value Measurements
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Derivative liability related to loan (Note 12)	$-	-	21,274
Derivative liability related to warrant (Note 12)	$-	-	22,806
Guaranty contract liability (Note 16)	$-	89,068	-

A summary of changes in the Level 2-classified guaranty contract liability related to Zhenjiang Kailin Clean Heat Energy Co., Ltd. (“Zhenjiang Kailin”) project (Note 16) for the year ended December 31, 2011 and December 31, 2012 is as follows:

Guaranty contract liability

Balance at December 31, 2010	$-
Guaranty contract liability	90,745
Change in fair value of guaranty contract liability	(1,677)
Balance at December 31, 2011	$89,068
Guaranty contract liability	233,638
Change in fair value of guaranty contract liability	(76,098)
Balance at December 31, 2012	$246,608

For the year ended December 31, 2011 and December 31, 2012, the Company recorded change in fair value of guaranty contract liability of $1,677 and $76,098 respectively.

A summary of changes in the Level 3-classified derivative liabilities related to stock purchase warrants and a loan for the year ended December 31, 2011 and December 31, 2012 is as follows:

	Derivative liability for warrant	Derivative liability for loan

Balance at December 31, 2010	$1,332,760	423,307
Warrant cancellation (Note 12)	(15,547)	-
Change in fair value of derivative liability for warrant	(1,294,407)	-
Change in fair value of derivative liability for loan	-	(402,033)
Balance at December 31, 2011	$22,806	21,274
Change in fair value of derivative liability for warrant	(22,806)	-
Change in fair value of derivative liability for loan	-	(21,274)
Balance at December 31, 2012	$-	-

For the year ended December 31, 2011 and December 31, 2012, the Company recorded $1,696,440 and $44,080 fair value change of derivative liability respectively.

(t) Segment reporting

The Group has adopted ASC 280, Segment Reporting, for its segment reporting. The group primarily operates in China and measures its business as a single graphic operating segment.

(u) Subsidy income

The Company, in connection with its occupancy and use of certain industrial park land, receives from time to time certain subsidies wholly at the discretion of the management authority of a third party research and development fund related to the industrial park which are not tied to future tenancy or performance by the Company; receipt of such subsidy income is not contingent upon any further actions or performance by the Company and the amounts do not have to be refunded under any circumstances. These amounts are not tied to land use rights or any other transactions. Upon receipt, these incentives are recognized within other income (expense) in the consolidated statements of income and comprehensive income.

(v) Reclassifications

The Company, effective with the annual 2011 financial statements included in Form 10-K, reclassified its presentation of revenue and costs of revenue in the consolidated statements of income and comprehensive income to depict EPC revenue attributable to third party customers, EPC revenue attributable to related parties, and product revenue given the growth in the number and per-contract revenue associated with EPC contracts and 2011 amounts have been reclassified to conform to the current presentation.

(w) Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The update under ASU 2011-11 requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. The update under ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The Company is currently evaluating the impact on its financial statements of adopting this update.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The Company is currently evaluating the impact on its financial statements of adopting this update.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this Update) and should disclose that fact. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this update.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This update is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this update.

Note 3 – Accounts Receivable, Net

(a)	Accounts Receivable

	December 31,	December 31,
	2011	2012
Current accounts receivable - third parties	$11,639,138	$14,726,322
Current accounts receivable - related parties	9,088,157	1,605,100
Current accounts receivable	20,727,295	16,331,422
Subtract: Provision for impairment loss of receivables	-	-
Current accounts receivable, net	$20,727,295	$16,331,422

Current receivables include revenue recognized in excess of amounts billed for EPC contracts recognized using the percentage of completion method. As of December 31, 2011 and 2012, the receivables related to revenue recognized in excess of amounts billed amounted to approximately $18,085,048 and $13,288,072, respectively.

(b)	Long-term Accounts Receivable

The Company classifies amounts which are expected to be collected after one year as long-term accounts receivable.

Long-term accounts receivable, net, which are presented in the below table net of the discounting effect for interest (see Note 16 for further description) as of December 31, 2011 and December 31, 2012, respectively.

	December 31,	December 31,
	2011	2012

Long term accounts receivable - third parties	$1,691,474	5,808,663
Subtract: Provision for impairment loss of receivables	(1,691,474)	(1,784,823)
Total	-	4,023,840

Long term accounts receivable - related party	-	10,006,522
Subtract: Provision for impairment loss of receivables	-	(3,397,541)
Total	$-	6,608,981

Long-term accounts receivable, net consisted of, receivables from Zhenjiang Kailin of $6,608,981 and Jiangsu SOPO of $4,023,840 as of December 31, 2012. No revenue recognized in excess of amounts billed or billable as of December 31, 2012.

Due to delay and certain technical issues encountered by CER, CER agreed with Zhenjiang Kailin, a related party, to extend the original payment due date on a project completed at the end of May 2012 from August 31, 2012 to December 31, 2013 in four installment payments with no stated interest rate (refer to Note 16 for more details about the Zhenjiang Kailin receivable collection schedule). The extension of the repayment term was without interest and was effectively a sales concession CER granted to Zhenjiang Kailin as a result of the project delay and technical issues encountered. The discount impact of $1,509,668 for the outstanding accounts receivable as a result of this payment extension was recorded as a deduction to revenue in the first quarter of 2012. The effective interest rate of the receivable based on the revised payment term was 10.65% based on the terms and credit risk of Zhenjiang Kailn at that time.

In July 2012, Zhenjiang Kailin incurred an accident during the operation of its waste heat recovery system. The production was suspended in the second half of July and August 2012. As a result, CER further agreed with Zhenjiang Kailin to extend its first installment payment of $4,815,300 due to CER in August 2012 to December 31, 2012. CER recorded discount impact of $199,631 for the extension of the first installment as reductions to revenue in the statement of operations and comprehensive income in the second quarter of 2012.

In October 2012, Zhenjiang Kailin repaid part of the first installment in an amount of $3,178,098 through financing arrangement obtained from CGN (Note 16). The remaining $1,637,202 which was originally due by 31 December 2012 was defaulted as Zhenjiang Kailin’s business in fourth quarter of 2012 was not as good as expected, with the less market demand in the Chinese domestic chemical market.

The revised payment schedule was listed below, which did not include the payment for “upgrade contract”.

Maturity date	Amount due
December 31, 2012	4,815,300
June 30, 2013	2,889,180
September 30, 2013	3,210,200
December 31, 2013	3,367,897
Total Payment Schedule	14,282,577
Payment of the first installment in October 2012 through Zhenjiang Kailin’s financing arrangement with CGN (Note 16)	(3,178,098)
Outstanding Payment as of December 31, 2012	$11,104,479

As a result of the deteriorating domestic market demand and Zhenjiang Kailin’s financial condition, CER performed an impairment analysis on the remaining outstanding balance due as of December 31, 2012. In March 2013, Zhenjiang Kailin provided a commitment letter to CER for a total repayment of RMB 77 million (approximately equivalent to $12.4 million) in the following 7 years, including an annual minimum repayment of RMB 10 million (approximately equivalent to $1.6 million) from 2013 to 2018 and RMB 17 million (approximately equivalent to $2.8 million) in 2019 in accordance with its business forecasts to fully repay the outstanding payment of $11,104,479 plus payment of $1,290,232 for the upgrade contract due to CER. Although CER acknowledged the receipt of the commitment letter, it was not a legally enforceable agreement between CER and Zhenjiang Kailin, and CER can continue to assert its rights under the repayment schedule disclosed above.

Based on the impairment analysis CER performed, including the assessment of Zhenjiang Kailin’s business forecast, CER expected that Zhenjiang Kailin will be able to fully repay all outstanding amounts over the next 7 years with an annual minimum repayment of RMB 10 million from 2013 to 2018 and RMB 17 million in 2019. A provision for impairment loss on long term receivable of $3,397,541 was recorded based on management’s best estimate of future cash flow, i.e., Zhenjiang Kailin will repay RMB 10 million or RMB 17 million annually over the next 7 years, discounted at the long term receivable’s original effective interest rate of 10.65%. The impairment loss has been included in the Selling, General and Administrative (“SG&A”) Expenses of the CER’s financial statements. The Company will reassess the provision for impairment of receivable at each reporting period and record any changes as an adjustment to the provision for impairment loss and corresponding SG&A expense.

For the year ended December 31, 2012, the discounts reflected as reductions to revenue for payment extension terms were $ 1,709,299 and the accretion of $926,209 was recorded as interest income in the statement of operations and comprehensive income. After the Company recorded provision for impairment loss of receivable as of December 31, 2012, the Company will cease to accrete interest income subsequent to December 31, 2012. The Company will reassess the provision for impairment of receivable together with unearned interest income of $783,090 at each reporting period and records additional provision for impairment or recovery of the receivable to SG&A expense in the subsequent reporting periods.

A reconciliation of the accounts receivable (including both current and non-current portions) from Zhenjiang Kailin as at December 31, 2012 is as follows:

December 31,
2012

Total payment amount	11,104,479
Accretion for interest income	926,209
Upgrade Contract (Note16)	1,290,233
Less - Unearned interest income	(1,709,299)
Less - provision for impairment loss of receivables	(3,397,541)
Total accounts receivables	$8,214,081

Accounts receivable, net - related party	1,605,100
Long term accounts receivable, net - related party	6,608,981
Total accounts receivables	$8,214,081

Of the total balance of $8,214,081, $6,608,981 represented the non-current balance due from Zhenjiang Kailin which is to be collected over one year; the remaining $1,605,100 is included in current receivables due from a related party.

Long term accounts receivable, net due from third party of $4,023,840 represents a balance due from Jiangsu SOPO. On October 18, 2011, CER signed a contract for the manufacture, design, and installation of a major dock storage and tube project with Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin. The contract value was estimated to be approximate RMB 50 million (approximately $7.9 million), including the procurement part of RMB 40 million (approximately $6.3 million) and construction part of RMB 10 million (approximately $1.6 million) and the final contract value would be determined based on the actual spending for the completion of the project. Due to the strong relationship between CER and Jiangsu SOPO, CER was retained as the contractor, and was allowed to sub-contract substantially all of the work to a third party sub-contractor. Jiangsu SOPO has agreed to CER’s retention of 10% as a profit margin (based upon the final contract value), or approximately an 11% markup on costs of the project. CER has concluded that gross recognition of the revenue is appropriate as it is the primary obligor and certain of the costs represent CER product.

The project was started at the beginning of 2012 and had been fully completed by the end of June 2012. As of December 31, 2012, the best estimation by CER management of the final contract price was RMB 57.1 million (approximately $9 million) which was based on historical experience, industry knowledge and robust communication with Jiangsu SOPO.

The original payment schedule of this contract was “payable upon completion” and in April 2012, CER and Jiangsu SOPO entered into an agreement to extend the payment terms to be 36 installments due on a monthly basis starting from May 2012. Under this revised payment schedule, Jiangsu SOPO was required to pay the project price of RMB 57.1 million (approximately $9 million) plus interest over time of RMB 6.4 million (approximately $1 million), for a total of RMB 63.5 million (approximately $10 million). For the year ended December 31, 2012, $8,288,387 in revenue was recognized in relation to this EPC project and the interest income was $385,706. The receivable from Jiangsu SOPO as of December 31, 2012 was $7,078,250, among which $4,023,840 was classified as long-term accounts receivable.

Note 4 – Inventories, Net

As of December 31, 2011 and 2012, inventories, net consisted of the following:

	December 31,	December 31,
	2011	2012

Raw materials	$1,601,998	$2,905,820
Work in progress	12,978,418	5,375,159
Finished goods	217,659	220,127
Inventory cost	$14,798,075	$8,501,106
Less: inventory provision	(119,763)	(51,340)
Inventory, net	$14,678,312	$8,449,766

The cost of inventory is calculated on a weighted-average basis. As of December 31, 2011 and December 31, 2012, inventory provisions of $119,763 and $51,340 were included in the above amounts, respectively. Additions and reversals to such provisions have been included in cost of revenues for the years ended December 31, 2011 and 2012.

Note 5 – Property, Plant and Equipment, Net

As of December 31, 2011 and 2012, property, plant and equipment, net consisted of the following:

	December 31, 2011	December 31, 2012
Plants & buildings	$21,416,681	$20,158,503
Machinery equipment	4,496,365	4,893,660
Transportation equipment	366,270	363,378
Office equipment	839,790	991,810
Accumulated depreciation	(2,137,381)	(3,483,171)
Subtotal	24,981,725	22,924,180
Construction in progress	1,177,877	5,275,709
Property, plant and equipment, net	$26,159,602	$28,199,889

Depreciation expense for the years ended December 31, 2011 and 2012 was $1,385,834 and $1,553,632, respectively.

Note 6 – Intangible Assets

	December 31,	December 31,
	2011	2012
Cost:
Land use rights	$5,023,217	$5,080,188
Software	152,896	201,380
Less: Accumulated amortization	(176,230)	(351,116)
Intangible assets, net	$4,999,883	$4,930,452

Intangible assets mainly represent the software and purchase of usage rights for land in Yangzhou, China, where our manufacturing plant is located. The Company obtained the usage title of its first land parcel in December 2009. The land use right was recorded at cost of RMB 16,623,260 (approximately $2,438,632 at the then-existing exchange rate) and is being amortized over the lease term of 50 years starting from November 2009 when it was acquired. In July 2011, the Company obtained the usage title of another parcel of land. The land use right was recorded at cost of RMB 15,027,027 (approximately $2,331,869 at the then-existing exchange rate) and is being amortized over the lease term of 50 years starting from July 2011. Amortization expense for intangible assets recorded for the years ended December 31, 2011 and 2012 amounted to $95,827 and $170,733, respectively. The remaining balance of intangible assets represents the net value of purchased software.

The Company estimates amortization expense of intangible assets for the next five years as follows:

Amortization

2013	$156,139
2014	127,702
2015	109,468
2016	101,604
2017	101,604
Thereafter	4,333,935
Total	$4,930,452

Note 7 – Short-term Loans

Short-Term Borrowings and letter of credit

A tabular reconciliation of the Company’s short term borrowings including balances outstanding at December 31, 2011 and 2012 and activity during the year (including letters of credit) is as follows. Where borrowings are denominated in Renminbi, the U.S. dollar outstanding balance at the respective period end, translated at the applicable period-end exchange rate, is included in the tabular presentation.

	Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Balance at Dec. 31, 2012	Pledge or guarantee

(1)	RMB 29 million – Shanghai Pudong Development Bank, Shanghai Branch	Aug. 31, 2011	7.544%	May 31, 2012	RMB 29,000,000 (USD 4,602,590)	RMB 0 (repaid March 28, 2012)	Collateralized by CER’s office building in Zhangjiang, Shanghai.

(2)	RMB 9.5 million – Bank of China, Yizheng Branch	Nov. 17, 2011	7.216%	Oct. 19, 2012	RMB 9,500,000 (USD 1,507,745)	RMB 0 (repaid October 23, 2012)	Guaranteed by Qinghuan Wu, Jialing Zhou, CER Shanghai, Shanghai Engineering, and
	RMB 11.5 million – Bank of China, Yizheng Branch	Nov. 23, 2011	7.216%	Nov. 16, 2012	RMB 11,500,000 (USD 1,825,165)	RMB 0 (repaid November 13, 2012)	Yizheng Auto Industrial Park Investment and Development Co., Ltd., and pledged by a land use right in Yizheng, China.

(3)	RMB 6.68 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Dec. 29, 2011	6.405%	June 28, 2012	RMB 6,680,000 (USD 1,060,183)	RMB 0 (repaid June 20, 2012)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 7,430,000.

(4)	RMB 5 million - Shanghai Pudong Zhanjiang Micro-credit Co.	Dec. 2011	12.000%	June 9, 2012	RMB 5,000,000 (USD 793,550)	RMB 0 (repaid April 16, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO; guaranteed by Mr. Qinghuan Wu.

(5)	RMB 1.38 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch	Jan. 16, 2012	6.405%	July 15, 2012	-	RMB 0 (repaid June 20, 2012)	Collateralized by a pledge of several bank acceptance notes* owned by CER Shanghai in the amount of RMB 1,530,000.

(6)	RMB 10 million - Shanghai Pudong Zhanjiang Micro-credit Co., Ltd.	Feb. 29, 2012	12.000%	Feb. 20, 2013	-	RMB 1,900,000 (USD 304,696) (repaid February 21, 2013)	Collateralized by accounts receivable from Zhenjiang Kailin; also collateralized by CER’s office building in Zhangjiang Shanghai in case of default in repayment.

(7)	RMB 29 million - Bank of Communication, Shanghai Branch	Mar. 20, 2012	7.544%	Mar. 15, 2013	-	RMB 29,000,000 (USD 4,654,790) (repaid Mar. 15, 2013)	Collateralized by CER’s office building in
	RMB 11 million - Bank of Communication, Shanghai Branch	Apr. 12, 2012	7.544%	Apr. 12, 2013	-	RMB 11,000,000 (USD 1,765,610) (repaid Mar. 15, 2013)	Zhangjiang, Shanghai and guaranteed by Qinghuan Wu.

(8)	RMB 5 million - Industrial and Commercial Bank of China Limited, Zhangjiang Branch.	Mar. 23, 2012	6.405%	Sept. 28, 2012	-	RMB 0 (repaid August 24, 2012)	Collateralized by several bank acceptance notes* owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000).

(9)	RMB 10 million - China CITIC Bank Yizheng branch.	Jun. 6, 2012	7.544%	Jun. 6, 2013	-	RMB 10,000,000 (USD 1,605,100)	Guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu.

(10)	USD 1.15 million – Industrial and Commercial Bank of China Limited, Zhangjiang Branch.	Jun. 15, 2012	2.4789%	Sep. 14, 2012	-	USD 0 (repaid September 14, 2012)	Collateralized by cash deposit in the amount of RMB 7,710,000 (approximately $1,213,631).

(11)	RMB 4 million - Bank of Shanghai	Sep 11, 2012	7.2%	Sep 10, 2013	-	RMB 4,000,000 (USD 642,040 )	Guaranteed by Mr. Qinghuan Wu and Mrs. Jialing Zhou, and among which
	RMB 4 million - Bank of Shanghai	Oct. 16, 2012	7.2%	Oct. 15, 2013	-	RMB 4,000,000 (USD 642,040 )	RMB 5,000,000 is collateralized by a building owned by Mr. Wu and his son,
	RMB 7 million - Bank of Shanghai	Oct. 26, 2012	6.72%	Jan. 25, 2013	-	RMB 7,000,000 (USD 1,123,570 ) (repaid RMB 5,320,000 February 5, 2013)	and RMB 10,000,000 is guaranteed by Shanghai Chuang Ye Jie Li Financing Guarantee Co., Ltd (Shanghai Chuangye)

(12)	RMB 95,000 – Shanghai Pudong Development Bank, Shanghai Branch	Jul. 12, 2012	6.44%	Nov. 9, 2012	-	RMB 0 (repaid November 9, 2012)	Collateralized by a pledge of several bank acceptance notes* owned by Shanghai Engineering in the amount of RMB 100,000.

(13)	RMB 30 million-Shanghai Rural Commercial Bank	Nov. 20, 2012	6.9%	Nov. 19, 2013	-	RMB 30,000,000 (USD 4,815,300)	Guaranteed by Mr. Qinghuan Wu, and collateralized by a building in Shanghai owned by Jiangsu SOPO.

(14)	RMB 5 million-China Construction Bank, Yizheng Branch	Oct. 25, 2012	6.3%	Oct. 24, 2013	-	RMB 5,000,000 (USD 802,550)	Guaranteed by CER Shanghai, and collateralized by a mechanical equipment book valued at RMB 20,171,625 owned by CER Yangzhou.

(15)	RMB 25 million – China CITIC Bank, Yangzhou Branch.	Dec. 04, 2012	-	Mar. 03, 2013	-	RMB 25,000,000 (USD 4,012,750) (repaid Mar. 04, 2013)	Guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu.

	Total Bank Short term loan				RMB 61,680,000 (USD 9,789,233)	RMB 126,900,000 (USD 20,368,719)

(16)	RMB 21 million letter of credit – China Construction Bank	Sept. 30, 2011	5.02%	Jan. 6, 2012	RMB 21,000,000 (USD 3,332,910)	RMB 0 (repaid January 6, 2012)	Collateralized by machinery of CER Yangzhou.

(17)	RMB 7.98 million letter of credit – Industrial and Commercial Bank of China	Dec. 12, 2011	6.71%	May 28, 2012	RMB 7,980,000 (USD 1,266,506)	RMB 0 (repaid May 15, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.

	RMB 7.9 million letter of credit – Industrial and Commercial Bank of China	May 18, 2012	6.405%	Sep. 17, 2012	-	RMB 0 (repaid September 29, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.

	Total Letters Of Credit				RMB 28,980,000 (USD 4,599,416)	Nil

(18)	RMB 10 million – China Great Wall Industry Corporation	Sep. 6, 2012	4.13%	Dec. 20, 2012	-	RMB 0 (repaid Dec. 24, 2012)	Equivalent worth of equipment.

	RMB 20 million – China Great Wall Industry Corporation	Sep. 25, 2012	4.13%	Mar. 15, 2013	-	RMB 20,000,000 (USD 3,210,200 ) (repaid Mar. 25, 2013)	Equivalent worth of equipment.

	Less: Debt Issue Cost				-	RMB 337,299 (USD 54,140)

	Total Product Financing				Nil	RMB 19,662,701 (USD 3,156,060)

	Total Short term loan				RMB 90,660,000 (USD 14,388,649)	RMB 146,562,701 (USD 23,524,779)

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

Descriptions of bank short-term borrowings

(1)	On August 31, 2011, CER Shanghai borrowed RMB 29,000,000 (approximately $4,500,000 at the then-existing exchange rate) from the Shanghai Pudong Development Bank, Luwan Branch. The loan was collateralized by CER’s office building in Zhangjiang, Shanghai. The term of the loan was 9 months. The loan agreement provided for quarterly interest payments at an annual interest rate of 7.544% and the total principal and interest were repaid on March 28, 2012.

(2)	On December 9, 2010, CER Yangzhou entered into a three-year loan facility with the Bank of China, Yizheng Branch. The facility is RMB 30,000,000 (approximately $4,500,000 at the then-existing exchange rate). Any amounts due under the loan are repayable no later than November 24, 2013. The loan facility has been guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer; Jialing Zhou, a former director of the Company and wife of Mr. Wu; one of the Group’s subsidiaries and the Group’s VIE, CER Shanghai and Shanghai Engineering, respectively; and Yizheng Auto Industrial Park Investment and Development Co., Ltd. The Company has also collateralized the loan facility with its land use right in Yizheng. By the end of 2010, the Company drew down RMB 21,000,000 (approximately $3,171,000 at the then-existing exchange rate) under the facility as a short-term loan, due in one year, with an annual interest rate of 5.838%. On June 20, 2011, the Company drew down RMB 9,152,782 (approximately $1,414,288 at the then-existing exchange rate) under the facility as a short-term loan, due in six months, with an annual interest rate of 5.56%. On November 15, 2011 and November 18, 2011, CER Yangzhou repaid RMB 9,500,000 (approximately $1,497,572) and RMB 11,500,000 (approximately $1,809,656), respectively. On December 20, 2011, CER Yangzhou repaid RMB 9,152,782 (approximately $1,444,773). On November 17, 2011 and November 23, 2011, CER Yangzhou drew down RMB 9,500,000 (approximately $1,497,000 at the then-existing exchange rate) and RMB 11,500,000 (approximately $1,810,000 at the then-existing exchange rate), respectively, under the three-year loan facility. The loans are due in one year and carry an annual interest rate of 7.216%. CER (Yangzhou) repaid RMB 9,500,000 (approximately $1,511,545) on October 23, 2012, and repaid RMB 6,000,000 (approximately $952,124) on November 1, 2012, respectively. CER Yangzhou repaid the remaining RMB 5,500,000 on November 13, 2012.

(3)	On December 29, 2011, CER Shanghai borrowed RMB 6,680,000 (approximately $1,057,682 at the then-existing exchange rate) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from December 29, 2011 to June 28, 2012. The loan is secured by a pledge of several bank acceptance notes owned by CER Shanghai in the amount of RMB 7,430,000 (approximately $1,176,433). The total principal and interest were repaid by several installments as of June 20, 2012.

(4)	In December 2011, CER Shanghai borrowed RMB 5,000,000 (approximately $789,639) at the then-existing exchange rate) from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. The loan is collateralized by a building in Shanghai owned by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER. The loan carries an annual interest rate of 12% and the due date of the loan is June 9, 2012. The loan was drawn down in two installments, with RMB 2,000,000 (approximately $315,353) and RMB 3,000,000 (approximately $474,286) being drawn down on December 15, 2011 and December 22, 2011, respectively. The total amount of principal and interest amounting to RMB 5,043,333 (approximately $801,038) was repaid on April 16, 2012.

(5)	On January 16, 2012, CER Shanghai borrowed RMB 1,380,000 (approximately $217,989 at the then-existing exchange rate) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from January 16, 2012 to July 15, 2012. The loan was collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB 1,530,000 (approximately $242,949). The total amount of principal and interest were repaid by several installments as of June 20, 2012.

(6)	On February 27, 2012, CER Shanghai signed a loan contract to borrow RMB 10 million from Shanghai Pudong Zhanjiang Micro-credit Co., Ltd. On February 29, 2012, CER Shanghai drew down $1,589,345 (RMB 10 million at the exchange rate at that time). The loan is guaranteed by Mr. Qinghuan Wu, the Chairman and Chief Executive Officer of CER and collateralized by the accounts receivable of CER Shanghai. If there is any default in repayment, CER Shanghai agrees to further secure the loan by way of CER’s office building in Zhangjiang, Shanghai. The loan carries an annual interest rate of 12% and the due date of the loan is February 20, 2013. CER Shanghai began to repay RMB 900,000 per month to Shanghai Pudong Zhanjiang Micro-credit Co., Ltd from April 2012. Amounts totaling RMB 8,100,000 had been repaid as of December 31, 2012. On February 21, 2013, the remaining RMB 1,900,000 (approximately $304,696) was repaid.

(7)	On March 6, 2012, CER Shanghai entered into a short-term comprehensive loan facility with the Bank of Communication, Shanghai Branch. The facility is RMB 57,000,000 (approximately $9,000,000). CER Shanghai is entitled to draw down RMB 40,000,000 (approximately $6,300,000) as a short-term loan or RMB 57,000,000 (approximately $9,000,000) as bank acceptance notes after making a cash deposit of RMB 17,000,000 (approximately $2,700,000) to the bank. On March 20, 2012, CER Shanghai drew down RMB 29 million to replace the existing Shanghai Pudong Development Bank, Shanghai Branch loan. On April 12, 2012, CER Shanghai drew down RMB 11 million. These amounts are due in one year and carry an annual interest rate of 7.544%. The loan has been collateralized by CER’s office building in Zhangjiang, Shanghai and guaranteed by Qinghuan Wu, the Company’s Chief Executive Officer. On March 05, 2013, and March 15, 2013, CER shanghai repaid the RMB 15 million and RMB 25 million, respectively, which represents the total principals of this loan.

(8)	On March 29, 2012, CER Shanghai entered into a loan contract to borrow RMB 5,000,000 (approximately $795,000 at the exchange rate at that time) from Industrial and Commercial Bank of China Limited, Zhangjiang Branch. The loan carries an annual interest rate of 6.405%. The term of the loan is six months commencing from March 29, 2012. The loan is collateralized by several bank acceptance notes owned by CER Shanghai in the amount of RMB 5,600,000 (approximately $890,000). The total amount of principal and interest were repaid by several installments as of September 30, 2012.

(9)	On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yizheng Branch. The facility is RMB 20,000,000 (approximately $3,175,000). This comprehensive line of credit can be used from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. On June 6, 2012, CER Yangzhou drew down RMB 10 million (approximately $1,587,900) as a short-term loan. This amount is due in one year and carries an annual interest rate of 7.544%. On February 20, 2013, CER Yangzhou drew down RMB 10 million (approximately $1,592,000). The maturity date of this loan is October 24, 2013, and bears an annual interest rate of 6.6%.

(10)	On June 15, 2012, CER Shanghai entered into an import financing agreement with the Industrial and Commercial Bank of China, which paid for certain procured imports on behalf of CER Shanghai. CER Shanghai is entitled to authorize Industrial and Commercial Bank of China to make a payment amounting to $1.15 million to an overseas supplier for import purchases. This amount is collateralized by a cash deposit in the amount of RMB 7,710,000 (approximately $1,213,631). This loan bears an annual interest rate of 2.4789%. The term of the loan is three months commencing from June 15, 2012 to September 14, 2012. The total amount of principal and interest were repaid on September 14, 2012.

(11)	On September 5, 2012, Shanghai Engineering entered into a comprehensive facility contract with Bank of Shanghai. The total amount is RMB 15,000,000 (approximately $2,364,625 at the then-existing exchange rate). This amount is due in one year and carries an annual interest rate of 7.2%. The loan is guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer and Mrs. Jialing Zhou, Mr. Wu’s wife, and among which RMB 5,000,000 is collateralized by a building located in Shanghai, which is owned by Mr. Qinghuan Wu and his son. In addition, the remaining amount of RMB 10,000,000 of this loan is guaranteed by Shanghai Chuang Ye Jie Li Financing Guarantee Co., Ltd (“Shanghai Chuangye”), after making a cash deposit of 5% of the total guarantee amount to Shanghai Chuangye. Shanghai Chuangye charged a 3% fee and required a counter-guarantee by CER Yangzhou and CER Shanghai. Shanghai Chuangye also required second tier collateralization by the aforementioned building owned by Mr. Wu and his son and 60% of Mr. Wu’s ownership interest in Shanghai Engineering. Since this building had previously been collateralized under a facility agreement entered into with Ningbo Bank, Shanghai branch, this borrowing with the Bank of Shanghai has replaced the existing Ningbo Bank facility. On September 11, 2012, October 16, 2012 and October 26, 2012, the Company drew down RMB 4,000,000, RMB 4,000,000 and RMB 7,000,000 with an annual interest rate of 7.2%, 7.2% and 6.72%, respectively. On February 5, 2013,the Company repaid RMB 5,320,000 , which is part of RMB 7,000,000. Meanwhile, the Company made a security deposit amounting to RMB 2,280,000 to obtain new bank acceptance drafts amounting to RMB 7,600,000 (approximately $1,206,349).

(12)	On July 12, 2012, Shanghai Engineering borrowed RMB 95,000 (approximately $15,115 at the then-existing exchange rate) from Shanghai Pudong Development Bank, Shanghai Branch. The loan carries an annual interest rate of 6.44%. The term of the loan is four months commencing from July 12, 2012 to November 9, 2012. The loan is secured by a pledge of several bank acceptance notes owned by Shanghai Engineering in the amount of RMB 100,000 (approximately $15,911). Shanghai Engineering repaid RMB 95,000 on November 9, 2012.

(13)	On November 20, 2012, Shanghai Engineering, a consolidated variable interest entity of CER, entered into a one-year comprehensive credit facility of RMB 30,000,000 (approximately $4,732,458 with Shanghai Rural Commercial Bank, which can be used for working capital or similar purposes. The period of the comprehensive line of credit is from November 20, 2012 to November 19, 2013, and carries an annual interest rate of 6.9%. This facility is guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer, and collateralized by a building in Shanghai owned by Jiangsu SOPO (Group) Company Limited (“Jiangsu SOPO”), a non-affiliated third party of CER.

(14)	On October 25, 2012, CER Yangzhou entered into a one-year short term loan contract to borrow RMB 5,000,000 (approximately $793,059) with China Construction Bank, Yizheng Branch. The loan carries an annual interest rate of 6.3%. The term of the loan commence from October 25, 2012 to October 24, 2013. This loan is guaranteed by CER Shanghai, and collateralized by a mechanical equipment book valued at RMB 20,171,625 owned by CER Yangzhou.

(15)	On December 04, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 25,000,000 (approximately $3,975,511) after making a cash deposit of RMB 15,000,000 (approximately $2,385,307) to the bank. Meanwhile, CER Yangzhou endorsed the notes to CER Shanghai and CER Shanghai discounted the notes at the bank. The expiration date is March 03, 2013. On March 04, 2013, CER Yangzhou repaid RMB 25,000,000 (approximately $3,980,000)

Interest expense on short-term loans for the year ended December 31, 2011 and 2012 was $437,530 and $1,069,674, respectively.

Descriptions of letters of credit

(16)	CER, through its subsidiary, CER Yangzhou imports goods from CER Hong Kong, which are purchased from overseas suppliers. CER Yangzhou issued a forward letter of credit (“L/C”) to CER Hong Kong for import purchases in September 2011. The L/C is collateralized by the machinery of CER Yangzhou’s plant. On September 30, 2011, CER Hong Kong discounted the L/C from Standard Chartered Bank’s Hong Kong branch in the amount of RMB 21,000,000 ($3,240,000 at the exchange rate at such date). The due date of the L/C is January 6, 2012. The discount rate is 5.02% annually. CER Yangzhou repaid RMB 21,000,000 on January 6, 2012.

(17)	On November 29, 2011, CER Shanghai issued a forward letter of credit (“L/C”) to CER Yangzhou for the purchase of goods. The L/C is collateralized by a building in Shanghai, which is owned by Jiangsu SOPO. On December 12, 2011, CER Yangzhou discounted the L/C from Industrial and Commercial Bank of China Limited, Zhangjiang Branch in the amount of RMB 7,980,000 (approximately $1,260,000 at the exchange rate at the time). The due date of the L/C was May 28, 2012. The discount rate was 6.71% annually. The total amount of the letter of credit was repaid on May 15, 2012. On May 18, 2012, CER Shanghai renewed the issuance of a forward letter of credit amounting to RMB 7,900,000 (approximately $ 1,235,586) to CER Yangzhou for purchase of goods. The discount rate was 6.405% annually. The due date of the renewed L/C is September 17, 2012. CER Yangzhou repaid RMB 7,900,000 on September 29, 2012.

Interest expense on letters of credit for the year ended December 31, 2011 and 2012 was $46,811 and $74,191, respectively.

Descriptions of Product Financing

(18)	On August 10, 2012, CER signed two contracts with China Great Wall Industry Corporation (“Great Wall”) for sales and repurchases of certain goods within a 6-month period which in substance are a product financing arrangement. According to these two agreements, CER (Yangzhou) will sell certain equipment to Great Wall at a price of RMB 32,454,780 (approximately $5,108,707). The funding to CER consists of three components, two of which are letters of credit totaling RMB 30,000,000 (approximately $4,773,300); the rest is cash. At the same time, Great Wall agreed to resell the equipment to CER (Shanghai) at a price of RMB 33,038,966 (approximately $5,200,664) via a delayed collection arrangement as set forth below, where such amounts represent payments due from CER to Great Wall (or a bank, if the letters of credit are tendered for cash equal to the principal or face value less the bank’s discount)

	RMB	USD
December 20, 2012	10,180,000	1,633,991
March 15, 2013	20,360,000	3,267,984
April 7, 2013	2,498,965	401,109
Total	33,038,965	5,303,084

In September, 2012, Great Wall issued two letters of credit in the amount of RMB 10 million (approximately $1.6 million) and RMB 20 million (approximately $3.2 million) from Industrial and Commercial Bank of China Co., Ltd., Beijing West Railway Station Branch to CER (Yangzhou) in accordance with the aforementioned agreements, respectively. Then CER (Yangzhou) discounted them to draw down RMB 9.8 million (approximately $1.6 million) on September 6, 2012, with the maturity date of December 24, 2012, and draw down RMB 19.4 million (approximately $3.1 million) on September 25, 2012, with the maturity date of March 15, 2013, respectively, for a total amount of RMB 29.2 (approximately $4.7 million) million. The amount of RMB 29.2(approximately $4.7 million) million was recorded as short term loan and RMB 0.8 million (approximately $0.13 million) as debt issue cost which is amortized over the term the product financing at an effective interest rate of 5.37%. For the year ended December 31, 2012, the amortization of debt issue cost was RMB 462,701(approximately $73,343). The final payment amounting to RMB 2,454,780 (approximately $401,109) will be paid by Great Wall in April, 2013. The price difference between sales and repurchase of the goods of RMB 584,185 (approximately $91,957) represents interest to be paid to Great Wall. The Company calculated this portion of interest with an effective interest rate of 4.13%. For the year ended December 31, 2012, the interest payable of RMB 363,223 (approximately $57,574) was recorded as accrued expenses and other liabilities. In addition, China Energy Recovery, Inc., the parent company, guaranteed the repayment of CER Shanghai. There is no other collateral in the contract. This product financing arrangement was entered into to offset concerns related to the Company’s liquidity given the extension of payment terms on accounts receivable due from Zhenjiang Kailin, which are further discussed in Note 16 and the Company’s $5 million long term loan with Hold and Opt Investments Limited (“Hold and Opt”) originally due on September 29, 2012, and subsequently extended with a new maturity date of no later than December 15, 2012. The Company repaid this loan on December 13, 2012.

Formerly convertible debt (presented as current portion of long term loans)

Borrowing	Borrowing date	Interest rate	Maturity date	Balance at Dec. 31, 2011	Balance at Dec. 31, 2012	Pledge or guarantee
$ 5 million – Hold And Opt Investments Limited	Dec. 31, 2010	15.100%	Sept. 29, 2012	USD 4,850,945	USD 0 (repaid Dec.13, 2012)	Collateralized by 8,000,006 of Qinghuan Wu's shares in CER.

On May 21, 2009, the Company entered into a term loan agreement (“Convertible Notes Agreement”) with Hold and Opt, an investment company (the “Lender”). Pursuant to the Convertible Notes Agreement, the lender provided term loan financing (“Convertible Notes”) to the Company in an amount of up to $5,000,000 within 6 months of the making, which may be drawn from time to time, in whole or in installments, upon notice, but once repaid shall not be subject to reborrowing. The proceeds from this Convertible Note were used for the construction of the Company’s new plant located in Yangzhou, China including, the purchase of land for the plant, buildings, equipment, and for the facilitating of financing loans from one or more in-China banks and other institutional lenders. Any amount borrowed will bear interest at 9.5%, payable every six months, calculated and compounded quarterly. Each draw is due twenty-four (24) months after the draw down date, together with any accrued and unpaid interest. The Company drew down $5,000,000 on September 29, 2009. The Convertible Notes could be converted to 2,777,778 shares of common stock at the conversion price of $1.80. In addition, the Company issued the Lender a five-year common stock purchase warrant (“Warrants”) to purchase up to 1,388,889 shares of the Company’s common stock, which is that number of shares of the Company’s common stock equal to 50% of the principal sum of these Convertible Note divided by the conversion price of $1.80.

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

The embedded conversion feature of the Convertible Notes was accounted for as an embedded derivative in accordance with ASC 815 “Derivatives and Hedging” because the conversion price is denominated in USD, which is a currency other than the Company’s functional currency, RMB. The conversion feature was accounted for as a derivative liability on the balance sheet and classified as a current liability based on the timing of the cash flows derived from the convertible notes. The Convertible Notes were recorded with a discount equal to the fair value of the conversion feature at the transaction date and were accreted to the redemption value of the Convertible Notes from the draw down date to September 30, 2011 (the date of extinguishment of the conversion feature) using the effective interest rate method. The change in fair value of the conversion feature derivative liability of $203,916 was recorded in the consolidated statement of income and comprehensive income for the year ended December 31, 2011, with no similar amount for the year ended December 31, 2012 due to the termination of the derivative. The interest expense recognized for accretion to the redemption value of the Convertible Notes was $159,363 and $149,055 for the year ended December 31, 2011 and 2012, respectively.

The value of the Warrants at the grant date on May 21, 2009 was accounted for as a commitment fee for obtaining the Convertible Notes, and therefore the value was recorded as deferred financing cost to be amortized over the period from the grant date to September 30, 2011 (the date of extinguishment of the conversion feature) of the Convertible Notes. For the year ended December 31, 2011, $215,623 of deferred financing costs were amortized and charged to interest expense, with no amounts recognized in 2012 due to the cessation of recognition of remaining costs in 2011. The Warrants were recorded as derivative liabilities in accordance with ASC 815, Derivatives and Hedging, because the exercise price of the warrants is denominated in USD, which is a currency other than the Company’s functional currency, RMB. Changes in fair value of the warrants (Note 12) for the year ended December 31, 2011 and 2012 were recorded in the consolidated statement of income and comprehensive income.

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

On October 22, 2012, CER entered into an extension to continuation and loan arrangement with Hold And Opt, effective as of September 29, 2012 (“Loan Date”). At the Loan Date, both principal and interest due under the loan agreement remained outstanding. The extended maturity date for the Loan Amount is November 30, 2012, with a grace period not to extend beyond December 15, 2012. CER shall make a mandatory prepayment of $3,000,000 by no later than November 10, 2012. The outstanding principal and interest amount under this extension agreement shall bear interest at a rate of 1.5% per month, commencing on the Loan Date, and continuing until the principal is paid in full. CER repaid $2,000,000 and $3,850,000 on October 31, 2012 and December 13, 2012, respectively, and then repaid $206,011 in January, 2013, for a total repayment amount of $6,056,011, which represents all principal, interest, penalties and exchange rate differential payments.

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

Since the loan is fixed in United States dollars, the lender will receive compensation when the Renminbi exchange rate increases against the US dollar as compared to the rate fixed at the borrowing date. Accordingly, the Company has accounted for this indexed feature as an embedded derivative and recognized a derivative liability in the amounts of $21,274 and $0 as of December 31, 2011 and 2012, respectively. There are no derivative liabilities under the compensation terms of the loan agreement as the original loan is due. The change in fair value of the derivative liability of $21,274 was recorded in the consolidated statements of income and comprehensive income for the year ended December 31, 2012.

Note 8 – Notes Payable

Notes payable represents bank acceptance drafts that are non-interest bearing and due within six months. The balance of the bank acceptance drafts is $1,396,648 and $168,657 as of December 31, 2011 and 2012, respectively.

	Notes Payable	Draw down date	Maturity date	Balance at Dec. 31, 2012	Pledge or guarantee
(1)	RMB 8.8 million – Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch	May. 30, 2012	Nov. 29, 2012	RMB 0 (repaid November 1, 2012)	Collateralized by a building in Shanghai owned by Jiangsu SOPO.
(2)	RMB 4.7 million – China CITIC Bank, Yangzhou Branch.	May. 23, 2012	Nov 23, 2012	RMB 0 (repaid Nov. 23)	Guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer.
	RMB 3.1 million – China CITIC Bank, Yangzhou Branch.	Apr. 24, 2012	Oct. 24, 2012	RMB 0 (repaid Oct. 24, 2012)
(3)	RMB 1.16 million – Bank of China, Yizheng Branch	Oct. 31, 2012	Apr. 26, 2013	RMB 1,050,757 (USD 168,657)	Pledged by 4 notes receivables, amounting to RMB 1.35 million.
	Total notes payable			RMB 1,050,757 (USD 168,657)

(1)	On November 24, 2011, bank acceptance drafts amounting to RMB 8.8 million (approximately $1.4 million) were arranged with Industrial and Commercial Bank of China Limited, Shanghai Zhangjiang Branch by CER Shanghai to settle its purchases from certain customers. The bank acceptance drafts are collateralized by a building in Shanghai owned by Jiangsu SOPO. The total amount of the bank acceptance drafts was repaid on May 22, 2012. On May 30, 2012, CER Shanghai renewed the issuance of the same amount of bank acceptance drafts from Industrial and Commercial Bank of China Limited. The expiration date was November 29, 2012. On November 1, 2012, the Company repaid RMB 8.8 million (approximately $1.4 million).

(2)	On March 30, 2012, CER Yangzhou entered into a 2 year comprehensive credit facility with the China CITIC Bank, Yangzhou Branch. The facility is RMB 20,000,000 (approximately $3,175,000). The period of the comprehensive line of credit is from March 30, 2012 to March 30, 2014. This facility is guaranteed by Jiangsu SOPO, and guaranteed by Mr. Qinghuan Wu, the Company’s Chief Executive Officer. On April 24, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 3,100,178 (approximately $493,269) after making a cash deposit of RMB 1,860,107(approximately $294,882) to the bank. On May 23, 2012, CER Yangzhou drew down bank acceptance notes amounting to RMB 4,700,000 (approximately $747,817) after making cash deposit of RMB 2,820,000 (approximately $448,690) to the bank. The expiration date was November 23, 2012. On October 23, 2012 and November 23, CER Yangzhou repaid RMB 3,100,178 (approximately $493,269) and RMB 4,700,000 (approximately 746,000), respectively.

(3)	On October 31, 2012, bank acceptance drafts amounting to RMB 1,050,757 (approximately $168,657) were arranged with Bank of China, Yizheng Branch by CER Yangzhou. The bank acceptance drafts were pledged by several notes receivable for a total amount of RMB 1.35 million. The maturity date of these bank acceptance drafts is April 26, 2013.

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

For the quarter ended March 31, 2012, the Group’s Hong Kong subsidiary, CER (Hong Kong), had, for the first time, estimated taxable profits earned in the PRC; CER (Hong Kong) has generated estimated taxable profits since then. As such, CER (Hong Kong) is to be regarded under the PRC tax laws as having permanent establishment for business activities carried out in the PRC, and would be subject to PRC tax at the standard EIT rate of 25%. In 2012, given the Group is likely to be regarded as having permanent establishment, CER (Hong Kong) recognized taxes, included in the consolidated tax provision, of $773,186. The primary reason for CER (Hong Kong)’s generation of taxable income was the non-deductibility, under PRC tax law, of a $1.5 million expense incurred for a penalty payment to an EPC construction contract related party customer which is further described in Note 16 and income tax for the intra-entity sales of the subsidiary’s shares further described in Note 1. This tax provision, as well as increases in PRC tax expense for the Group’s profitable subsidiaries, were primarily responsible for the significant increase in the Group’s effective tax rate for 2012 compared to 2011.

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

	2011	2012
Statutory U.S. Federal rate	34.00%	34.00%
Tax differential from statutory rate applicable to entities in the PRC	(18.45)%	(4.81%)
Permanent differences	(20.28)%	32.82%
Effect of change in the tax rates	-	1.00%
Valuation allowance for deferred tax assets	31.80%	29.97%
Effect of intra-entity sales	-	18.47%
Effective tax rate	27.07%	111.45%

The primary driver of the Company’s effective tax rate, and year-over-year changes in the effective tax rate, is adjustments to the valuation allowance offsetting those deferred tax assets of the Company’s subsidiaries and VIE which more likely than not will not be realized based upon a recent history of losses and the uncertainties and subjectivity regarding projections of future taxable income. While China Energy Recovery,, Inc. is a Delaware corporation subject to U.S. Federal income tax (to the extent of any taxable profits), all of the Company’s earned profits and substantial business are derived from the PRC. Further, while the Company’s Hong Kong subsidiary CER Hong Kong earns profits, such profits are earned outside the legal boundaries of Hong Kong and therefore are not subject to tax under the Hong Kong tax law. Therefore, the income mix between the PRC and non-PRC entities is the second largest driver of differences between the statutory rate and the effective tax rate. The effect of permanent differences consists primarily of entertainment expenses in excess of the prescribed cap, the penalty to for the economic losses suffered by Zhenjiang Kailin resulting from project delay (further discussed in Note 16) and the gains recognized from reductions in the fair value of the Company’s derivative liabilities (these gains were larger in 2011); such gains and losses are not subject to income tax.

Deferred tax assets and liabilities, without taking into consideration the offsetting of balances, are as follows:

	December 31, 2011	December 31, 2012
Deferred tax assets, non-current:
Tax loss carry forwards	4,329,036	4,312,392
Kailin Discount	-	523,814
Deferred revenue	22,267	30,826
Provision for impairment loss of receivables and provision for inventory	307,591	240,651
Valuation allowance	(3,986,275)	(4,319,270)
Total deferred tax assets	672,619	788,413

Deferred tax liabilities, non-current:
Taxable temporary difference related to derivative liabilities	(50,679)	-
Total deferred tax liabilities	(50,679)	-

The net balances of deferred tax assets and liabilities after offsetting are as follows:

	December 31, 2011	December 31, 2012

Deferred tax assets, non-current, net	621,940	788,413

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a foreign investment enterprise (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT at a rate up to 10% (lower rate is available under the protection of tax treaties). Since the Company intends to indefinitely reinvest its earnings to further expand the businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. As a result, if any dividends are declared out of the cumulative retained earnings as of December 31, 2007, they should be exempt from WHT. Accumulated profits of non-US subsidiaries as of December 31, 2011 and 2012 were approximately $1,102,139 (RMB 7,687,921), and $1,942,799 (RMB 12,256,631), respectively, and they are considered to be indefinitely reinvested. Moreover, the Company’s liquidity position does not require transfers of cash outside of the PRC to the parent jurisdiction (U.S.), as all business activity and debt is carried on in the PRC. The Company has not paid dividends on its common shares and does not have an intention of doing so in the foreseeable future. Accordingly, no provision has been made for deferred taxes. No dividends were declared out of cumulative retained earnings as of December 31, 2011 or 2012.

Pre-tax (loss) income was generated in the following jurisdictions for 2011 and 2012:

	2011	2012
PRC	$2,341,534	$(757,078)
Hong Kong	453,592	3,022,606
United States	(58,816)	(929,946)
Total pre-tax (loss) income	$2,736,310	$1,335,582

For the years ended December 31, 2011 and 2012, PRC tax expense primarily represents tax provisions on the taxable profits of CER Shanghai and Shanghai Engineering.

86

	2011	2012
U.S. income tax expense / (benefit)	$-	$-
H.K. income tax expense / (benefit)	-	773,186
PRC deferred income tax expense / (benefit)	(450,164)	(157,433)
PRC current income tax expense / (benefit)	1,190,806	622,536
Total income tax expense	$740,642	$1,238,289

The Company is incorporated in the U.S. and incurred a net operating loss for income tax purposes for the years ended December 31, 2011 and 2012. The net operating loss carry forwards for the U.S. income tax purposes were approximately $8,355,602 and $9,180,572 at December 31, 2011 and 2012, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, in 20 years from origination. Management believes that the realization of the benefits arising from these accumulated net operating losses is uncertain due to the Company's limited operating history, continuing losses for United States income tax purposes, and the fact that substantially all of the Company’s business activity is derived from the PRC. Accordingly, the Company has offset all of the gross deferred tax assets for such net operating losses with additional valuation allowances recorded through income tax expense, which are a significant driver of the Company’s effective tax rate, given the history of loss and the uncertainty regarding the future. Remaining net deferred tax assets consist only of those supported by reversing deferred tax liabilities, as well as any deferred tax assets related to the PRC that management has concluded are more likely than not of being realized.

As of December 31, 2012, the Company did not have any material uncertain tax positions subject to the provisions of ASC 740-10; as such, there are no liabilities for unrecognized tax benefits. As described earlier in this Note, the Group provided for PRC EIT tax on profits earned by the Group’s Hong Kong subsidiary in the PRC.

Note 10 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of ASC 260, “Earnings Per Share.” This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period under the two-class method. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. In computing the dilutive effect of convertible securities, the number of shares is adjusted for the additional common stock to be issued as if the convertible securities are converted at the beginning of the period (or at the time of issuance, if later). In computing the dilutive effect of options and warrants, the treasury method is used. Under this method, options and warrants are assumed to be exercised at the beginning of the period and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following table lists the potentially dilutive securities at December 31, 2012 related to our compensation plans under which shares of our common stock are authorized for issuance.

Potentially Dilutive Securities	Number of Securities to be Issued	Reference Index
Dilutive securities from warrants issued as part of financing with Series A preferred stock	1,852,820	Note 12
Dilutive securities from warrants issued with convertible notes	1,388,889	Note 12
Dilutive securities from options to Ye Tian	500,000	Note 13
Dilutive securities from options to Estelle Lau	60,000	Note 13
Dilutive securities from options to Sum Kung	60,000	Note 13
Dilutive securities from options to Jules Silbert	60,000	Note 13
Total potentially dilutive securities	3,921,709

For the year ended December 31, 2011, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 590,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effects.

For the year ended December 31, 2012, warrants to purchase 3,241,709 shares of the Company’s common stock and options to purchase 650,000 shares were excluded from the diluted earnings per share calculation because of their anti-dilutive effects due to the low share price as of December 31, 2012.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2011 and 2012.

	For the year ended December 31,
	2011	2012
Numerator:
Net income	$1,995,668	$97,293
Amount allocated to preferred stockholders	(6,795)	(331)
Net income available to common stock holders
-Basic and diluted	1,988,873	96,962
Denominator:
Denominator for basic earnings per share
-Weighted average common shares outstanding	31,033,148	31,077,632
-Weighted average dilutive shares	-	-
Denominator for diluted earnings per share	31,033,148	31,077,632
Basic earnings per share	$0.06	$0.003
Diluted earnings per share	0.06	0.003

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

For the years ended 2011 and 2012, no shares of Series A convertible preferred stock were converted.

As of December 31, 2011 and 2012, the Company had 200,000 shares of Series A convertible preferred stock issued and outstanding.

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

As of September 30, 2011, the conversion feature expired on the formerly convertible debt and there is no longer any conversion term on the modified loan as described in Note 7.

The derivative liabilities were valued using both the Black-Scholes and Binomial valuation techniques with the following assumptions. We calculated the fair value of the derivative liability related to the convertible notes on exchange rate at repayment versus exchange rate at loan origination differential, which relates to the repayment of the notes and is distinct and separate from the embedded derivative liability formerly recorded for the now-expired conversion feature, based on the following key assumptions. As at December 31, 2012, the fair value of derivative liabilities associated with convertible notes was $0 as the terms of exchange rate differential payment expired on September 29, 2012. Accordingly, the amount to be paid due to the exchange difference in the principal was $70,760, which was recorded in accrued expenses and other liabilities as of December 31, 2012.

Derivative liability from convertible notes (exchange rate settlement differential)	December 31, 2011	December 31, 2012

Estimated forward rate	6.34	-
Discount rate	0.64%	-
Discount factor	0.995	-

Fair value	$21,274	$-

Derivative liability associated with warrants issued in connection with convertible notes:

	December 31, 2011	December 31, 2012
Number of shares exercisable	1,388,889	1,388,889
Stock price	0.38	0.15
Exercise price	1.8	1.8
Expected dividend yield (d)	-	-
Expected life (in years) (c)	2.39	1.39
Risk-free interest rate (a)	0.32%	0.19%
Expected volatility (b)	61%	47.5%
Fair Value:
Derivative liability - warrants issued in connection with Convertible Notes	20,920	-

(a)	The risk-free interest rate is based on U.S. Treasury securities with compatible life terms.
(b)	Due to the short trading history of the Company’s stock, the Company uses the volatility of comparable guideline companies to estimate volatility.
(c)	The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.
(d)	The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Note 13 - Stock-Based Compensation

Stock Option Plan

In September 2008, the board of directors approved the Company’s Stock Option Plan and granted 335,000 options to acquire the Company’s common stock at $2.90 per share to five non-employee directors and consultants under the 2008 Plan. The option plan has been revised and approved at the shareholders’ meeting as of November 20, 2011(there were no significant changes impacting valuation or accounting for share based compensation). Detailed terms of the plan are described as follows with each grant.

Stock Options

On June 24, 2009, the Company appointed one independent director and granted him stock options to purchase 500,000 shares of the Company’s common stock. The options would vest and become exercisable in eight equal installments evenly spread out during the three year period beginning from July 1, 2009. On September 7, 2009, the Company appointed another independent director and granted her a stock option to purchase 60,000 shares of the Company’s common stock. The options would vest and become exercisable in eight equal installments evenly spread out during the two year period beginning from October 1, 2009.

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

The Company used the Black-Scholes Model to value the options at the time they were granted and to revalue the options when the option agreement terms were changed. The following table summarizes the assumptions used in the Black-Scholes Model when calculating the fair value of the options at the grant dates (for 2011, as there were no grants in 2012) or revaluation dates. The contractual term of all options granted by the Company is 10 years.

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

For the years ended December 31, 2011 and 2012, the Company vested in 177,500 and 60,000 shares respectively and recognized $260,224 and $28,266 of compensation expense, respectively.

As of December, 2012, the remaining compensation expense related to non-vested awards not yet recognized is $14,133 and the weighted-average period is six months.

Following is a summary of options outstanding and exercisable for each of the Company’s four individual stock option grants to directors at December 31, 2012. There are no other grants to directors or employees.

Outstanding Options			Exercisable Options
Exercise	Number	Remaining		Number	Remaining
price		contractual	Exercise		contractual
		term (years)	price		term (years)

$0.73	60,000	6.75	$0.73	60,000	6.75
$0.73	500,000	6.50	$0.73	500,000	6.50
$0.73	60,000	8.50	$0.73	45,000	8.50
$0.73	60,000	8.50	$0.73	45,000	8.50
Total	680,000			650,000

Following is a summary of the option activity:

Outstanding as of December 31, 2010	560,000
Granted	120,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	680,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2012	680,000
Vested and exercisable as of December 31, 2012	650,000

Note 14 – Other Non-operating Expense (Income), Net

Other non-operating expenses (income) consist primarily of foreign exchange losses on purchasing transactions and subsidy income.

	For the year ended December 31,
	2011	2012

Foreign exchange losses (income)	1,340,484	(126,136)
Other non-operating income	(917,120)	(202,853)
Total other non-operating expenses (income), net	$423,364	($328,989)

During the year ended December 31, 2011, CER purchased imported equipment via advance payments to suppliers through the holding company CER Hong Kong, which then resold the equipment to mainland PRC inter-company subsidiaries (CER Shanghai and CER Yangzhou). With RMB appreciation against the US dollar from RMB 6.62 to $1 to RMB 6.30 to $1 over the year ended December 31, 2011, an exchange loss of $1.3 million was realized for the year ended December 31, 2011 due to the large amount of import transactions related to CER Yangzhou, whereas due to the slight appreciation of RMB against USD over the year ended December 31, 2012, an exchange gain of $126,136 was realized for the year ended December 31, 2012.

Other non-operating income mainly consisted of subsidy income received by CER Yangzhou from a research and development fund administered by the Yizheng industrial park and subsidy income received by CER Shanghai and Shanghai Engineering from a transformation and upgrading fund administered by the Shanghai local bureau of finance. This subsidy income is not tied to any specific element of the business, and cannot be reclaimed by the research and development fund.

Note 15 – Interest Expense, Net

For a detailed discussion of borrowings and balances underlying interest expense, see Notes 7.

	For the year ended December 31,
	2011	2012
Interest on current portion of long term loan	647,760	698,298
Interest on long-term loans	200,476	-
Amortization of deferred financing costs	215,623	-
Accretion to face value on loans	241,233	149,055
Interest on short-term loans and letters of credit	484,341	1,143,865
Expense of common stock issued for settlement of exchange rate loss related to long term loan	144,498	-
Common stock issued in for consulting services	40,308	-
Bank note discount interest	85,195	221,263
Interest capitalized	(14,729)	(134,579)
Expense of exchange rate differential payment in relation to formerly convertible debt	-	70,760
Amortization of debt issue cost	-	73,343
Interest income	(228,102)	(43,829)
Accretion of SOPO interest income	-	(385,706)
Accretion of Kailin interest income	-	(926,209)
Warrant cancellation	(15,547)	-
Total interest expense, net	$1,801,056	$866,261

Note 16 – Related Party Transactions

On October 20, 2011, CER (Hong Kong) entered into an advanced payment agreement amounting to $669,800 with Haide, a company controlled by Mr. Qinghuan Wu. The substance of this arrangement was a short term borrowing from a related party. Pursuant to the agreement, Haide on behalf of CER (Hong Kong) paid to certain vendors $450,000 on October 20, 2011 and $219,800 on November 1, 2011, respectively. The terms of the agreement provide for zero interest. CER (Hong Kong) repaid $550,000 to Haide on November 25, 2011. As of December 31, 2012, the remaining balance of $119,800 was recorded in accrued expenses and other liabilities.

In March 2012, Mrs. Jialing Zhou, a significant shareholder and wife of Mr. Qinghuan Wu, provided an interest-free loan of RMB 1,900,000 (approximately $251,856) to Shanghai Engineering in several installments. The total amount was repaid as of September 30, 2012.

In December 2012, Mrs. Jialing Zhou, a significant shareholder and wife of Mr. Qinghuan Wu, provided an interest-free loan of RMB 7,200,000 (approximately $1,155,698) to Shanghai Engineering in several installments.

Zhenjiang Kailin EPC project

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), the procurement part of RMB 240 million (approximately $37 million) and the construction part of RMB 52 million (approximately $8 million). This project was completed by the end of May, 2012. Transactions between CER and Zhenjiang Kailin are presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of, and at that time, a significant creditor, Hold and Opt (as discussed in Note 7, Short-Term Loans) and is a less than 5% shareholder of CER. Our executive officer own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. Management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER. For the year ended December 31, 2011 and 2012, revenue earned from the contract amounted to $32,503,158 and $6,598,459, respectively. The difference between the original contract value of $46 million and total revenue recognized of $39 million mainly represented Value Added Tax of $5.5 million and discount impact from long term receivables as a result of sales concession of $1.7 million (Note 3). The cost of revenues associated with the original contract and the additional agreements entered into was $27,890,750 and $8,529,606 for the year ended December 31, 2011 and 2012, respectively. The revenue, less the sales concession and penalty incurred, was not fully offset by the upgrade contract revenue agreed to; further, additional incurred costs reduced the margin on the project to negative 29% for the year ended December 31, 2012.

Guarantees for Zhenjiang Kailin project to CGN Energy Service Co., Ltd. (“CGN Energy”).

On November 25, 2011, CER Yangzhou entered into the first of three guaranty contracts with CGN Energy regarding the Zhenjiang Kailin’s financing arrangement with a third party, CGN Energy. CER Yangzhou and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the project contract price. As part of this financing arrangement, CER sold certain equipment integral to the Zhenjiang Kailin project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period at a price of RMB 29.8 million (approximately $4.73 million). The substance of this transaction is Zhenjiang Kailin obtaining financing from CGN Energy to make payment to CER. CER Yangzhou entered into a guarantee contract with CGN Energy for the equipment sold, which was installed as part of the sulfuric acid waste heat recovery project. Under the guarantee contract, if there is a default by Zhenjiang Kailin, CGN Energy can assert claims in the following order: First in guarantee order is Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy; Second in guarantee order is Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin: Lastly, if there is any remaining balance, CER Yangzhou is guaranteeing CGN Energy for the remaining payment. The guarantee provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under this financing arrangement.

On March 20, 2012, CER and Zhenjiang Kailin agreed to engage CGN Energy to provide second financing for another portion of the project contract price (similar to the financing arrangement with CGN Energy in November 2011). CER sold certain equipment integral to the project to CGN Energy at a price of RMB30 million (approximately $4.8 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period at a price of RMB 37.7 million (approximately $6 million). CER Yangzhou also entered into a second guaranty contract with CGN Energy for the equipment sold, which was installed as part of the sulfuric acid waste heat power generation project. The guarantee contract is of the same term as the first financing arrangement, Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy is in the first guarantee order, Jiangsu SOPO in second guarantee order and CER Yangzhou in the third guarantee order, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the project contract.

On October 18, 2012, CER Yangzhou entered into the third guaranty contract with Zhenjiang Kailin and CGN Energy in connection with a third financing for Zhenjiang Kailin project (similar to the financing arrangement with CGN Energy in November 2011 and March 2012). CER Shanghai and Shanghai Engineering signed two contracts to sell certain equipment to CGN Energy each at a price of RMB9.9 million (approximately $1.57 million), for a total amount RMB 19.8 million (approximately $3.14 million), which was subsequently resold to Zhenjiang Kailin. As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 30 month period at a price of RMB23.4 million ( approximately $3.7 million). CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed as part of in the sulfuric acid waste heat power generation project. Same as the other two guarantee contracts disclosed above, if there is any default by Zhenjiang Kailin, CGN Energy must first look for recourse from Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy; then Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin; and finally CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat power generation project contract.

Except for the guarantees for Zhenjiang Kailin project provided to CGN Energy and Bank of Jiangsu and product warranty for 12 months after completion, there are no other guarantees for any other elements of the Zhenjiang Kailin project. The Company assessed the arrangement under ASC 605-35 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met. As a similar guaranty could be obtained from a third party financial institution and performance of the contract was probably completed, the Company separated the deliverable represented by the guaranty from the rest of the contract price and recognized the initial fair value of the guaranty liability arising from the guaranty contract as deferred revenue based on the quote guarantee fee percentage for loans with similar terms from financial institutions.

As of December 31, 2012, the deferred revenue was $246,608. This amount will be amortized to revenue according to applicable U.S. GAAP accounting requirements as the underlying structured payment obligation is satisfied by Zhenjiang Kailin’s payments to CGN Energy. As of December 31, 2012, Zhenjiang Kailin has made all required payments to CGN Energy in compliance with the payment schedule.

Zhenjiang Kailin EPC project penalty and upgrade contract

On May 8, 2012, CER and Zhenjiang Kailin entered into an agreement whereby CER was to pay Zhenjiang Kailin RMB 8.9 million (approximately $1.5 million) as a penalty (“the penalty”) for the economic losses suffered by Zhenjiang Kailin resulting from project delays past the originally expected completion date of December 31, 2011. The original contract for the construction of the facility did not contain any provisions for late completion or liquidated damages. As part of this agreement, CER agreed to assume additional costs to bring the capacity of the sulfuric acid waste heat recovery system to original specifications and to install additional electric utilities. The penalty payment is included in the accrued expenses and other liabilities as of December 31, 2012.

Also, during the second quarter of 2012, the two parties signed an upgrade contract for the same facility valued at RMB 8 million (approximately $1.3 million). The purpose of the enhancements contemplated in this contract was to raise the capacity of the system from 800k tons to 900k tons of sulfuric acid per year. This enhancement project was completed at the end of May 2012 and permits $1.3 million of additional billings which were included in accounts receivable due from Zhenjiang Kailin and provision for impairment loss of receivable was recorded as of December 31, 2012.

Zhenjiang Kailin payment schedule and discounting of receivables

As described in Note 3 regarding accounts receivable, due to delay and certain technical issues encountered by CER, CER agreed with Zhenjiang Kailin, a related party, to extend the original payment due date on a project completed at the end of May 2012 from August 31, 2012 to December 31, 2013 in four installment payments with no stated interest rate. Therefore, CER agreed to extend Zhenjiang Kailin’s payment schedule as a sales concession CER granted to Zhenjiang Kailin and recorded the discount impact of $1,509,668 due to the payment extension as a deduction of revenue in the first quarter of 2012. The effective interest rate being used was 10.65%.

In July 2012, Zhenjiang Kailin incurred an accident during the operation of its waste heat recovery system. The production was suspended during the second half of July and August 2012. CER further agreed with Zhenjiang Kailin to extend its first installment of $4,815,300 due to CER in August 2012 to December 31, 2012. CER recorded discount impact of $199,631 for the extension of the first installment as reductions to revenue in the statement of operations and comprehensive income in the second quarter of 2012.

The discounts were reflected as reductions to revenue in the statement of income and comprehensive income arising from these extension of payment terms were $1,709,299 for the year ended December 31, 2012; the accretion for interest income included in interest income was $926,209 for the year ended December 31, 2012 (there was no accretion for the year ended December 31, 2011).

In October 2012, Zhenjiang Kailin repaid part of the first installment of $3,178,098 through a financing arrangement with CGN. The remaining $1,637,202 which was originally due by December 31 2012 was defaulted as Zhenjiang Kailin’s business in fourth quarter of 2012 did not perform as expected, with the less demand in the Chinese domestic chemical market.

The revised payment schedule was listed below, which did not include the payment for “upgrade contract”.

Maturity date	Amount due
December 31, 2012	4,815,300
June 30, 2013	2,889,180
September 30, 2013	3,210,200
December 31, 2013	3,367,897
Total Payment Schedule	14,282,577
Payment of the first installment in October 2012 through financing arrangement with CGN (Note 16)	(3,178,098)
Outstanding Payment as of December 31, 2012	$11,104,479

As a result of the deteriorating domestic market demand and Zhenjiang Kailin’s financial condition, CER performed an impairment analysis on the remaining outstanding balance due as of December 31, 2012. In March 2013, Zhenjiang Kailin provided a commitment letter to CER for a total repayment of RMB 77 million (approximately equivalent to $12.4 million) in the following 7 years, including an annual minimum repayment of RMB 10 million (approximately equivalent to $1.6 million) from 2013 to 2018 and RMB 17 million (approximately equivalent to $2.8 million) in 2019 in accordance with its business forecasts to fully repay the outstanding payment due to CER. Although CER acknowledged the receipt of the commitment letter, it was not a legally enforceable agreement between CER and Zhenjiang Kailin, and CER can continue to assert its rights under the repayment schedule disclosed above.

Based on the impairment analysis CER performed, including the assessment of Zhenjiang Kailin’s business forecast, CER expected that Zhenjiang Kailin will be able to fully repay all outstanding amounts over the next 7 years with an annual minimum repayment of RMB 10 million from 2013 to 2018 and RMB 17 million in 2019. A provision for impairment loss on long term receivable of $3,397,541 was recorded based on the management’s best estimate of future cash flow, i.e., Zhenjiang Kailin will repay RMB 10 million or RMB 17 million annually over the next 7 years, discounted at the long term receivable’s original effective interest rate of 10.65%. The impairment loss has been included in the SG&A expenses of the CER’s financial statements. The Company will reassess the provision for impairment of receivable at each reporting period and record any changes as an adjustment to the provision for impairment loss and corresponding SG&A expense.

For the year ended December 31, 2012, the discounts reflected as reductions to revenue for payment extension terms were $ 1,709,299 and the accretion of $926,209 was recorded as interest income in the statement of operations and comprehensive income. After the Company recorded provision for impairment loss of receivable as of December 31, 2012, the Company will cease to accrete interest income subsequent to December 31, 2012. The Company will reassess the provision for impairment of receivable together with unearned interest income of $783,090 at each reporting period and records additional provision for impairment or recovery of the receivable to SG&A expenses in the subsequent reporting periods.

A reconciliation of the accounts receivable (including both current and non-current portions) from Zhenjiang Kailin as at December 31, 2012 is as follows:

December 31,
2012

Total outstanding payment amount	11,104,479
Accretion for interest income	926,209
Upgrade Contract (Note16)	1,290,233
Less - unearned interest income	(1,709,299)
Less - provision	(3,397,541)
Total accounts receivables	$8,214,081

Accounts receivable, net - related party	1,605,100
Long term accounts receivable, net - related party	6,608,981
Total accounts receivables	$8,214,081

Of the total balance of $8,214,081, $6,608,981 represented the non-current balance due from Zhenjiang Kailin which is to be collected over one year; the remaining $1,605,100 is included in current receivables due from a related party.

Pursuant to applicable construction contract accounting and other accounting guidance, the additional $1.3 million of revenue for the system upgrade project, the $1.5 million penalty for economic losses incurred by CER’s customer, and the discount effects arising from the payment term extensions in May and July 2012 were added to (or subtracted from, for the latter two items) the total contract revenue for the Zhenjiang Kailin project. The Company re-assessed all developments regarding this project, including the three guaranty arrangements with CGN Energy entered into and the extensions afforded to Zhenjiang Kailin for remaining payments, under ASC 605-35 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met.

Guarantees for Zhenjiang Kailin to Bank of Jiangsu (This guarantee was not related to Zhenjiang Kailin project discussed above.)

On January 14, 2013, CER Shanghai entered into a guaranty contract with Bank of Jiangsu Co., Ltd. Zhenjiang Branch (“Bank of Jiangsu”) to guaranty borrowings made by Zhenjiang Kailin under a comprehensive facility contract between Bank of Jiangsu and Zhenjiang Kailin. The maximum amount of guaranty is RMB 30,000,000 (approximately $4.8 million). On January 14, 2013, Zhenjiang Kailin and Bank of Jiangsu entered into a six month comprehensive facility contract. The loan bears an annual interest rate of 7.8%. The term of the comprehensive line of credit is from January 09, 2013 to July 09, 2013. During this period, if there is any default by Zhenjiang Kailin, CER Shanghai will provide Bank of Jiangsu with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to repay any amounts of principal and interest due and all other related expenses on time under the facility contract. In addition, Jiangsu SOPO (Group) Company Limited (“Jiangsu SOPO”), a third party customer of CER and related party of Zhenjiang Kailin, also guaranteed this loan and assumed the equal responsibility with CER Shanghai.

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

The Company made contributions of $675,672 and $698,645 for employment benefits, including statutory contributions for the years ended December 31, 2011 and 2012, respectively.

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

The transfer to these reserves must be made before distribution of any dividends to shareholders. For the years ended December 31, 2011 and 2012, there were $376,794 and $0 transferred to statutory reserves for these subsidiaries and affiliates of the Company generating profits. Statutory reserves were $509,596 as of December 31, 2012.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 50% of the registered capital.  The remaining required contributions to the statutory reserves were approximately $ 12,387,167 as of December 31, 2012.

Note 19 – Commitments and Contingencies

The following table sets forth our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years

Purchasing obligations	18,485,754	18,424,488	61,266
Capital investment obligations(1)	19,568,094	8,326,350	11,241,744
Total	$38,053,848	$26,750,838	$11,303,010

(1)	With the ongoing Phase II construction of CER’s Yangzhou facility and other deployment needs, capital expenditures for 2013 are expected to range from $19 million to $21 million. The capital investment contractual obligation which cannot be terminated was about $8.3 million.

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

As of December 31, 2012, we have entered into three financial guarantees to guarantee the payment obligations of one related party Zhenjiang Kailin. CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for the portion of the project contract price. CER sold certain equipment integral to the project to CGN Energy. As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement. If there is any default by Zhenjiang Kailin, CGN Energy must first look for recourse from Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy; then Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin; finally CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat power generation project contract. The three guarantees consisted of the following:

Date	Guarantee Contract Amount	Outstanding Guarantee Contract Amount as of December 31, 2012
November 25, 2011	4,699,733	2,348,261	(a)
March 20, 2012	6,048,017	4,536,013	(b)
October18, 2012	3,755,934	3,630,736	(c)
Subtotal	$14,503,684	$10,515,010

(a)	On November 25, 2011, CER Yangzhou entered into the first of two guaranty contracts regarding the Zhenjiang Kailin contract with third party CGN Energy Service Co., Ltd. (“CGN Energy”). CER Yangzhou and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the project contract price. CER sold certain equipment integral to the project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period at a price of RMB 29.28 million (approximately $4.69 million).

(b)	On March 20, 2012, CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for another portion of the project contract price (similar to the financing arrangement with CGN Energy in 2011). CER sold certain equipment integral to the project to CGN Energy at a price of RMB30 million (approximately $4.8 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period at a price of RMB 37.7 million (approximately $6 million).

(c)	On October 18, 2012, CER Yangzhou entered into a guaranty contract with Zhenjiang Kailin and CGN Energy in connection with a third financing for Zhenjiang Kailin project (similar to the financing arrangement with CGN Energy in 2011). CER Shanghai and Shanghai Engineering signed two contracts to CGN Energy each at a price of RMB9.9 million (approximately $1.57 million), which was subsequently resold to Zhenjiang Kailin, for a total amount RMB 19.8 million (approximately $3.14 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 30 month period at a price of RMB23.4 million ( approximately $3.7 million).

Note 20 – Subsequent Events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through the filing date.

On January 14, 2013, CER Shanghai entered into a guaranty contract with Bank of Jiangsu to guaranty borrowings made by Zhenjiang Kailin under a comprehensive facility contract between Bank of Jiangsu and Zhenjiang Kailin with a period from January 9, 2013 to July 9, 2013. The maximum amount of guaranty is RMB 30 million (approximately $4.8 million).

On January 18, 2013, CER signed two contracts with Great Wall for sales and repurchases of certain goods within an 8-month period which in substance are a product financing arrangement. According to these two agreements, CER Yangzhou sold certain equipment to Great Wall at a price of RMB 29,241,034 (approximately $ 4,693,585) and, at the same time, Great Wall resold the equipment to CER Shanghai at a price of RMB 33,625,000 (approximately $5,397,271) via a delayed collection arrangement. On March 28, Great Wall issued bank acceptance drafts amounting to RMB 14 million to CER Yangzhou, and CER Yangzhou has discounted them.

On January 28, 2013, Shanghai Engineering entered into a one-year comprehensive credit facility with China Merchants Bank, Shanghai branch. The facility is for RMB 20,000,000 (approximately $3,174,603). This facility is collateralized by a building located in Shanghai, which is owned by Mr. Qinghuan Wu., CER’s Chief Executive Officer, and guaranteed by CER Shanghai, CER Yangzhou, and Mr. Qinghuan Wu. The interest rate is 6% per annum. On March 25, 2013, Shanghai Engineering drew down RMB 10 million (approximately $1,590,000).

On March 01, 2013 and March 04, 2013, CER Yangzhou drew down RMB 4 million and RMB 4 million from Yizheng JiaHe Rural Micro-Finance Co., LTD, respectively. The duration of these loans is for one year and bears an interest rate of 2% per month. This facility is guaranteed by CER Shanghai, and also guaranteed by Mr. Qinghuan Wu, the Chief Executive Officer of CER.

On March 13, 2013, CER Shanghai entered into a three-year comprehensive loan facility with the Shanghai Pudong Development Bank, Luwan Branch. The facility is for RMB 48,000,000 (approximately $7,600,000), and the interest rate under this facility will be 5% above the People’s Bank of China’s benchmark rate, which is 6% within one year, and 6.15% from one to three years. CER Shanghai is entitled to draw down RMB 30 million as a three-year medium term loan by collateralizing CER’s office building in Zhangjiang, Shanghai; and draw down RMB 10 million as a one-year short term loan by being guaranteed by China National Investment and Guaranty Co., Ltd.; the remaining RMB 8 million will be drawn down as bank acceptances after making a cash deposit of no less than 50%, or letters of guarantee after making a cash deposit of no less than 30%. In addition, this loan facility is guaranteed by Mr. Qinghuan Wu, the Chief Executive Officer of CER. This loan will replace an existing comprehensive facility amounting to RMB 40 million signed with Bank of Communication, Shanghai Branch, which was collateralized by the aforementioned office building. On March 15, 2013, and March 22, 2013, CER Shanghai drew down RMB 20 million and RMB 10 million, respectively, as a medium term loan. These loans will be repaid within three years in several installments, and bears an annual interest rate of 6.46%. On March 26, 2013, CER drew down bank acceptances amounting to RMB 14 million after making a cash deposit of RMB 7 million to Shanghai Pudong Development Bank.

On March 8, 2013, Bank of China Jiangsu Branch approved CER's application for a loan facility of RMB 130 million (equivalent to approximately $21 million). The effective duration of the loan facility will be five years and CER Yangzhou's land use right and fixed assets will be pledged as collateral. The interest rate will be 20% above the People’s Bank of China’s benchmark rate, which at the current time is 6% within one year, 6.15% from one to three years, and 6.4% from three to five years.

Note 21 – Restricted Net Assets

Relevant PRC laws and regulations permit PRC companies to pay dividends only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, the Company’s VIE subsidiaries can only distribute dividends upon approval of the shareholders after they have met the PRC requirements for appropriation to statutory reserve. The statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends. As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances, which restricted portion amounted to approximately $26,303,122 of the Company’s total consolidated net assets as of December 31, 2012. Even though the Company currently does not require any such dividends, loans or advances from the PRC subsidiaries and affiliates for working capital and other funding purposes, the Company may in the future require additional cash resources from our PRC subsidiaries and affiliates due to changes in business conditions, to fund future acquisitions and developments, or merely declare and pay dividends to or distributions to the Company’s shareholders.

Additional Information — Condensed Financial Statements of the Company

The Company is required to include the condensed financial statements of the parent company in accordance with Regulation S-X, Rule 5-04 promulgated by the United States Securities and Exchange Commission. The separate condensed financial statements of the Company as presented below have been prepared in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and Rule 12-04 and present the Company’s investments in its subsidiaries under the equity method of accounting. Such investments are presented on the separate condensed balance sheets of the Company as ‘Investments in subsidiaries.” Subsidiaries’ income or losses are included as the Company’s “Share of income from subsidiaries” on the statement of income and comprehensive income..

As of December 31, 2011 and 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the consolidated financial statements, if any.

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Statement of Income

and Comprehensive Income

	For the years ended December 31,
	2011	2012

REVENUES	$-	$4,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(392,244)	(59,680)

LOSS FROM OPERATIONS	(392,244)	(55,680)

OTHER INCOME (EXPENSES):
Change in fair value of warrant liabilities	1,294,407	22,806
Change in fair value of derivative liabilities	231,103	21,274
Non-operating expenses, net	(76)	(232)
Interest expense	(1,192,006)	(918,114)
Total other income (expenses)	333,428	(874,266)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(58,816)	(929,946)

INCOME TAX EXPENSE	-	-

Equity share of income from subsidiaries and VIE	2,054,484	1,027,239

NET INCOME	1,995,668	97,293
COMPREHENSIVE INCOME	$1,995,668	$97,293

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Balance Sheets

	December 31, 2011	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$4,497	$2,025
Other current assets and receivables	4,900	4,900
Other receivables - intercompany	3,383,664	140,277
Deferred financing costs, current	-	-
Advances on purchases	229	229
Total current assets	3,393,290	147,431

NON-CURRENT ASSETS:
Long term investment	8,771,925	9,799,164
Total non-current assets	8,771,925	9,799,164

Total assets	$12,165,215	$9,946,595

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,255	$1,255
Other payables - intercompany	-	2,645,606
Accrued liabilities	368,365	283,555
Derivative liability, current	21,274	-
Short term loans	4,850,945	-
Total current liabilities	5,241,839	2,930,416

NON-CURRENT LIABILITIES:
Warrant liabilities	22,806	-
Derivative liability	-	-
Convertible note	-	-
Total non-current liabilities	22,806	-

SHAREHOLDERS' EQUITY:
Convertible preferred stock (US$0.001 par value; 50,000,000 shares authorized, 200,000 and 200,000 shares issued and outstanding as of December 31, 2011 and 2012, respectively)	189	189
Common stock (US$0.001 par value; 100,000,000 shares authorized, 31,085,859 and 31,085,859 shares issued and outstanding as of December 31, 2011 and 2012, respectively)	31,085	31,085
Treasury Stock (Nil and 33,853 shares repurchased as of December 31, 2011 and December 31, 2012, respectively)	-	(9,950)
Additional paid-in-capital	7,904,590	7,932,856
Accumulated deficit	(1,035,294)	(938,001)
Total shareholders' equity	6,900,570	7,016,179

Total liabilities and shareholders' equity	$12,165,215	$9,946,595

FINANCIAL INFORMATION OF CHINA ENERGY RECOVERY, INC.

Condensed Statements of Cash Flows

	For the years ended December 31,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,995,668	$97,293
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Stock based compensation	260,224	28,266
Change in fair value of warrants	(1,294,407)	(22,806)
Change in fair value of conversion feature	(231,103)	(21,274)
Cancellation of warrants	(15,547)	-
Amortization of deferred financing costs	215,623	-
Interest expense on convertible notes	159,363	149,055
Common stock issued for consulting services	40,308	-
Restricted common stock issued for long-term loan	144,498	-
Investment income	(2,054,484)	(1,027,239)
Change in operating assets and liabilities:
Other current assets and receivables	511,516	3,243,387
Accrued expenses and other liabilities	249,615	2,560,796
Net cash provided by (used in) operating activities	(18,726)	5,007,478

CASH FLOWS USED IN FINANCING ACTIVITIES:
Common stock repurchase	-	(9,950)
Repayment of Convertible notes	-	(5,000,000)
Net cash used in financing activities	-	(5,009,950)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	-	-

DECREASE IN CASH	(18,726)	(2,472)

CASH, beginning	23,223	4,497

CASH, ending	$4,497	$2,025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management team evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, and in light of the material weaknesses in internal control over financial reporting discussed in “Management’s Report on Internal Control over Financial Reporting,” management concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, using the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (a) the control environment, (b) risk assessment, (c) control activities, (d) information and communication, and (e) monitoring. In the course of the controls evaluation, management reviewed any errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective due to the following material weaknesses identified.

1)	CER lacks of accounting staff who can sufficiently understand, and are familiar with, the SEC’s rules and regulations, also lack of adequate trainings to existing staff about relative knowledge and skills of SEC’s disclosure rules, which may have an adverse effect on timely filing interim and annual financial reporting satisfied SEC’s requirements.

2)	Accounting staff, especially in the CER Yangzhou factory, continue to lack sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations.

3)	The lack of effective budget management and controls. There are insufficient communications between sales department and finance department so that operating budget and cash flow forecast cannot be updated in a timely manner, therefore managements may be unable to timely and effectively take actions to cope with likely further deteriorate financial conditions, especially facing downturn of global economy and our worsening of liquidity situations in 2012, which will significantly increase the risk of assumption of our continuing as a going concern.

4)	There are insufficient controls for the Company’s information technology, especially in the area of enterprise resource planning (“ERP”). CER does not have policies to govern IT and the accounts in the ERP system, particularly in the access rights for each account, the access passwords and the segregation of duties in the accounting system.

5)	CER has insufficient qualified resources (employees and work framework) to perform the internal audit function properly.

6)	CER has not completed development of its policies for performance appraisals, and also has no written documentation. Management has no data to analyze the condition of human resources and to assess the related risks.

7)	CER lacks scientific stock management. Since the production department does not provide timely budgets and updates on the needs for stock, the stock quantity in the warehouse cannot be controlled to the optimized level, which to some extent, increases the storage cost or leads to raw material shortages.

8)	CER lacks scientific fixed-assets management. As the production department and finance department lack timely communications, the construction in process and machinery equipments which are fully completed and ready for use cannot be transferred to fixed assets in time, leading to incorrect calculation of the depreciation cost in accounting. Furthermore, the incomplete statistical information about construction in progress of Phase Two provided by production department resulted in the reporting disclosure information which was inconsistent with the facts, also increase the risk of control on fixed assets.

9)	Although detailed internal control procedures have been set up, CER still lacks timely risk assessment procedures to update and modify the control procedures in execution.

10)	Some controls tested as deficiencies during 2011 and 2012 still remained un-remediated as of the year end 2012 because most departments were short of resources, especially with respect to CER Yangzhou, where the facility was newly set up and the resources hadn’t been trained fully.

Remediation Activities by Management

Our management is in the process of implementing further remediation procedures and anticipates remediating these weaknesses by the end of 2013. Management is seeking to develop the overall scope and effectiveness of our internal audit capabilities. Additionally, management has taken the following actions to improve internal controls over financial reporting in 2012.

1)    Detailed control procedures were set up by the internal control department and revised continuously according to the current situation.

2)    The percentage of completion of Phase Two of Yangzhou facility was statistic by production department in a timely manner so the correct information about construction in progress was calculated and disclosed correctly in finance reporting.

3)    During fiscal year 2012, CER continued to hire several qualified staff with experience in financial reporting, which has provided improved and better compilation of the necessary information and interpretation for the proper presentation of the financial statements; however, management understands that there must be continued improvement in this area. Management has recruited more qualified employees for the key positions which relate to financial reporting. CER also recruited some management personnel at both senior and middle levels who have knowledge and experience in internal controls. Management has increased the accounting, internal control, and SEC reporting acumen and accountability of its finance organization employees through internal and external training programs to enhance their competency with respect to U.S. GAAP and internal control over financial reporting. The trainings include updates on the SEC’s disclosure requirements and recent announcements, internal control and corporate governance, option incentive plans, international trading, etc.

4)    Management has strengthened its monitoring controls over financial reporting to include additional review by our chief financial officer and senior finance staff over the application of U.S. GAAP accounting knowledge, the selection and evaluation of U.S. GAAP accounting policies, critical accounting judgments and estimates, reporting and disclosures.

5)    Management is developing an ERP system to eliminate manual processes in the supply chain, manufacturing, sales and financial process areas to avoid the kinds of mistakes that may result from manual entry.Management has engaged the services of a finance software company which will assist management in optimizing the design and use of the software and strengthening the internal control of financial reporting of the Company. Management has also employed an ERP supplier to timely review the system and rectify any errors or problems noted.

6)    Management has established some and will continue to establish high level and detailed control policies for all business departments, and management will continue to monitor the implementation of these policies. These policies include, but are not limited to, CER Examine and Approve Matrix, Guidance for Physical Count and Variance Adjustment, and IT Security Policy.

7)    Management implemented more comprehensive documentation control policies and procedures to allow it to evaluate whether our controls in this respect are effective and implemented more comprehensive information technology (including ERP) policies and procedures.

8)    For IT security, management has developed formats to control the accounts and access rights to the data if there are any changes. Management also periodically inspects the physical location of the computer servers and the virtual system to check whether there is any unusual phenomenon that may cause risks and keeps written documentation to support this activity.

9)    Management has established an internal control department consisting of experienced staff. The team is focused on design of the control points of different operational cycles, as well as inspection of the implementation of the control processes. Management plans to recruit more experienced staff in the future to focus on internal controls. Training relating to internal controls will also be launched in the near future to increase the effectiveness and efficiency of our control implementation. Management also has established some relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud system, while it is preparing detailed instructions and guidance.

10)    The human resource department of CER has established some policies to regularize the behavior of staff. The staff handbook specifies the behavior standards required by the Company in detail. Correspondent rewards and punishments are clearly stipulated. CER regards this as a good start to build up the honest, responsible working attitude of staff and a healthy corporate culture, which are integral parts of a good atmosphere of internal control implementation.

11)    CER is in the process of training new stock clerks and providing them with adequate time and knowledge to get familiar with their tasks. The annual taking stock of inventory was properly planned and arranged. The relevant personnel held meetings to discuss the details of the process. A stocktaking report was delivered to the related supervisor for final review.

12)    CER is considering performing monthly or quarterly inventory counts on the raw material. At the end of each month, the warehouse administrator will check the inventory balance with that recorded in the ERP system by physical sighting. If there is any discrepancy, reasons will be investigated with the help of the material requisition personnel of the production department. CER is considering hiring security guards to ensure the inventory stored in the warehouse is safe.

13)    CER is considering setting up records for each client regarding its detailed background information, its payment condition, and the implementation percentage of the contract. The prompt update on the information will be helpful in receivable collection, client information management, and project control.

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

Changes in Internal Controls

Other than the above-mentioned “Remediation Initiatives by Management,” the Company has made no change in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended December 31, 2012.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our Company as of March  31, 2013:

Name	Age	Position with the Company
Qinghuan Wu	67	Chairman of the Board, Chief Executive Officer
Qi Chen	43	Chief Operations Officer and Director
Simon Dong	33	Acting Chief Financial Officer
Jules Silbert	84	Director
Yan Sum Kung	69	Director
Estelle Lau	46	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and ten percent shareholders are charged by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2012, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.

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

Item 11 Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation with respect to our fiscal years ended December 31, 2012 and December 31, 2011, paid or accrued by us to or on behalf of those persons who were our principal executive officer and principal financial officer, who we refer to as our “named executive officers.” There were no other executive officers whose compensation exceeded $100,000 during those two fiscal years.

Name and principal position	Year	Salary ($)	All Other Compensation(1) ($)	Total ($)
Qinghuan Wu, Chief Executive Officer and acting Chief Financial Officer(2)	2012 2011 2010	154,614 120,000 72,508	5,000 5,000 5,000	159,614 125,000 77,508
Simon Dong, Acting Chief Financial Officer(2)	2012 2011	111,724 102,830	- -	111,724 102,830
Qi Chen, Chief Operating Officer	2012	116,780	-	116,780

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

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding at December 31, 2012 for the named executive officers.

Option Exercises

None of our named executive officers exercised any options during the year ended December 31, 2012.

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

We entered into substantially similar Board of Directors - Retainer Agreements with each of our independent directors, Yan Sum Kung, Jules Silbert and Estelle Lau. Pursuant to the terms of the Retainer Agreements, each director has agreed to serve as a director until the earlier of the termination of the Retainer Agreement or the two year anniversary of the effective date thereof. Each director will receive compensation for service on the Company's Board of Directors in the form of options to purchase the Company's common stock and, in some cases, cash retainer payments. The term of the options is ten years and the options vest in eight equal installments on each October 1, January 1, April 1 and July 1 during the term. The retainers are paid on a quarterly basis during the term of the Retainer Agreement. The Retainer Agreements automatically renew for successive terms upon the director's re-election to the Board of Directors for the period of such term, unless the Board of Directors determines not to renew a Retainer Agreement in its sole discretion.

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

The following table sets forth compensation information for the Company’s directors who are not named executive officers for the year ended December 31, 2012:

Name	Fees Earned or	Option Awards(1)	Total
	Paid in cash	($)	($)
	($)
Yan Sum Kung	30,000	14,133	44,133
Jules Silbert	30,000	14,133	44,133
Estelle Lau	30,000	-	30,000

(1) Option award amounts reflect the fair market value on the date of grant for our directors for the year ended December 31, 2012, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock and Series A Convertible Preferred Stock constitute our only voting securities. Holders of our common stock and Series A Convertible Preferred Stock vote together as a single class. As of March 31, 2013, we had 31,052,006 shares of common stock and 200,000 shares of Series A Convertible Preferred Stock issued and outstanding. Each holder of Series A Convertible Preferred Stock is entitled to that number of votes equal to the number of shares of common stock into which such holder’s aggregate number of shares of Series A Convertible Preferred Stock is convertible immediately after the close of business on the applicable record date. Currently, the Series A Convertible Preferred Stock is convertible into an aggregate of 105,882 shares.

The following table sets forth, as of March 31, 2013, the beneficial ownership of our common stock by (a) each person or group of persons known to us to beneficially own more than 5% of our outstanding shares of common stock, (b) each of our directors and named executive officers and (c) all of our directors and executive officers as a group. None of the foregoing persons hold any shares of our Series A Convertible Preferred Stock. Except as indicated in the footnotes to the table below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2013 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the table below, the address of each individual named below is Building#26, No. 1388 Zhangdong Road, Zhangjiang Hi-tech Park, Shanghai, China, 201203.

	Amount and Nature of Beneficial Ownership			Percentage of Beneficial Ownership
Name of Beneficial Owner	Common Stock		Series A Preferred Stock	Common Stock(1)	Series A Preferred Stock
Qinghuan Wu	11,454,254		-0-	36.85%	—
Jialing Zhou(4)	8,302,836		-0-	26.71%	—
Qi Chen	100,000		-0-	*	—
Estelle Lau	60,000	(2)	-0-	*	—
Yan Sum Kung	45,000	(3)	-0-	*	—
Jules Silbert	45,000	(3)	-0-	*	—
Simon Dong	10,000		-0-	*	—
Dexamenos Development S.A. 6 Rue Adolphe, Luxembourg	-0-		200,000	—	100%
All directors and officers as a group (6 persons)	20,017,090			64.39%

(1)	Based upon 31,085,859 shares of common stock issued and outstanding as of December 31, 2012. Does not include 200,000 shares of Series A Convertible Preferred Stock currently exercisable into 105,882 shares of common stock.
(2)	Includes 60,000 shares of common stock issuable upon exercise of outstanding options.
(3)	Includes 45,000 shares of common stock issuable upon exercise of outstanding options.
(4)	Jialing Zhou resigned as our director in June 2011. She is the only person who is not a director or officer as of March 31, 2013, listed in the table above. Ms. Zhou is the wife of Mr. Qinghuan Wu.
*	Less than 1%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On January 8, 2011, CER signed a contract for the design, manufacture, and installation of a major waste heat recovery system with Zhenjiang Kailin. The contract was valued at RMB 300 million (approximately $46 million), including the engineering part of RMB 8 million (approximately $1 million), procurement part of RMB 240 million (approximately $37 million) and construction part of RMB 52 million (approximately $8 million). The system will be part of a sulfuric acid plant. 79 percent of the project was completed as of December 31, 2011 and the project is scheduled for full completion by March 2012. Transactions between CER and Zhenjiang Kailin were presented as related party transactions because the Chairman, Chief Executive Officer and majority shareholder of Green Asia Resources, Inc. (“Green Asia”), the parent company of Zhenjiang Kailin, is the owner of, at that time, a significant creditor, Hold and Opt Investments Limited (as discussed in Note 7, Short-Term Loans) and is a less than 5% shareholder of CER, our executive officers own, as a result of a private placement and prior consulting arrangement, a small number (less than 1%) of shares in Green Asia, and, that at the time the contract was signed, a less than 5% shareholder of both CER and Green Asia was a member of CER’s Board of Directors. Management of each company is different and the directors at Green Asia and Zhenjiang Kailin are independent of CER. For the year ended December 31, 2012, revenue earned from the contract amounted to $6,598,459. The cost of revenue associated with the revenue is $8,529,606; accounts receivable from the related party for the work under contract amounted to $7,843,106 as of December 31, 2012.

On November 25, 2011, CER Yangzhou entered into a guaranty contract regarding the Zhenjiang Kailin related party contract with third party CGN Energy. CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for a portion of the Zhenjiang Kailin project contract price. CER sold certain equipment integral to the Zhenjiang Kailin sulfuric acid waste heat recovery project to CGN Energy at a price of RMB24.1 million (approximately $3.82 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period. The substance of this transaction is Zhenjiang Kailin obtaining financing from third party CGN Energy to pay CER. CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat recovery project. If there is any default by Zhenjiang Kailin, CGN Energy must first look for recourse from Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy; then Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin; and finally CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat recovery project contract. The amount of the guarantee, RMB 24.1 million, represents 7.8% of the RMB307 million project price.

On March 20, 2012, CER and Zhenjiang Kailin agreed to engage CGN Energy to provide financing for another portion of the project contract price (similar to the financing arrangement with CGN Energy in 2011). CER sold certain equipment integral to the project to CGN Energy at a price of RMB30 million (approximately $4.8 million). As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 24 month period at a price of RMB 37.7 million (approximately $6 million). CER Yangzhou also entered into a second guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat power generation project. The guarantee contract is of the same character as the first financing arrangement, Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy is in the first guarantee order, Jiangsu SOPO in second guarantee order and CER Yangzhou in the third guarantee order, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the project contract.

On October 18, 2012, CER Yangzhou entered into a guaranty contract with Zhenjiang Kailin and CGN Energy in connection with a third financing for Zhenjiang Kailin project (similar to the financing arrangement with CGN Energy in 2011). CER Shanghai and Shanghai Engineering signed two contracts to sell certain equipment to CGN Energy each at a price of RMB9.9 million (approximately $1.57 million), for a total amount RMB 19.8 million (approximately $3.14 million), which was subsequently resold to Zhenjiang Kailin. As the financing party, CGN Energy resold the equipment to Zhenjiang Kailin via a structured payment arrangement covering a 30 month period at a price of RMB23.4 million ( approximately $3.7 million). CER Yangzhou entered into a guaranty contract with CGN Energy for the equipment sold, which was installed in the sulfuric acid waste heat power generation project. If there is any default by Zhenjiang Kailin, CGN Energy must first look for recourse from Zhenjiang Kailin’s pledge for payment of its structured note with CGN Energy; then Jiangsu SOPO, a third party customer of CER and related party of Zhenjiang Kailin; and finally CER Yangzhou, which provided CGN Energy with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to pay CGN Energy on time under the waste heat power generation project contract.

On January 14, 2013, CER Shanghai entered into a guaranty contract with Bank of Jiangsu Co., Ltd. Zhenjiang Branch (“Bank of Jiangsu”) to guaranty borrowings made by Zhenjiang Kailin under a comprehensive facility contract between Bank of Jiangsu and Zhenjiang Kailin. The maximum amount of guaranty is RMB 30,000,000 (approximately $4.8 million). On January 14, 2013, Zhenjiang Kailin and Bank of Jiangsu entered into a six month comprehensive facility contract. The loan bears an annual interest rate of 7.8%. The term of the comprehensive line of credit is from January 09, 2013 to July 09, 2013. During this period, if there is any default by Zhenjiang Kailin, CER Shanghai will provide Bank of Jiangsu with an unconditional and irrevocable guarantee with joint responsibility to ensure that Zhenjiang Kailin will fulfill the duties and responsibilities to repay any amounts of principal and interest due and all other related expenses on time under the facility contract. In addition, Jiangsu SOPO (Group) Company Limited (“Jiangsu SOPO”), a third party customer of CER and related party of Zhenjiang Kailin, also guaranteed this loan and assumed the equal responsibility with CER Shanghai.

There are no other guarantees for any other elements of the Zhenjiang Kailin project. The Company assessed the arrangement under SAB 104 revenue recognition criteria and concluded the criteria, particularly the criterion regarding collectability being reasonably assured, were met. As a similar guaranty could be obtained from a third party financial institution and performance of the contract is probable, the Company separated the deliverable represented by the guaranty from the rest of the contract price and recognized the initial fair value of the guaranty liability arising from the guaranty contract as deferred revenue based on the quote guarantee fee percentage for loans with similar terms from financial institutions. As of December 31, 2012, the deferred revenue was $246,608. This amount will be amortized to revenue according to applicable GAAP accounting requirements as the underlying structured payment obligation is satisfied by Zhenjiang Kailin’s payments to CGN Energy. As of December 31, 2012, Zhenjiang Kailin has made all required payments to CGN Energy in compliance with the payment schedule.

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

Principal Accountant Fees and Services

PricewaterhouseCoopers (“PwC”), our current auditor, performed the audit of our annual consolidated financial statements for the years ended December 31, 2012 and 2011. PwC also performed the review of our quarterly financial statements for the first, second and third quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively.

The following is a summary of fees billed by the principal accountant for services rendered during each of the years ended December 31, 2011 and 2012.

Audit Fees. For the years ended December 31, 2011 and December 31, 2012, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $421,563 and $396,275, respectively.

Audit Related Fees. For the years ended December 31, 2011 and December 31, 2012, there were no fees billed for professional services by our independent auditors for such services.

Tax Fees. For the years ended December 31, 2011 and December 31, 2012, there were no fees billed for professional services rendered by our independent auditors for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2011 and December 31, 2012, there were no other fees billed for other professional services by our independent auditors.

Pre-Approval Policy

The Audit Committee pre-approves the services to be provided by its independent auditors. During the year ended December 31, 2012, the Audit Committee reviewed in advance the scope of the annual audit to be performed by the independent auditors and the independent auditors’ audit fees and approved them.

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

3.	Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Merger dated as of April 7, 2006 by and between the Registrant and its wholly-owned subsidiary Commerce Development Corporation, Ltd. (1)
2.2	Share Exchange Agreement made effective as of January 24, 2008 by and among the Registrant, Poise Profit International, Ltd. and the selling stockholders of Poise Profit International, Ltd. as set out in the Share Exchange Agreement (2)
2.3	Asset Purchase Agreement dated as of January 25, 2008 between the Registrant and MMA Acquisition Company (2)
2.4	First Amendment to Share Exchange Agreement, dated as of April 15, 2008, by and among the Registrant, Poise Profit International, Ltd. and the undersigned shareholders of Poise Profit International, Ltd. (3)

3.1	Amended and Restated Certificate of Incorporation (13)
3.2	Corrected Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of China Energy Recovery, Inc. (14)
3.3	Bylaws (15)
3.4	First Amendment to the Bylaws (16)
3.5	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of China Energy Recovery, Inc. (17)
4.1	Form of Warrant issued under the Consulting Agreement (2)
4.2	Form of Warrant issued in the Financing (3)
4.3	Registration Rights Agreement dated as of January 18, 2008 by and among the Registrant and certain stockholders signatory thereto (3)
4.4	Form of Registration Rights Agreement dated as of April 15, 2008 by and among the Registrant and the investors in the Financing (3)
4.5	Warrant issued under the Consulting Agreement between China Energy Recovery, Inc. and ARC China, Inc. (6)
10.1	Securities Purchase Agreement dated as of January 9, 2006 by and among the Registrant and the purchasers signatory thereto (7)
10.2	Securities Purchase Agreement dated as of April 13, 2006 by and among the Registrant and the purchasers signatory thereto (8)
10.3	Stock Purchase Agreement dated as of April 18, 2006 by and among the selling stockholders and purchasers signatory thereto (8)
10.4	Form of Securities Purchase Agreement dated as of April 15, 2008 by and among the Registrant and the purchasers signatory thereto (3)
10.5	Amended and Restated Senior Secured Promissory Note dated as of January 9, 2008 (9)
10.6	Escrow Agreement dated as of April 15, 2008 by and among the Registrant, Poise Profit International, Ltd., Qinghuan Wu and Jialing Zhou (3)
10.7	Loan and Transaction Expenses Agreement dated as of December 18, 2007 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and RMK Emerging Markets, LLC (3)
10.8	Loan Conversion Agreement dated as of April 15, 2008 between RMK Emerging Markets, LLC, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and China Energy Recovery, Inc. (3)
10.9	Leasing and Operating Agreement dated as of April 22, 2004 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and Shanghai Si Fang Boiler Factory, together with Amendment dated as of November 21, 2005, Amendment dated as of December 28, 2006 and Amendment dates as of June 25, 2007 (3)
10.10	Consulting Services Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.11	Operating Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.12	Proxy Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.13	Option Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.14	Equity Pledge Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and the shareholders of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.15	Consulting Services Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.16	Operating Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)

10.17	Proxy Agreement dated as of December 28, 2005 between Haie Hi-tech Engineering (Hong Kong) Company Limited and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.18	Option Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. (3)
10.19	Equity Pledge Agreement dated as of December 28, 2005 among Haie Hi-tech Engineering (Hong Kong) Company Limited, Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. and the sole shareholder of Shanghai Xin Ye Environmental Protection Engineering Co., Ltd. (3)
10.20*	Employment Contract dated as of January 1, 2006 between Shanghai Hai Lu Kun Lun, Hi-Tech Engineering Co., Ltd. and Qinghuan Wu (3)
10.21	Consulting Agreement dated as of June 20, 2008 between China Energy Recovery, Inc. and ARC China, Inc.(6)
10.22	Amendment dated as of August 20, 2008 to Leasing and Operating Agreement dated as of April 22, 2004 between Shanghai Hai Lu Kun Lun Hi-tech Engineering Co., Ltd. and Shanghai Si Fang Boiler Factory, as amended (10)
10.23	First Amendment to Consulting Agreement dated as of August 11, 2008 between China Energy Recovery, Inc. and ARC China, Inc. (10)
10.24*	Stock Option Plan (12)
10.25	Loan Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.26	Registration Rights Agreement dated as of May 21, 2009 between Registrant and Hold And Opt Investments Limited (18)
10.27	Form of Loan Agreement dated February 1, 2010, between investors and CER Holdings (Hong Kong) Limited (19)
10.28	Loan Agreement between Haide Engineering (Hong Kong) Limited and CER (Hong Kong) Holdings Limited dated February 1, 2010 (19)
10.29	Form of Loan Agreement dated as of December 31, 2010 between registrant and Hold and Opt Investments Limited (20)
10.30	Form of Collateral Agreement, related to the Loan Agreement dated as of December 31, 2011 (20)
10.31	Loan agreement with Shanghai Pudong Development Bank dated November 18, 2010
10.32	Loan agreement with Bank of China dated the December 9, 2010
10.33	Retainer agreement with Mr. Ye Tian
10.34	Retainer agreement with Ms. Estelle Lau (21)
10.35	Retainer agreement with Dr. Kung
10.36	Zhenjiang Kailin Clean Heat Energy agreement dated January 8, 2011
10.37	Loan agreement with Hold And Opt Investments Limited dated September 30, 2011
10.38	Loan agreement with Shanghai Pudong Zhanjiang Micro-credit Co., Ltd dated February 27, 2012
10.39	Loan agreement with Shanghai Pudong Development Bank dated August 31, 2011
10.40	Bank acceptance agreement with Industrial and Commercial Bank of China Limited, Zhangjiang Branch dated November 24, 2011
10.41	Loan agreement with Industrial and Commercial Bank of China Limited, Zhangjiang Branch dated December 29, 2011
10.42	Guaranty Contract for Kailin Energy Zhenjiang Ltd. 800kt/a sulfuric acid waste heat recovery project
10.43	Retainer agreements with Mr. Silbert
10.44	Maximum amount loan agreement with Bank of Ningbo dated January 9, 2012
10.45	Loan agreement with Industrial and Commercial Bank of China dated January 11, 2012
10.46	Comprehensive facility with Bank of communications dated January 30, 2012
10.47	Loan agreement with Shanghai Pudong Zhanjiang Micro-credit Co., Ltd dated February 27, 2012
10.48	Bank Acceptance Agreement with Bank of Ningbo dated March 6, 2012
10.49	Bank Acceptance Agreement with Bank of Ningbo dated March 21, 2012
10.50	Comprehensive facility with China Citic Bank dated March 30, 2012
10.51	Bank acceptance agreement with Industrial and Commercial Bank of China dated May 30, 2012

10.52	Working capital loan agreement with China CITIC Bank dated June 6, 2012
10.53	Import financing agreement with Industrial and Commercial Bank of China dated June 15, 2012
10.54	Equipment procurement contract with Greatwall dated August 09, 2012
10.55	Equipment sales contract with Greatwall dated August 09, 2012
10.56	Integration credit agreement with Bank of Shanghai dated September 11, 2012
10.57	Zhenjiang Kailin Guarantee contract dated October 17, 2012
10.58	Extension to continuation and loan agreement dated September 29, 2012 (+)
10.59	Maximum Guarantee Contract related to the loan agreement dated September 11, 2012 (+)
10.60	Loan agreement with Shanghai Rural Commercial Bank dated November 20, 2012 (+)
10.61	Guaranty Contract for Kailin Energy Zhenjiang Ltd. signed with Jiangsu Bank dated January 4, 2013 (+)
21.1	List of Subsidiaries
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (+)
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (+)

*	Indicates management contract, compensatory plan or arrangement.
1.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
2.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2008.
3.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2008.
4.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
5.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
6.	Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 31, 2008.
7.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2006.
8.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 18, 2006.
9.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 15, 2008.
10.	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on August 25, 2008.
11.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 24, 2008.
12.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 4, 2008.
13.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2008.
14.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2008.
15.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 13, 2006.
16.	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2008
17.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 5, 2009.
18.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 26, 2009.
19.	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 4, 2010.
20	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 10, 2011.
21.	Incorporated by his reference to the resistant’s Current Report on form 8-K filed on October 6, 2009.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY RECOVERY, INC.

April 16, 2013	By:	/s/ Qinghuan Wu
Qinghuan Wu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer and Director:

/s/ Qinghuan Wu	Chief Executive Officer and Director
Qinghuan Wu	April 16, 2013

Principal Financial and Accounting Officer

/s/ Simon Dong	Acting Chief Financial Officer
Simon Dong	April 16, 2013

Directors:

/s/ Qi Chen	Chief Operation Officer and Director
Qi Chen	April 16, 2013

/s/ Jules Silbert	Director
Jules Silbert	April 16, 2013

/s/ Yan Sum Kung	Director
Yan Sum Kung	April 16, 2013

/s/ Estelle Lau	Director
Estelle Lau	April 16, 2013

